Form 10-Q
period 2015-06-30
Cidara Therapeutics, Inc.
filed 2015-08-11
CIK 1610618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒   No   ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

As of August 10, 2015, the registrant had 13,674,291 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIDARA THERAPEUTICS, INC.

Condensed Balance Sheets

	June 30, 2015	December 31, 2014
(In thousands, except share and per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,301	$22,796
Prepaid expenses and other current assets	749	217
Total current assets	123,050	23,013
Property and equipment, net	831	863
Other assets	72	474
Total assets	$123,953	$24,350

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$854	$1,177
Accrued liabilities	1,459	1,622
Accrued compensation and benefits	755	414
Total current liabilities	3,068	3,213
Other long-term liabilities	28	34
Total liabilities	3,096	3,247
Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding at June 30, 2015; 127,214,000 shares authorized and 97,526,081 shares issued and outstanding at December 31, 2014	-	32,548
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2015; no shares authorized at December 31, 2014; no shares issued or outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, $0.0001 par value; 200,000,000 and 185,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 13,903,536 and 13,598,693 shares issued and outstanding, respectively, at June 30, 2015; 1,494,506 and 1,132,738 shares issued and outstanding, respectively, at December 31, 2014	4	3
Additional paid-in capital	147,308	1,856
Accumulated deficit	(26,455)	(13,304)
Total stockholders' equity (deficit)	120,857	(11,445)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$123,953	$24,350

See accompanying notes.

CIDARA THERAPEUTICS, INC.

Condensed Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Operating expenses:
Research and development	$4,210	$966	$9,145	$1,244
Cost of in-process research and development acquired	-	1,607	-	1,607
General and administrative	2,236	522	4,033	803
Total operating expenses	6,446	3,095	13,178	3,654
Loss from operations	(6,446)	(3,095)	(13,178)	(3,654)
Other income (expense):
Interest income (expense), net	32	(44)	27	(89)
Change in fair value of convertible notes payable	-	(80)	-	(183)
Total other income (expense)	32	(124)	27	(272)
Net loss	$(6,414)	$(3,219)	$(13,151)	$(3,926)
Net loss per common share, basic and diluted	$(0.59)	$(5.04)	$(2.16)	$(7.63)
Weighted average shares outstanding used to compute net loss per share, basic and diluted	10,957,150	638,272	6,075,134	514,736

See accompanying notes.

CIDARA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(In thousands)	2015	2014
Operating activities:
Net loss	$(13,151)	$(3,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	19
Stock-based compensation	1,479	8
Non-cash interest expense	-	66
Change in fair value of convertible notes payable	-	183
Amortization of debt issue costs	11	23
Purchase of in-process research and development	-	1,607
Changes in assets and liabilities:
Prepaid expenses and other current assets	(520)	(83)
Accounts payable and accrued liabilities	(267)	763
Accrued compensation	341	26
Net cash used in operating activities	(11,918)	(1,314)

Investing activities:
Purchases of property and equipment	(157)	(678)
Net cash used in investing activities	(157)	(678)

Financing activities:
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	-	29,866
Proceeds from issuance of Series B convertible preferred stock, net of offering costs	41,921	-
Proceeds from initial public offering, net of offering costs	69,543	-
Proceeds from exercise of stock options	116	18
Proceeds from issuance of convertible notes payable, net of offering costs	-	930
Net cash provided by financing activities	111,580	30,814
Net increase in cash and cash equivalents	99,505	28,822
Cash and cash equivalents at beginning of period	22,796	185
Cash and cash equivalents at end of period	$122,301	$29,007

Non-cash investing activity:
Property and equipment acquired but not yet paid	$-	$39
Non-cash financing activities:
Initial public offering costs incurred but not yet paid	$13	$11
Deferred initial public offering costs paid in 2014	$233	$-
Conversion of Series A convertible preferred stock to common stock upon initial public offering	$32,548	$-
Conversion of Series B convertible preferred stock to common stock upon initial public offering	$41,921	$-
Vesting of early exercised stock options	$192	$-
Conversion of convertible notes payable and accrued interest to Series A convertible preferred shares	$-	$2,682

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

On April 20, 2015, the Company completed its initial public offering (“IPO”), whereby the Company sold 4,800,000 shares of common stock at a price of $16.00 per share.  Proceeds from the IPO were approximately $69.3 million, net of underwriting discounts and commissions and offering costs.  In connection with the IPO, the outstanding shares of the Company’s Series A convertible preferred stock (“Series A preferred”) and Series B convertible preferred stock (“Series B preferred”) automatically converted into 7,561,380 shares of common stock.

Basis of Presentation

The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operating activities since its inception. At June 30, 2015, the Company had an accumulated deficit of $26.5 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company plans to continue to fund its losses from operations and capital funding needs through debt and equity financing or through collaborations or partnerships with other companies. Debt or equity financing may not be available on a timely basis on terms acceptable to the Company, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s financial statements relate to estimating the fair value of the Company’s common shares used to account for share-based compensation and certain accruals, including those related to preclinical and clinical activities. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Loss—Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying condensed financial statements.

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

Convertible Preferred Stock—The Company’s Series A preferred and Series B preferred were classified as temporary equity instead of stockholders’ equity (deficit) in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities, as the stock is conditionally redeemable at the holder’s option and upon certain change in control events that are outside the Company’s control, including the liquidation, sale, or transfer of control of the Company. Upon such change in control events, holders of the convertible preferred stock can cause its redemption.

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

Stock-based Compensation— The Company accounts for stock-based compensation expense related to employee stock options, restricted stock grants, and employee stock purchase plan rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model.  For awards subject to time-based vesting conditions, stock-based compensation expense is recognized using the straight-line method over the requisite service period of the awards, net of estimated forfeitures. The Company accounts for stock options granted to non-employees using the fair value approach. These option grants are subject to periodic revaluation over their vesting terms.

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, convertible notes payable, unvested restricted common stock subject to repurchase, options outstanding under the Company’s stock option plan, and shares to be purchased under the Company’s employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	June 30,
	2015	2014
Convertible preferred stock (in common stock equivalent shares)	-	3,839,604
Common stock options issued and outstanding	1,479,578	-
Common stock subject to repurchase	304,843	67,989
Total	1,784,421	3,907,593

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

At December 31, 2014, the Company held securities of a money market fund which invests in short-term U.S. Treasury securities, the prices of which are available from quoted prices in active markets. The carrying amounts of the Company’s financial instruments, including accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

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

At June 30, 2015, the Company had no financial instruments measured at fair value on a recurring basis.

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

Comerica Loan

In December 2014, the Company entered into a Loan and Security Agreement with Comerica Bank, or the Comerica Loan, to borrow up to $10 million. The Comerica Loan is secured by substantially all of the Company’s assets other than intellectual property (except rights to payment from the sale, licensing, or disposition of such intellectual property). The Comerica Loan may be drawn upon by the Company through December 2015. The Comerica Loan bears interest at either Comerica’s Prime Reference Rate or LIBOR plus Comerica’s LIBOR Spread Rate, as defined in the Comerica Loan. The terms allow for a 12-month interest-only period and all outstanding term loans under the credit facility will begin amortizing at the end of the interest-only period, with monthly payments of principal and interest to be made in 36 consecutive installments following the interest-only period. Any advances made on the Comerica Loan would become due in December 2018. The Company has the right to repay any borrowings on the Comerica Loan in full without prepayment penalty. The Company issued a warrant for the purchase of Series A preferred equal to 1.5% of the total borrowings under the Comerica Loan divided by the warrant purchase price of $8.5344 per share. Due to the conversion of the Series A preferred upon closing of the IPO, if advances are made on the Comerica Loan, the warrant will become exercisable for the purchase of common stock on the earlier to occur of (1) the date on which the aggregate amount of advances under the Comerica Loan equals $10 million or (2) December 29, 2015. If no advances are made on the Comerica Loan by December 29, 2015, the warrant will terminate. As of June 30, 2015, the Company has not drawn any advances on the Comerica Loan.  The Company incurred $22,000 in costs associated with the execution of the Comerica Loan.  During the three and six months ended June 30, 2015, $5,000 and $11,000, respectively, of debt issue costs were amortized and recognized as interest expense in the condensed statement of operations.

5. STOCKHOLDERS’ EQUITY

Common Stock Subject to Repurchase

The Company’s equity incentive plans allow for early exercise of certain option awards issued under the plan.  At June 30, 2015, 282,926 shares of common stock were unvested and subject to repurchase.  Under the authoritative guidance, early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price.  The Company reduces the liability as the underlying shares vest in accordance with the vesting terms outlined in the stock option agreements which, generally, is 4 years.  At June 30, 2015, the Company had recorded an early exercise liability of $649,000 and no shares had been repurchased by the Company.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	June 30, 2015	December 31, 2014
Conversion of Series A preferred (in common stock equivalent shares)	-	3,839,604
Stock options issued and outstanding	1,479,578	709,136
Authorized for future stock awards or option grants	1,763,270	12,062
Authorized for future issuance under employee stock purchase plan	245,168	-
Total	3,488,016	4,560,802

6. STOCK INCENTIVE PLANS

2015 Equity Incentive Plan

In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Equity Incentive Plan (“2015 Plan”).  Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards to individuals who are employees, officers, directors, or consultants of the Company.  A total of 1,634,456 shares of common stock were reserved for issuance under the 2015 Plan.  The shares reserved exclude shares of common stock reserved for issuance under the 2013 Equity Incentive Plan, or 2013 Plan.  Shares totaling 194,564 shares that were remaining under the 2013 Plan were added to the shares initially reserved under the 2015 Plan upon its effectiveness.  In addition, the number of shares of stock available for issuance under the 2015 Plan will be automatically increased each January 1, beginning on January 1, 2016, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number as determined by the Company’s board of directors

Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2015 Plan. Stock options granted by the Company typically vest over a four year period. Certain stock options are subject to acceleration of vesting in the event of certain change of control transactions. The stock options may be granted for a term of up to ten years from the date of grant. The exercise price for stock options granted under the 2015 Plan must be at a price no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided that for an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the estimated value on the date of grant. As of June 30, 2015, the Company had 1,763,270 shares available for future issuance to employees, nonemployee directors, and consultants of the Company under the 2015 Plan.

Employee Stock Purchase Plan

In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Employee Stock Purchase Plan (“ESPP”).  A total of 245,168 shares of common stock were initially reserved for issuance under the ESPP.  In addition, the number of shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2016, by the lesser of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (ii) 490,336 shares.

The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of each offering period.  An employee’s payroll deductions under the under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year.  As of June 30, 2015, no shares had been issued from the ESPP.

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

The Company did not issue any shares of common stock to employees or consultants during the six months ended June 30, 2015.  During the six months ended June 30, 2014, 78,812 shares of common stock were issued to employees and consultants of the Company at a weighted average purchase price of $0.13 per share.

Except for the shares purchased by 5AM Ventures, all shares issued since inception were subject to service-based vesting terms and the vesting of certain shares will accelerate on changes of control or termination of employment. At June 30, 2015, 249,412 shares were vested and 21,917 shares were subject to repurchase by the Company.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value
Outstanding at December 31, 2014	709,136	$2.29	9.73	$2,522
Options granted	821,041	8.05
Options exercised	(47,648)	2.44
Options canceled	(2,951)	12.45
Outstanding at June 30, 2015	1,479,578	5.46	9.48	12,668
Vested and expected to vest at June 30, 2015	1,479,578	5.46	9.48	12,668
Vested at June 30, 2015	119,828	6.51	9.54	900
Exercisable at June 30, 2015	1,403,882	$5.36	9.50	$12,156

Stock-based compensation expense recognized for restricted shares, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Research and development	$494	$2	$936	$4
General and administrative	346	4	543	4
Total	$840	$6	$1,479	$8

The weighted-average grant date fair value of stock options granted by the Company during the six months ended June 30, 2015 was $5.61 per share. The total grant date fair value of stock options that vested during the six months ended June 30, 2015 was $0.6 million. As of June 30, 2015, total unrecognized share-based compensation expense related to unvested employee stock options of the Company was approximately $5.1 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years on a straight-line basis.

As of June 30, 2015, total unrecognized compensation expense related to the Company’s ESPP was approximately $0.4 million.  This unrecognized compensation cost is expected to be recognized over approximately 1.9 years.

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

8. COMMITMENTS AND CONTINGENCIES

Litigation—From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of June 30, 2015 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

Lease Obligations—In June 2014, the Company entered into an operating lease agreement for laboratory and office space in San Diego, California. Amendments for additional space were entered into in February and March 2014.  The lease expires in July 2016 with two individual two-year extension option rights. The lease is subject to charges for common area maintenance and other costs. Rent expense is being recorded on a straight-line basis over the life of the lease. Future minimum payments required under the lease as of June 30, 2015 for the years ended December 31 are as follows (in thousands):

2015	$234
2016	253
Total minimum lease payments	$487

Rent expense was $215,000 and $29,000 for the six months ended June 30, 2015 and 2014, respectively.

The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on or within 30 days of notice.

9. SUBSEQUENT EVENTS

Amendment to Lease Agreement

In August 2015, the Company entered into an amendment to its lease agreement for office space.  The lease amendment extends the term for an additional 30 months to December 31, 2018 and increases the space by approximately 11,000 square feet to a total of approximately 30,000 square feet.  Commencing October 1, 2015, the base monthly rent will be adjusted to approximately $58,000.

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

Recent Developments

•	In June 2015, we filed an Investigational New Drug application, or IND, for CD101 IV.
•	In July 2015, we initiated a Phase 1, randomized, double-blind, dose-escalation study to determine the safety, tolerability, and pharmacokinetics of CD101 IV in healthy subjects.

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

Research and development expenses

To date, our research and development expenses have related primarily to early-stage research and preclinical development of CD101 IV, CD101 topical and our Cloudbreak immunotherapy technology platform. Research and development expenses consist of costs incurred in performing research and development activities, including compensation and benefits for research and development employees and consultants, facilities expenses, overhead expenses, cost of laboratory supplies, manufacturing expenses, fees paid to third parties and other outside expenses. In addition, costs to acquire or in-license product candidates are included in research and development expenses.

Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the study or project and the invoices received from our external service providers. We adjust our accrual as actual costs become known.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we continue to conduct preclinical and clinical studies, expand our research and development pipeline and progress our product candidates through clinical trials. However, it is difficult to determine with certainty the duration, costs and timing to complete our current or future preclinical programs and clinical trials of our product candidates.

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
CD101 IV	$905	$186	$2,850	$186
CD101 topical	448	-	1,035	-
Cloudbreak immunotherapy platform	448	671	852	949
Cost of in-process research and development acquired	-	1,607	-	1,607
Personnel costs	1,712	-	3,137	-
Other research and development expenses	697	109	1,271	109
Total research and development expenses	$4,210	$2,573	$9,145	$2,851

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Note 1 to our financial statements contained in our Registration Statement on Form S-1, as amended, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2015.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,
	2015	2014	Change
Research and development	$4,210	$966	$3,244
Cost of in-process research and development acquired	-	1,607	(1,607)
General and administrative	2,236	522	1,714
Other income (expense), net	32	(124)	156

Research and development expenses

Research and development expenses were $4.2 million for the three months ended June 30, 2015 compared to $1.0 million for the three months ended June 30, 2014.  We incurred $0.9 million and $0.4 million in external expenses primarily related to the preclinical development of CD101 IV and CD101 topical, respectively, during the second quarter of 2015.  We also incurred $0.4 million in external expense related to research activities for our Cloudbreak immunotherapy platform during the three month period ended June 30, 2015. Research and development related personnel expenses of $1.7 million for the three month period ended June 30, 2015 are due to increased headcount of our research and development workforce which we hired in the second half of 2014.  Other research and development expenses of $0.7 million represent lab supplies, overhead, and other expenses not directly attributable to a specific program.

In-process research and development

In May 2014, we entered into an asset purchase agreement with Seachaid Pharmaceuticals, Inc., or Seachaid, whereby we purchased the intellectual property for CD101.  In exchange for the intellectual property, we issued 703,092 shares of common stock to the shareholders of Seachaid, with a fair value of $1.6 million, as consideration for the assets acquired.

General and administrative expenses

General and administrative expenses were $2.2 million for the three months ended June 30, 2015 compared to $0.5 million for the three months ended June 30, 2014. The increase of $1.7 million in general and administrative expenses was primarily related to the expansion of our operating activities as well as costs associated with becoming a publicly traded company.  The overall increase is primarily comprised of $1.0 million in personnel costs, including $0.3 million of stock-based compensation expense, due to additional headcount, and $0.5 million in expenses for outside services, including legal fees, intellectual property fees, accounting fees, insurance expenses, and market research costs.

Other Income (Expense)

Other income, net, during the three month period ended June 30, 2015 relates primarily to income generated from cash held in interest-bearing savings accounts.  Other expense of $0.1 million during the three month period ended June 30, 2014 relates primarily to the change in fair value of our convertible notes payable which were marked to their estimated fair values until their conversion into Series A convertible preferred stock in May 2014.  In addition, the convertible notes payable accrued interest at 8% while they were outstanding.

Comparison of the six months ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,
	2015	2014	Change
Research and development	$9,145	$1,244	7,901
Cost of in-process research and development acquired	-	1,607	(1,607)
General and administrative	4,033	803	3,230
Other income (expense), net	27	(272)	299

Research and development expenses

Research and development expenses were $9.1 million for the six months ended June 30, 2015 compared to $1.2 million for the six months ended June 30, 2014.  We incurred $2.9 million and $1.0 million in external expenses primarily related to preclinical development of CD101 IV and CD101 topical, respectively, during the first half of 2015.  We also incurred $0.9 million in outsourced preclinical development expenses related to our Cloudbreak immunotherapy platform during the six month period ended June 30, 2015. Research and development related personnel expenses of $3.1 million for the six month period ended June 30, 2015 are due to increased headcount of our research and development workforce which we hired in the second half of 2014.  Other research and development expenses of $1.3 million represent lab supplies, overhead, and other expenses not directly attributable to a specific program.

In-process research and development

In May 2014, we entered into an asset purchase agreement with Seachaid whereby we purchased the intellectual property for CD101.  In exchange for the intellectual property, we issued 703,092 shares of common stock to the shareholders of Seachaid, with a fair value of $1.6 million, as consideration for the assets acquired.

General and administrative expenses

General and administrative expenses were $4.0 million for the six months ended June 30, 2015 compared to $0.8 million for the six months ended June 30, 2014. The increase is primarily attributable to personnel costs to support the expansion of our operating activities as well as costs associated with becoming a publicly traded company. The overall increase is primarily comprised of $1.8 million in personnel costs, including $0.5 million of stock-based compensation expense, and $0.9 million in legal fees, intellectual property fees, accounting fees, insurance expenses and market research costs.

Other Income (Expense)

Other income, net, of $27,000 during the six month period ended June 30, 2015 relates primarily to income generated from cash held in interest-bearing savings accounts.  Other expense of $0.3 million during the six month period ended June 30, 2014 relates primarily to the change in fair value of our convertible notes payable which were marked to their estimated fair values until their conversion into Series A convertible preferred stock in May 2014.  In addition, the convertible notes payable accrued interest at 8% while they were outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have received $151.0 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, and our initial public offering.

As of June 30, 2015, we had $122.3 million in cash and cash equivalents. The following table shows a summary of our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(11,918)	$(1,314)
Investing activities	(157)	(678)
Finance activities	111,580	30,814
Net increase in cash and cash equivalents	$99,505	$28,822

Operating activities

Net cash used in operating activities was $11.9 million for the six months ended June 30, 2015 compared to $1.3 million for the six months ended June 30, 2014. The increase in net cash used in operating activities was attributable in part to a net loss of $13.2 million for the six months ended June 30, 2015 compared to a net loss of $3.9 million for the six months ended June 30, 2014. For all periods presented, the primary use of cash was to fund increased levels of research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.

Investing activities

For the six months ended June 30, 2015 and 2014, net cash used in investing activities consisted of capital expenditures, the majority of which were for scientific equipment for our research laboratories.

Financing activities

Net cash provided by financing activities was $111.6 million for the six months ended June 30, 2015 compared to $30.8 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, net proceeds from the sale of our Series B convertible preferred stock and our initial public offering were $41.9 million and $69.5 million, respectively.  During the six months ended June 30, 2014, net proceeds from the sale of our Series A convertible preferred stock and convertible notes payable were $29.9 million and $0.9 million, respectively.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our final prospectus relating to our Registration Statement on Form S-1, as amended.

In August 2015, the Company entered into an amendment to its lease agreement for office space.  The lease amendment extends the term for an additional 30 months to December 31, 2018 and increases the space by approximately 11,000 square feet to a total of approximately 30,000 square feet.  Commencing October 1, 2015, the base monthly rent will be adjusted to approximately $58,000.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

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

The market risk inherent in our financial instruments and in our financial position is the potential loss arising from adverse changes in interest rates. As of June 30, 2015, we had cash and cash equivalents of $122.3 million.  We generally hold our cash in checking and savings accounts and invest excess capital in money market funds, certificates of deposit, corporate debt, and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in our final prospectus filed on April 15, 2015 relating to our Registration Statement on Form S-1 originally filed with the SEC on March 13, 2015, as amended (File No. 333-202740), and relating to our Registration Statement on Form S-1 (File No. 333-203414) filed on April 14, 2015 pursuant to Rule 462(b) under the Securities Act, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our final prospectus relating to our Registration Statement on Form S-1, as amended (File No. 333-202740) and relating to our Registration Statement on Form S-1 (File No. 333-203414). If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments.  Additional risks and uncertainties not presently knows to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Drug Discovery, Development and Commercialization

*We are very early in our development efforts, which may not be successful.

All of our product candidates other than CD101 IV are in the preclinical stage of development and we have only recently initiated a Phase 1 clinical trial of CD101 IV. Because of the early stage of our development efforts, we are still in the process of determining the clinical development path for our current and future product candidates. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The success of CD101 IV, CD101 topical, and any other product candidates we may develop will depend on many factors, including the following:

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

We may not be successful in our efforts to use and expand our Cloudbreak immunotherapy platform to build a pipeline of product candidates.

A key element of our strategy is to use and expand our Cloudbreak immunotherapy platform to build a pipeline of development candidates and progress these through clinical development for the treatment of a wide variety of infectious diseases, including bacterial and viral infections. To date, the only development candidates that we have identified from the platform are antifungals, and they are in very early preclinical testing. Even if we are successful in continuing to build our pipeline, the potential development candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and eventually commercialize products, we will face difficulty in obtaining product revenues in future periods, which could result in significant harm to our financial position and adversely affect our share price.

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

*If serious adverse effects or unexpected characteristics of our product candidates are identified during development, we may need to abandon or limit our development of some or all of our product candidates.

All of our programs are in preclinical development or are in the early stages of clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, the pharmacokinetic properties, such as a longer half-life, that differentiate CD101 IV from other echinocandins could have side effects that we have not anticipated and the consequences of such side effects could be more severe than has been seen with other echinocandins that have shorter half-lives or are dosed at lower concentrations than we expect for CD101 IV. Additionally, CD101 topical is the first application of an echinocandin antifungal as a topical treatment and may have side effects related to the method of treatment delivery that are unexpected and different from those of other echinocandin antifungals. Further, the treatment advantages that we are predicting for CD101 IV, such as lower healthcare costs resulting from an ability to administer CD101 IV once-weekly or the predicted ability of CD101 IV to be effective against resistant strains of fungal pathogens, may not be realized.

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

CD101 IV will primarily compete with antifungal classes for the treatment of candidemia, which include polyenes, azoles and echinocandins. The approved branded therapies for this indication include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.) and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that CD101 IV will compete with product candidates that we are aware of in clinical development by third parties, including SCY-078 (being developed by Scynexis, Inc.) and Cresemba (isavuconazole, being developed for the treatment of candidemia jointly by Astellas Pharma and Basilea Pharmaceutica Ltd.).

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

We intend to develop product candidates from our Cloudbreak immunotherapy platform for the treatment of invasive fungal infection. The approved branded therapies for invasive fungal infection are Vfend (voriconazole, marketed by Pfizer, Inc.) and Cresemba (isavuconazole). There are other generic products approved for the treatment of invasive fungal infection marketed by companies such as Sandoz (a Novartis Company), Teva Pharmaceutical Industries Ltd. and Glenmark Generics Inc., among others.

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

Although we have product liability insurance for our clinical trials, such insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we continue clinical trials and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

*We have no experience manufacturing product candidates on a clinical or commercial scale and will be dependent on third parties for the manufacture of our product candidates. If we experience problems with any of these third parties, they could delay our clinical development or marketing approval of our product candidates.

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

We currently rely, and expect to continue to rely, on third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of these third parties could delay clinical development or marketing approval of our product candidates or commercialization of our drugs, producing additional losses and depriving us of potential revenue. Although we believe that there are several potential alternative third parties who could store and distribute drug supplies for our clinical trials, we may incur added costs and delays in identifying and qualifying any such replacement.

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

There are a number of incentive programs that the FDA administers to facilitate development of drugs in areas of unmet medical need. We have no human clinical data on any of our product candidates, and with the exception of CD101 IV, which received designation as a QIDP and Fast Track product, none of them may qualify under any of the FDA’s existing or future programs to expedite drug development in areas of unmet medical need. Without access to such benefits, we may require more time, larger trials and incur greater expense in the development of our product candidates.

*If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be impaired.

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

We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to CD101 IV, CD101 topical and our other product candidates, including our Cloudbreak immunotherapy platform. Any involuntary disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain and our commercial success will depend on our ability to obtain patents and maintain adequate protection for CD101 IV, CD101 topical and other product candidates in the United States and other countries. We currently hold an issued U.S. utility patent, and multiple pending U.S. utility patent applications, pending U.S. provisional patent applications, and pending international, foreign national and regional counterpart patent applications covering various aspects of CD101 IV, CD101 topical, our Cloudbreak immunotherapy platform, and other technology. The patent applications may fail to result in issued patents in the United States or in foreign countries or jurisdictions. Even if the applications do successfully issue, third parties may challenge the patents.

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

Risks Related to Our Financial Position and Need For Additional Capital

*We are an early stage biotechnology company that has incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.

Since our inception, we have incurred significant operating losses. Our net loss was $13.1 million and $3.9 million for six month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $26.5 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, convertible notes, and our initial public offering of our common stock. We have devoted substantially all of our financial resources and efforts to research and development. We initiated our first clinical trial for CD101 IV in July 2015, and plan to initiate the first clinical trial for CD101 topical in the first half of 2016  We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	submit INDs to the FDA and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards, or IRBs, at clinical trial sites;
•	advance CD101 IV through clinical development;
•	advance CD101 topical into clinical trials;
•	continue the preclinical development of product candidates from our Cloudbreak immunotherapy platform and advance a product candidate into clinical trials;
•	identify additional lead candidates and advance them into preclinical development;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support product development; and
•	acquire or in-license other product candidates and technologies.

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

Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through June 30 2015, our operations have been financed primarily by gross proceeds of approximately $151.0 million from the issuance of convertible debt securities, the sale of shares of our convertible preferred stock, and the sale of shares of our common stock in our IPO. As of June 30, 2015, we had cash and cash equivalents of $122.3 million. We expect that the net proceeds from our initial public offering, together with our existing cash, cash equivalents and marketable securities and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.

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

*Our short operating history may make it difficult for you to evaluate the success of our business to date and assess our future viability.

We were founded in December 2012 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential development and product candidates, undertaking preclinical studies and, only recently, initiating our first clinical trial. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.

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

Risks Related to Employee Matters and Managing Growth

*Our future success depends on our ability to retain our senior management team and to attract, retain and motivate qualified personnel.

We are highly dependent upon our senior management team, as well as the other principal members of our research and development teams. All of our executive officers are employed “at will,” meaning we or they may terminate the employment relationship at any time. We maintain “key person” insurance for our Chief Executive Officer but not for any of our other executives or employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•

the commencement, timing, enrollment or results of the current and planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 55.5% of our voting stock as of June 30, 2015. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

*We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. We have 13,598,693 shares of common stock outstanding as of June 30, 2015. Of these shares, only the shares of common stock sold in our initial public offering by us are freely tradable without restriction in the public market. Jefferies LLC and Leerink Partners LLC, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

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

As of June 30, 2015, the holders of 7,561,380 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Initially, the aggregate number of shares of our common stock that may be issued pursuant to the 2015 ESPP is 245,168 shares.  Additionally, the number of shares of our common stock reserved for issuance under the 2015 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2016 and continuing through and including January 1, 2025, by the lesser of 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or 490,336 shares. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

*We have broad discretion in the use of working capital and may not use it effectively.

Our management will have broad discretion in the application of the working capital. Because of the number and variability of factors that will determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Our management might not apply our working capital in ways that ultimately increase the value of your investment. We expect to use our working capital to fund the clinical development of CD101 IV and CD101 topical, the preclinical development and early clinical trials for our current Cloudbreak development candidates, expansion of our Cloudbreak immunotherapy platform and working capital, including general operating expenses. The failure by our management to apply this working capital effectively could harm our business. Pending its use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On April 14, 2015, our Registration Statements on Form S-1 (file Nos. 333-202740 and 333-203434) were declared effective by the SEC for our initial public offering of common stock. We started trading on The NASDAQ Global Market on April 15, 2015. We issued 4,800,000 shares of common stock at an offering price of $16.00 per share for proceeds of approximately $69.3 million, net of underwriting discounts, commissions and estimated offering expenses.  The offering was completed on April 20, 2015. The joint book-running managers for the offering were Jefferies LLC and Leerink Partners LLC, Wedbush PacGrow acted as lead manager and Needham & Company LLC and BTIG, LLC acted as co-managers. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC. Through June 30, 2015, we have not used any of the net proceeds from the offering. Pending their use, we plan to invest the net proceeds from this offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

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

Cidara Therapeutics, Inc.

Date: August 11, 2015	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2015	By:	/s/ Kevin Forrest, Ph.D.
Kevin Forrest, Ph.D.
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(2)	Form of Common stock Certificate of the Registrant.

4.2(2)	Second Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated February 10, 2015

4.3(2)	Warrant to Purchase Stock issued to Comerica Bank, dated December 29, 2014.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.