Form 10-Q
period 2015-09-30
Cidara Therapeutics, Inc.
filed 2015-11-16
CIK 1610618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 10, 2015, the registrant had 13,719,665 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIDARA THERAPEUTICS, INC.

Condensed Balance Sheets

	September 30, 2015	December 31, 2014
(In thousands, except share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,471	$22,796
Short-term investments	49,947	-
Prepaid expenses and other current assets	947	217
Total current assets	115,365	23,013
Property and equipment, net	1,550	863
Other assets	73	474
Total assets	$116,988	$24,350

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,338	$1,177
Accrued liabilities	1,825	1,622
Accrued compensation and benefits	1,112	414
Total current liabilities	4,275	3,213
Other long-term liabilities	88	34
Total liabilities	4,363	3,247
Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding at September 30, 2015; 127,214,000 shares authorized and 97,526,081 shares issued and outstanding at December 31, 2014	-	32,548
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2015; no shares authorized at December 31, 2014; no shares issued or outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.0001 par value; 200,000,000 and 185,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 13,903,536 and 13,696,286 shares issued and outstanding, respectively, at September 30, 2015; 1,494,506 and 1,132,738 shares issued and outstanding, respectively, at December 31, 2014	4	3
Additional paid-in capital	148,255	1,856
Accumulated other comprehensive loss	(5)	-
Accumulated deficit	(35,629)	(13,304)
Total stockholders' equity (deficit)	112,625	(11,445)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$116,988	$24,350

See accompanying notes.

CIDARA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Operating expenses:
Research and development	$6,766	$1,992	$15,911	$3,236
Cost of in-process research and development acquired	-	-	-	1,607
General and administrative	2,441	1,328	6,474	2,131
Total operating expenses	9,207	3,320	22,385	6,974
Loss from operations	(9,207)	(3,320)	(22,385)	(6,974)
Other income (expense):
Interest income (expense), net	33	1	60	(88)
Change in fair value of convertible notes payable	-	-	-	(183)
Total other income (expense)	33	1	60	(271)
Net loss	$(9,174)	$(3,319)	$(22,325)	$(7,245)
Other comprehensive loss:
Unrealized loss on short-term investments	(5)	-	(5)	-
Comprehensive loss	$(9,179)	$(3,319)	$(22,330)	$(7,245)
Net loss per common share, basic and diluted	$(0.67)	$(2.98)	$(2.59)	$(10.11)
Weighted average shares outstanding used to compute net loss per share, basic and diluted	13,674,568	1,113,439	8,636,087	716,486

See accompanying notes.

CIDARA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(In thousands)	2015	2014
Operating activities:
Net loss	$(22,325)	$(7,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289	89
Stock-based compensation	2,245	57
Non-cash interest expense	-	66
Amortization of discount or premium on short-term investments	(14)	-
Change in fair value of convertible notes payable	-	183
Amortization of debt issue costs	17	23
Deferred rent	54	38
Purchase of in-process research and development	-	1,607
Changes in assets and liabilities:
Prepaid expenses and other current assets	(723)	(192)
Accounts payable and accrued liabilities	538	647
Accrued compensation	698	251
Other assets	-	(62)
Net cash used in operating activities	(19,221)	(4,538)

Investing activities:
Purchases of short-term investments	(49,938)	-
Purchases of property and equipment	(708)	(845)
Net cash used in investing activities	(50,646)	(845)

Financing activities:
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	-	29,866
Proceeds from issuance of Series B convertible preferred stock, net of offering costs	41,921	-
Proceeds from initial public offering, net of offering costs	69,505	-
Deferred initial public offering costs	-	(40)
Proceeds from exercise of stock options	116	10
Proceeds from issuance of convertible notes payable, net of offering costs	-	930
Net cash provided by financing activities	111,542	30,766
Net increase in cash and cash equivalents	41,675	25,383
Cash and cash equivalents at beginning of period	22,796	185
Cash and cash equivalents at end of period	$64,471	$25,568

Non-cash investing activity:
Property and equipment acquired but not yet paid	$269	$-
Non-cash financing activities:
Deferred initial public offering costs paid in 2014	$233	$-
Conversion of Series A convertible preferred stock to common stock upon initial public offering	$32,548	$-
Conversion of Series B convertible preferred stock to common stock upon initial public offering	$41,921	$-
Vesting of early exercised stock options	$399	$-
Conversion of convertible notes payable and accrued interest to Series A convertible preferred shares	$-	$2,682

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

Basis of Presentation

The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operating activities since its inception. At September 30, 2015, the Company had an accumulated deficit of $35.6 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company plans to continue to fund its losses from operations and capital funding needs through debt and equity financing or through collaborations or partnerships with other companies. Debt or equity financing may not be available on a timely basis on terms acceptable to the Company, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Unaudited Interim Financial Data—The accompanying condensed financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2015 and 2014.

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

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.  Net income and stockholders’ equity (deficit) were not affected by these classifications.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—The Company considers all short-term investments purchased with a maturity of three months or less when acquired to be cash equivalents.

Investments Available-for-Sale— Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums and accretion of discounts is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Securities with maturity dates of 12 months or less from the date of purchase are classified as short-term investments and securities with maturity dates of more than 12 months are classified as long-term investments.

Concentration of Credit Risk—The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Periodically, the Company maintains deposits in government insured financial institutions in excess of government insured limits. The Company invests its cash balances in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to significant credit risk.

Patent Costs— The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the accompanying condensed statements of operations.

Convertible Preferred Stock—The Company’s Series A preferred and Series B preferred were classified as temporary equity instead of stockholders’ equity (deficit) in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities, as the stock was conditionally redeemable at the holder’s option upon certain change in control events that were outside the Company’s control, including the liquidation, sale, or transfer of control of the Company.

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

Research and Development Costs—Research and development expenses consist of wages, benefits and stock-based compensation charges for research and development employees, scientific consultant fees, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and preclinical and clinical trial costs.  The Company accrues clinical trial expenses based on work performed which relies on estimates of total costs incurred based on patient enrollment, completion of studies, and other events.

Costs incurred in purchasing technology assets and intellectual property are charged to research and development expense if the technology has not been conclusively proven to be feasible and has no alternative future use.

Stock-based Compensation— The Company accounts for stock-based compensation expense related to employee stock options, restricted stock grants, and employee stock purchase plan rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model.  For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards, net of estimated forfeitures. The Company accounts for stock options granted to non-employees using the fair value approach. These option grants are subject to periodic revaluation over their vesting terms.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	September 30,
	2015	2014
Convertible preferred stock (in common stock equivalent shares)	-	3,839,604
Common stock options issued and outstanding	1,407,466	914,062
Common stock subject to repurchase	207,250	49,433
Total	1,614,716	4,803,099

Fair Value of Financial Instruments— The Company follows authoritative guidance with respect to fair value reporting issued by the FASB for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and warrants to purchase common stock. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of marketable securities is based upon market prices quoted on the last day of the fiscal period or other observable market inputs.

Recently Issued Accounting Standards—The Company has evaluated the recent accounting pronouncements through the date of this filing, and management does not expect adoption of such pronouncements to have a material impact on the Company’s financial statements.

3. SHORT-TERM INVESTMENTS

The following table summarizes the available-for-sale securities held at September 30, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$25,000	$-	$-	$25,000
Commercial paper	24,952	1	(6)	$24,947
Total	$49,952	$1	$(6)	$49,947

All available-for-sale securities held at September 30, 2015 will mature in less than one year.

At December 31, 2014, the Company had no short-term available-for-sale securities.

4. FAIR VALUE MEASUREMENTS

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

The carrying amounts of the Company’s financial instruments, including accounts payable, and accrued liabilities, approximate fair value due to their short maturities.  At September 30, 2015, the Company held certificates of deposit, which are valued at cost, and commercial paper, which is valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.

At December 31, 2014, the Company held securities of a money market fund which invests in short-term U.S. Treasury securities, the prices of which are available from quoted prices in active markets.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
September 30, 2015
Assets:
Certificates of deposit included in cash and cash equivalents	$50,000	$-	$50,000	$-
Certificates of deposit included in short-term investments	25,000	-	25,000	-
Commercial paper	24,947	-	24,947	-
Total assets at fair value	$99,947	$-	$99,947	$-
December 31, 2014
Assets:
Money market funds, included in cash and cash equivalents	$20,769	$20,769	$-	$-
Total assets at fair value	$20,769	$20,769	$-	$-

5. DEBT

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

Comerica Loan

In December 2014, the Company entered into a Loan and Security Agreement with Comerica Bank, or the Comerica Loan, to borrow up to $10 million. The Comerica Loan is secured by substantially all of the Company’s assets other than intellectual property (except rights to payment from the sale, licensing, or disposition of such intellectual property). The Comerica Loan may be drawn upon by the Company through December 2015. The Comerica Loan bears interest at either Comerica’s Prime Reference Rate or LIBOR plus Comerica’s LIBOR Spread Rate, as defined in the Comerica Loan. The terms allow for a 12-month interest-only period and all outstanding term loans under the credit facility will begin amortizing at the end of the interest-only period, with monthly payments of principal and interest to be made in 36 consecutive installments following the interest-only period. Any advances made on the Comerica Loan would become due in December 2018. The Company has the right to repay any borrowings on the Comerica Loan in full without prepayment penalty. The Company issued a warrant for the purchase of Series A preferred equal to 1.5% of the total borrowings under the Comerica Loan divided by the warrant purchase price of $8.5344 per share. Due to the conversion of the Series A preferred upon closing of the IPO, if advances are made on the Comerica Loan, the warrant will become exercisable for the purchase of common stock on the earlier to occur of (1) the date on which the aggregate amount of advances under the Comerica Loan equals $10 million or (2) December 29, 2015. If no advances are made on the Comerica Loan by December 29, 2015, the warrant will terminate. As of September 30, 2015, the Company has not drawn any advances on the Comerica Loan.  The Company incurred $22,000 in costs associated with the execution of the Comerica Loan.  During the three and nine months ended September 30, 2015, $6,000 and $17,000, respectively, of debt issue costs were amortized and recognized as interest expense in the condensed statement of operations.

6. STOCKHOLDERS’ EQUITY

Common Stock Subject to Repurchase

The Company’s equity incentive plans allow for early exercise of certain option awards issued under the plan.  At September 30, 2015, 207,250 shares of common stock were unvested and subject to repurchase.  Under the authoritative guidance, early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price.  The Company reduces the liability as the underlying shares vest in accordance with the vesting terms outlined in the stock option agreements which, generally, is 4 years.  At September 30, 2015, the Company had recorded an early exercise liability of $442,000 and no shares had been repurchased by the Company.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	September 30, 2015	December 31, 2014
Conversion of Series A preferred (in common stock equivalent shares)	-	3,839,604
Stock options issued and outstanding	1,407,466	709,136
Authorized for future stock awards or option grants	1,838,333	12,062
Authorized for future issuance under employee stock purchase plan	245,168	-
Total	3,490,967	4,560,802

7. STOCK INCENTIVE PLANS

2015 Equity Incentive Plan

In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Equity Incentive Plan (“2015 Plan”).  Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards to individuals who are employees, officers, directors, or consultants of the Company.  A total of 1,634,456 shares of common stock were reserved for issuance under the 2015 Plan.  The shares reserved exclude shares of common stock reserved for issuance under the 2013 Equity Incentive Plan, or 2013 Plan.  Upon effectiveness of the 2015 Plan, 194,564 shares were remaining under the 2013 Plan and were added to the 2015 Plan reserve.  In addition, the number of shares of stock available for issuance under the 2015 Plan will be automatically increased each January 1, beginning on January 1, 2016, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number as determined by the Company’s board of directors.

Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2015 Plan. Stock options granted by the Company typically vest over a four year period. Certain stock options are subject to acceleration of vesting in the event of certain change of control transactions. The stock options may be granted for a term of up to ten years from the date of grant. The exercise price for stock options granted under the 2015 Plan must be at a price no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided that for an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the estimated value on the date of grant. As of September 30, 2015, the Company had 1,838,333 shares available for future issuance to employees, nonemployee directors, and consultants of the Company under the 2015 Plan.

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

The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each offering period.  An employee’s payroll deductions under the under the ESPP are limited to 15% of the employee’s eligible compensation and employees may not purchase more than $25,000 of stock during any calendar year.  As of September 30, 2015, no shares had been issued from the ESPP.

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

The Company did not issue any shares of common stock to employees or consultants during the nine months ended September 30, 2015.  During the nine months ended September 30, 2014, 78,812 shares of common stock were issued to employees and consultants of the Company at a weighted average purchase price of $0.13 per share.

Except for the shares purchased by 5AM Ventures, all shares issued since inception were subject to service-based vesting terms and the vesting of certain shares will accelerate on changes of control or termination of employment. At September 30, 2015, 256,614 shares were vested and 14,718 shares were subject to repurchase by the Company.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value
Outstanding at December 31, 2014	709,136	$2.29	9.73	$2,522
Options granted	849,791	8.22
Options exercised	(47,648)	2.44
Options canceled	(103,813)	2.58
Outstanding at September 30, 2015	1,407,466	5.85	9.04	9,898
Vested and expected to vest at September 30, 2015	1,407,466	5.85	9.04	9,898
Vested at September 30, 2015	417,594	4.06	8.46	3,649
Exercisable at September 30, 2015	1,116,205	$5.11	8.99	$8,522

Stock-based compensation expense recognized for restricted shares, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Research and development	$324	$17	$1,260	$21
General and administrative	442	32	985	36
Total	$766	$49	$2,245	$57

The weighted-average grant date fair value of stock options granted by the Company during the nine months ended September 30, 2015 was $5.57 per share. The total grant date fair value of stock options that vested during the nine months ended September 30, 2015 was $1.7 million. As of September 30, 2015, total unrecognized share-based compensation expense related to unvested employee stock options of the Company was approximately $4.7 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.7 years on a straight-line basis.

As of September 30, 2015, total unrecognized compensation expense related to the Company’s ESPP was approximately $0.3 million.  This unrecognized compensation cost is expected to be recognized over approximately 1.7 years.

8. PURCHASE OF INTELLECTUAL PROPERTY FROM SEACHAID PHARMACEUTICALS, INC.

In May 2014, the Company entered into an asset purchase agreement with Seachaid Pharmaceuticals, Inc., or Seachaid, whereby the Company purchased intellectual property related to its antifungal product candidates, CD101 IV and CD101 topical. As consideration for the assets acquired, the Company issued 703,092 shares of common stock to Seachaid with an estimated fair value of $1.6 million.

9. COMMITMENTS AND CONTINGENCIES

Litigation—From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of September 30, 2015 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

Lease Obligations—In June 2014, the Company entered into an operating lease agreement for laboratory and office space in San Diego, California. Amendments for additional space were entered into in February 2014, March 2014, and August 2015.  The lease expires in December 2018 with two individual two-year extension option rights. The lease is subject to charges for common area maintenance and other costs. Rent expense is being recorded on a straight-line basis over the life of the lease. Future minimum payments required under the lease as of September 30, 2015 for the years ended December 31 are as follows (in thousands):

2015	$173
2016	704
2017	725
2018	747
Total minimum lease payments	$2,349

Rent expense was $396,000 and $103,000 for the nine months ended September 30, 2015 and 2014, respectively.

Contractual Obligations—The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on or within 30 days of notice.

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

Overview

We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment of diseases that are inadequately addressed by current standard of care therapies. We are developing a balanced pipeline of product and development candidates, with an initial focus on serious fungal infections. Our lead clinical candidates are echinocandins, a proven class of antifungals. Our initial product portfolio comprises two formulations of our novel echinocandin, CD101. CD101 IV is a long-acting therapy for the treatment and prevention of serious, invasive fungal infections. CD101 topical, our second product candidate, is being developed for the treatment of vulvovaginal candidiasis (VVC) and recurrent VVC (RVVC), a prevalent mucosal infection. In addition, we have developed a proprietary immunotherapy technology platform, CloudbreakTM, which we use to create compounds designed to direct a patient’s immune cells to attack and eliminate pathogens that cause infectious disease. We are evaluating Cloudbreak candidates for the treatment of invasive fungal infections including aspergillosis, an infection caused by the fungal pathogen, Aspergillus. We are also evaluating additional opportunities to expand our Cloudbreak immunotherapy platform and have the potential to transform the treatment of infectious disease caused by a variety of fungal, bacterial and viral pathogens.

CD101 IV

In November 2015, we obtained data from our single ascending dose (SAD) study. This was a Phase 1, randomized, double-blind, placebo-controlled, dose-escalation study to determine the safety, tolerability, and pharmacokinetics of single intravenous doses of CD101 in healthy subjects. Results demonstrated that CD101 IV was well tolerated in all dose cohorts after single doses of 50 mg, 100 mg, 200 mg, and 400 mg. CD101 IV exhibited a pharmacokinetic profile consistent with preclinical data and supportive of once-weekly dosing.

We also completed dosing in our multiple ascending dose (MAD) Phase 1 study in November 2015. Results are expected in early 2016.  If the data from the MAD study is also positive, a dosing regimen will be selected for a Phase 2 clinical trial in candidemia, which we plan to initiate in the first half of 2016.  We expect this Phase 2 clinical trial will include approximately 90 patients with Candida bloodstream infections.

CD101 Topical

We are planning to file our Initial New Drug, or IND, application for CD101 topical during the first half of 2016.  Based on discussions with the U.S. Food and Drug Administration, or FDA, we are planning a Phase 2 multi-site clinical trial to investigate the safety, tolerability, and initial efficacy of CD101 topical in women with VVC beginning in mid-2016.  We expect results from this trial in mid-2017.

Cloudbreak Immunotherapy Platform

We are aggressively expanding our Cloudbreak immunotherapy platform to include the development of both small and large molecule candidates in favor of our initial compounds, C001 and C016.  This expansion will enable us to select development candidates that effectively engage the immune system and target the site of infection.  We believe that our Cloudbreak immunotherapy platform has broad potential applications across a wide spectrum of infectious diseases, including fungal, bacterial and viral infections.

FINANCIAL OPERATIONS OVERVIEW

Revenues

To date, we have not generated any revenues.  In the future, we may generate revenue from a combination of license fees and other upfront payments, research and development payments, milestone payments, product sales, government and other third-party funding, and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized. If we are unable to fund our development costs, or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.

Research and development expenses

To date, our research and development expenses have related primarily to preclinical development of our CD101 product candidates and our Cloudbreak immunotherapy technology platform, as well as clinical development of CD101 IV. Research and development expenses consist of consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and preclinical and clinical trial costs.  The Company accrues clinical trial expenses based on work performed which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events.

Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the study or project and the invoices received from our external service providers. We adjust our accruals as actual costs become known.

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
CD101 IV	$2,374	$375	$5,224	$653
CD101 topical	1,231	-	2,266	-
Cloudbreak immunotherapy platform	727	185	1,579	859
Cost of in-process research and development acquired	-	-	-	1,607
Personnel costs	1,646	453	4,763	453
Other research and development expenses	788	979	2,079	1,271
Total research and development expenses	$6,766	$1,992	$15,911	$4,843

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial planning, and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with operating as a publicly traded company. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Note 1 to our financial statements contained in our Registration Statement on Form S-1, as amended, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,
	2015	2014	Change
Research and development	$6,766	$1,992	$4,774
General and administrative	2,441	1,328	1,113
Other income (expense), net	33	1	32

Research and development expenses

Research and development expenses were $6.8 million for the three months ended September 30, 2015 compared to $2.0 million for the three months ended September 30, 2014.  Expenses for our CD101 product candidates continued to increase as we commenced a Phase 1 clinical trial for CD101 IV in the third quarter of 2015 and continued preclinical development of CD101 topical in preparation for an IND filing.  In addition, we expanded early-stage research and preclinical development for our Cloudbreak platform.  Headcount increased to support these activities and personnel costs are greater than they were in the comparable quarter in the prior year.

General and administrative expenses

General and administrative expenses were $2.4 million for the three months ended September 30, 2015 compared to $1.3 million for the three months ended September 30, 2014. The increase in general and administrative expenses was primarily related to the expansion of our operating activities which required additional personnel.  In addition, we have incurred increased costs to operate as a publicly traded company, including insurance, audit and tax fees, and investor and public relations expenses.

Other Income (Expense)

Other income, net, during the three month period ended September 30, 2015 relates primarily to income generated from cash held in interest-bearing investments.

Comparison of the nine months ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,
	2015	2014	Change
Research and development	$15,911	$3,236	12,675
Cost of in-process research and development acquired	-	1,607	(1,607)
General and administrative	6,474	2,131	4,343
Other income (expense), net	60	(271)	331

Research and development expenses

Research and development expenses were $15.9 million for the nine months ended September 30, 2015 compared to $3.2 million for the nine months ended September 30, 2014.  Research and development activities have expanded compared to the same period in the prior year.  We acquired the intellectual property for CD101 in May 2014 and commenced development activities for two product candidates, CD101 IV and CD101 Topical.  We initiated a Phase 1 clinical trial for CD101 IV in the third quarter of 2015 and continued preclinical development of CD101 Topical in preparation for an Initial New Drug filing.  In addition, we expanded early-stage research and preclinical development for our Cloudbreak platform.  We began to hire our employees in the third quarter of 2014 and headcount has increased to support the research and development activities associated with our programs.

In-process research and development

In May 2014, we entered into an asset purchase agreement with Seachaid Pharmaceuticals, or Seachaid, whereby we purchased the intellectual property for CD101.  In exchange for the intellectual property, we issued 703,092 shares of common stock to the shareholders of Seachaid, with a fair value of $1.6 million, as consideration for the assets acquired.

General and administrative expenses

General and administrative expenses were $6.5 million for the nine months ended September 30, 2015 compared to $2.1 million for the nine months ended September 30, 2014. The increase is primarily attributable to personnel costs to support the expansion of our operating activities as well as costs associated with operating as a publicly traded company, which include higher legal and accounting fees, insurance costs, and investor relations expenses.

Other Income (Expense)

Other income, net, of $0.1 million during the nine month period ended September 30, 2015 relates primarily to income generated from cash held in interest-bearing investments.  Other expense of $0.3 million during the nine month period ended September 30, 2014 related primarily to the change in fair value of convertible notes payable which were marked to their estimated fair values until their conversion into Series A convertible preferred stock in May 2014.  In addition, the convertible notes payable accrued interest at 8% while they were outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have received $151.0 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, and our initial public offering.

As of September 30, 2015, we had $64.5 million in cash and cash equivalents. The following table shows a summary of our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(19,221)	$(4,538)
Investing activities	(50,646)	(845)
Financing activities	111,542	30,766
Net increase in cash and cash equivalents	$41,675	$25,383

Operating activities

Net cash used in operating activities was $19.2 million for the nine months ended September 30, 2015 compared to $4.5 million for the nine months ended September 30, 2014. The increase in net cash used in operating activities was attributable in part to a net loss of $22.3 million for the nine months ended September 30, 2015 compared to a net loss of $7.2 million for the nine months ended September 30, 2014. For all periods presented, the primary use of cash was to fund increased levels of research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.

Investing activities

For the nine months ended September 30, 2015, net cash used in investing activities consisted of $49.9 million for the purchase of short-term investments and $0.7 million of capital expenditures. For the nine months ended September 30, 2014, net cash used in investing activities consisted of capital expenditures.  In both periods, the majority of capital expenditures were for scientific equipment for our research laboratories.

Financing activities

Net cash provided by financing activities was $111.5 million for the nine months ended September 30, 2015 compared to $30.8 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, net proceeds from the sale of our Series B convertible preferred stock and our initial public offering were $41.9 million and $69.5 million, respectively.  During the nine months ended September 30, 2014, net proceeds from the sale of our Series A convertible preferred stock and convertible notes payable were $29.9 million and $0.9 million, respectively.

Operating Capital Requirements

To continue to fund operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. However, our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our final prospectus relating to our Registration Statement on Form S-1, as amended.

In August 2015, the Company entered into an amendment to its lease agreement for office space.  The lease amendment extends the term for an additional 30 months to December 31, 2018 and increases the space by approximately 11,000 square feet to a total of approximately 30,000 square feet.  Commencing October 1, 2015, the base monthly rent was adjusted to approximately $58,000.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

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

The market risk inherent in our financial instruments and in our financial position is the potential loss arising from adverse changes in interest rates. As of September 30, 2015, we had cash and cash equivalents of $64.5 million and short-term investments totaling $49.9 million.  We generally hold our cash in checking and savings accounts and invest excess capital in money market funds, certificates of deposit, corporate debt, and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize our exposure to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceeded 12 months.  If a 10% change in interest rates had occurred on September 30, 2015, this change would not have had a significant impact on the fair value of our investment portfolio as of that date.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in our final prospectus filed on April 15, 2015 relating to our Registration Statement on Form S-1 originally filed with the SEC on March 13, 2015, as amended (File No. 333-202740), and relating to our Registration Statement on Form S-1 (File No. 333-203414) filed on April 14, 2015 pursuant to Rule 462(b) under the Securities Act, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our final prospectus relating to our Registration Statement on Form S-1, as amended (File No. 333-202740) and relating to our Registration Statement on Form S-1 (File No. 333-203414). If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investment.  Additional risks and uncertainties not presently knows to us or that we currently deem immaterial also may impair our business operations.

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

CD101 IV will primarily compete with antifungal classes for the treatment of candidemia, which include polyenes, azoles and echinocandins. The approved branded therapies for this indication include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.) and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that CD101 IV will compete with product candidates that we are aware of in clinical development by third parties, including SCY-078 (being developed by Scynexis, Inc.) and Cresemba (isavuconazole, being developed for the treatment of candidemia jointly by Astellas Pharma Inc. and Basilea Pharmaceutica Ltd.).

CD101 topical will primarily compete against azole agents (oral, topical and intravaginal), currently used in the treatment of VVC, as well as over-the-counter topical agents used to treat these conditions. The approved prescription therapies for VVC are Diflucan (fluconazole) and Terazol (terconazole). Several over-the-counter topical agents such as Monistat (miconazole), Gyne-Lotrimin (clotrimazole) or Gynazole-1 (butoconazole) are also used to treat VVC. In addition to approved therapies, we expect that CD101 topical will compete with product candidates that we are aware of in clinical development by third parties, including VT-1161 (being developed by Viamet Pharmaceuticals, Inc.), SCY-078 (being developed by Scynexis, Inc.), and albaconazole (being developed by Actavis plc).

We intend to develop product candidates from our Cloudbreak immunotherapy platform for the treatment of invasive fungal infection. The approved branded therapies for invasive fungal infection are Vfend (voriconazole, marketed by Pfizer, Inc.), AmBisome (amphotericin B liposome, market by Astellas Pharma Inc. and Gilead Sciences, Inc.), and Cresemba (isavuconazole, marketed by Basilea Pharmaceutica Ltd. and Pfizer Inc.). There are other generic products approved for the treatment of invasive fungal infection marketed by companies such as Sandoz (a Novartis Company), Teva Pharmaceutical Industries Ltd. and Glenmark Generics Inc., among others.

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

*Product liability lawsuits against us could cause us to incur substantial liabilities and could limit the commercialization of any product candidates we may develop.

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

Risks Related to Regulatory Approval of Our Product candidates and Other Legal Compliance Matters

* For CD101 IV, we may not be eligible for, have not yet requested, and may not be able to obtain, breakthrough therapy designation or accelerated approval from the FDA, and we may not be eligible for and may not be able to obtain orphan drug designation from the FDA. For CD101 topical and any Cloudbreak development candidates, we have not yet requested, and may not be able to obtain, Qualified Infectious Disease Product, or QIDP, fast track, breakthrough therapy or orphan drug designations or accelerated approval from the FDA.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain and our commercial success will depend on our ability to obtain patents and maintain adequate protection for CD101 IV, CD101 topical and other product candidates in the United States and other countries. We currently hold issued U.S. utility and foreign patents, and multiple pending U.S. utility patent applications, pending U.S. provisional patent applications, and pending international, foreign national and regional counterpart patent applications covering various aspects of CD101 IV, CD101 topical, our Cloudbreak immunotherapy platform, and other technology. The patent applications may fail to result in issued patents in the United States or in foreign countries or jurisdictions. Even if the applications do successfully issue, third parties may challenge the patents.

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

Since our inception, we have incurred significant operating losses. Our net loss was $22.3 million and $7.2 million for nine month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $35.6 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, convertible notes, and our initial public offering of our common stock. We have devoted substantially all of our financial resources and efforts to research and development. We initiated our first clinical trial for CD101 IV in July 2015, and plan to initiate the first clinical trial for CD101 topical in mid-2016  We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through September 30 2015, our operations have been financed primarily by gross proceeds of approximately $151.0 million from the issuance of convertible debt securities, the sale of shares of our convertible preferred stock, and the sale of shares of our common stock in our IPO. As of September 30, 2015, we had cash, cash equivalents, and short-term investments of $114.4 million. We expect that the net proceeds from our initial public offering, together with our existing cash, cash equivalents and marketable securities and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.

*Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 68% of our voting stock as of November 16, 2015. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We have 13,696,286 shares of common stock outstanding as of September 30, 2015.  We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock. In addition, shares of common stock that are either outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provision of various vesting schedules and Rule 144 and Rule 701 under the Securities Act.  If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act.  Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act.  Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

*Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock, including shares of common stock sold in our initial public offering.

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

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC. Through September 30, 2015, we have not used any of the net proceeds from the offering. Pending their use, we plan to invest the net proceeds from this offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

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

Cidara Therapeutics, Inc.

Date: November 16, 2015	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Kevin Forrest, Ph.D.
Kevin Forrest, Ph.D.
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(2)	Form of Common stock Certificate of the Registrant.

4.2(2)	Second Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated February 10, 2015

4.3(2)	Warrant to Purchase Stock issued to Comerica Bank, dated December 29, 2014.

10.1	Third Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated July 1, 2015

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.