Form 10-K
period 2015-12-31
Cidara Therapeutics, Inc.
filed 2016-03-18
CIK 1610618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-36912

CIDARA THERAPEUTICS, INC

(Exact name of Registrant as specified in its Charter)

Delaware	46-1537286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6310 Nancy Ridge Drive, Suite 101 San Diego, CA 92121	(858) 752-6170
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 Per Share; Common stock traded on the NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Market on June 30, 2015, was approximately $95.2 million.

The number of shares of Registrant’s Common Stock outstanding as of February 29, 2016 was 13,822,747.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.  Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2015.

CIDARA THERAPEUTICS, INC.

CIDARA THERAPEUTICS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to fund our working capital requirements;
•	our expected clinical trial designs and regulatory pathways;
•	our ability to obtain and maintain regulatory approval of our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	the rate and degree of market acceptance of our products that are approved;
•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
•	regulatory developments in the United States and foreign countries;
•	the performance of our third-party suppliers and manufacturers;
•	the success of competing therapies that are or may become available;
•	our expectations for the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•	our expectation that our existing capital resources will be sufficient to enable us to complete our planned clinical trials;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	our ability to use our Cloudbreak immunotherapy platform to identify development candidates, or to expand our Cloudbreak immunotherapy platform to other areas of infective disease;
•	our ability to identify and develop new product candidates;
•	the potential for prophylactic use of any of our product candidates;
•	our ability to retain and recruit key personnel;
•	our financial performance; and
•	developments and projections relating to our competitors or our industry.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report on Form 10-K and are subject to risks and uncertainties. We discuss many of these risks in greater detail under “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those

CIDARA THERAPEUTICS, INC.

contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should read this Annual Report on Form 10-K and the documents that we reference and have filed as exhibits to the Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment of diseases that are inadequately addressed by current standard of care therapies. We are developing a balanced pipeline of product and development candidates, with an initial focus on serious fungal infections. Our lead clinical candidates are echinocandins, a proven class of antifungals. Our initial product portfolio comprises two formulations of our novel echinocandin, CD101. CD101 IV is a long-acting therapy for the treatment and prevention of serious, invasive fungal infections. CD101 topical, our second product candidate, is being developed for the treatment of vulvovaginal candidiasis, or VVC, and recurrent VVC, or RVVC, a prevalent mucosal infection. In addition, we have developed a proprietary immunotherapy technology platform, CloudbreakTM, which we use to create compounds designed to direct a patient’s immune cells to attack and eliminate pathogens that cause infectious disease. We are evaluating Cloudbreak candidates for the treatment of invasive fungal infections including aspergillosis, an infection caused by the fungal pathogen, Aspergillus. We are also evaluating additional opportunities to expand our Cloudbreak immunotherapy platform and have the potential to transform the treatment of infectious disease caused by a variety of fungal, bacterial and viral pathogens.

We are focused on the anti-infectives market, which we believe has the following advantages for the development of innovative products:

•	a high correlation between efficacy in preclinical animal models and outcomes of clinical trials;
•	a regulatory environment that provides developers of anti-infectives opportunities to reduce development costs and time to market;
•	an ability to commercialize anti-infective products with a focused sales and marketing organization for inpatient and outpatient settings; and
•

attractive commercial opportunities in certain segments of the market, such as the estimated $3.7 billion global prescription systemic antifungal market in which there is high unmet need, high mortality rates and few new agents in development.

CIDARA THERAPEUTICS, INC.

We are developing a balanced pipeline of product and development candidates as summarized in the table below.

CD101 IV

Our lead product candidate, CD101 IV, is a novel molecule in the echinocandin class of antifungals. We are initially developing CD101 IV for the treatment and prevention of systemic Candida infections. These infections include candidemia and invasive candidiasis, fungal infections associated with high mortality rates.

The current treatment alternatives for systemic fungal infections, including polyenes, azoles and currently-approved echinocandins, have limitations that we believe may be addressed by novel antifungals. While these drugs are largely efficacious, they may cause severe side effects and are known to cause drug interactions that can limit their utility. Echinocandins, introduced in 2001, are increasingly recommended for the treatment of fungal infections in the United States. In December 2015, the Infectious Diseases Society of America, or the IDSA, released new clinical guidelines that recognize the important role of echinocandins in the initial treatment of invasive fungal infections.  The guidelines recommend a shift to echinocandins as first-line treatment for invasive candidiasis and candidemia.  The approved echinocandins include caspofungin, micafungin, and anidulafungin, and are considered both well tolerated and safe relative to other antifungal drug classes. However, they must be administered daily by IV infusion, potentially extending the hospitalization of patients for the duration of therapy and limiting their use mainly to the hospital setting. The CDC reports that certain species of Candida are becoming increasingly resistant to available antifungals, such as the azoles and approved echinocandins.

Due to its novel chemical structure, CD101 IV has a prolonged half-life, a high Cmax, or maximum concentration reached, and a high AUC, or area under the curve, which measures the overall drug exposure per dose.  These factors are in contrast to all other echinocandins, and may allow CD101 IV to be developed as a once-weekly IV therapy with greater drug exposures over the course of therapy. We believe that this pharmacokinetic profile may overcome the limitations of the current standard of care by offering the following key benefits:

•	potential to treat resistant pathogens due to CD101 IV’s higher drug exposure early in the course of therapy;
•	single-agent treatment across inpatient and outpatient settings;
•	shorter and less costly hospital stays, enabled by a once-weekly echinocandin;
•	improved compliance for outpatients; and
•	more convenient outpatient echinocandin prophylaxis regimens.

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

CIDARA THERAPEUTICS, INC.

In January 2016, we obtained data from our multiple ascending dose (MAD) Phase 1 study. This was a Phase 1, randomized, double-blind, placebo-controlled, dose-escalation study to determine the safety, tolerability, and pharmacokinetics of multiple intravenous doses of CD101 in healthy subjects. Results demonstrated that CD101 IV was well tolerated in all dose cohorts after multiple doses of 100 mg, 200 mg, and 400 mg in up to three weeks of dosing. In the SAD and MAD studies, CD101 IV exhibited a pharmacokinetic profile consistent with preclinical data and supportive of once-weekly dosing.

We plan to initiate a Phase 2 clinical trial in candidemia in the first half of 2016.  We plan to enroll approximately 90 patients with Candida bloodstream infections and expect results from this trial in the second half of 2017.

The U.S Food and Drug Administration, or FDA, has granted CD101 IV designations for Orphan Drug, Qualified Infectious Disease Product, or QIDP, and Fast Track for the treatment of candidemia and invasive candidiasis.  The orphan drug designation provides eligibility for seven years of market exclusivity in the United States upon FDA approval, a waiver from payment of user fees, an exemption from performing clinical studies in pediatric patients, and tax credits for the cost of the clinical research.  The QIDP designation, provided under the Generating Antibiotic Incentives Now Act, or the GAIN Act, offers certain incentives for the development of new antibacterial or antifungal drugs, including eligibility for Fast Track designation, priority review and, if approved by the FDA, eligibility for an additional five years of marketing exclusivity.  Fast Track designation enables more frequent interactions with the U.S. Food and Drug Administration, or the FDA, to expedite drug development and review.  The seven-year period of marketing exclusivity provided through orphan designation combined with an additional five years of marketing exclusivity provided by the QIDP designation positions CD101 IV with a total of 12 years of marketing exclusivity to be granted at the time of FDA approval.

CD101 Topical

We are developing our second product candidate, CD101 topical, a topical formulation of CD101, for the treatment of VVC and RVVC. RVVC is defined as the occurrence of three or more VVC infections in one year. RVVC is a painful, chronic infection afflicting four to five million women in the United States each year. There are no therapies currently approved for RVVC. Current off-label treatments include chronic self-medication with over-the-counter topical antifungals and the use of prescription fluconazole, an oral azole. Azoles are fungistatic, which means that they slow the growth of, but do not kill, the fungus. In addition, azoles have poor activity against certain species of Candida that cause VVC. Therefore, azoles often fail to prevent recurrent infections in women with RVVC. By contrast, echinocandins, including CD101, are fungicidal, which means that they kill the fungus, including all of the species of Candida that cause VVC. Unlike currently available echinocandins, which can only be administered intravenously, CD101 is being developed for topical use due to its high solubility, stability and activity at vaginal pH values.

We are planning to file our Initial New Drug, or IND, application for CD101 topical during the first half of 2016.  Based on discussions with the U.S. Food and Drug Administration, or FDA, we are planning to initiate a Phase 2 multi-site clinical trial in mid-2016 to investigate the safety, tolerability, and initial efficacy of CD101 topical in women with VVC.  We expect results from this trial in the first half of 2017.

Cloudbreak Immunotherapy Platform

We believe that our Cloudbreak immunotherapy platform is a fundamentally new approach for the treatment of infectious disease. The design of the Cloudbreak immunotherapy platform recognizes that most infectious disease is due to a temporary deficiency in the function of the immune system. Our Cloudbreak lead candidates are designed to address this deficiency by recruiting components of the patient’s immune system to the site of infection, enabling more effective treatment. Similar to the way that immunotherapy has the potential to revolutionize the treatment of cancer by redirecting the immune system to destroy cancer cells, we believe that our Cloudbreak immunotherapy platform has the potential to transform the treatment of infectious disease caused by a variety of fungal, bacterial and viral pathogens.

We are currently pursuing both small and large molecule approaches for Cloudbreak.  Small molecule Cloudbreak candidates consist of two molecules that are joined by a chemical linker: a targeting moiety, or TM, that recognizes a cell surface target and an effector moiety, or EM, that is recognized by the immune system. In many cases, we can use a commercially approved drug as the TM. By contrast, large molecule Cloudbreak candidates leverage classical targeting and immune engaging components of antibodies and antibody fragments.  Large molecule Cloudbreak candidates consist of a TM, which is an antibody that binds cell-surface antigen, and an EM

CIDARA THERAPEUTICS, INC.

that is recognized by the immune system.  The coupling of the TM to the EM results in a bispecific molecule that can direct the immune system specifically to the targeted pathogen.

The Cloudbreak immunotherapy platform is similar to certain cancer immunotherapies in that it uses molecules with two binding sites, one that binds to a cell surface target and a second that binds to specific receptors on immune cells. Our initial small and large molecule Cloudbreak candidates recruit the innate and adaptive immune system to the site of infection, respectively.  Their modular composition allows for rapid exploration of combinations of TM, EM, and linker domains, potentially enabling efficient discovery of anti-infective molecules with the desired potency, specificity and physical properties.

We are expanding our Cloudbreak immunotherapy platform.  This expansion will enable us to select development candidates that effectively engage the immune system and target the site of infection.  We believe that our Cloudbreak immunotherapy platform has broad potential applications across a wide spectrum of infectious diseases, including fungal, bacterial and viral infections.  We plan to select a lead Cloudbreak development candidate in 2016.

Our Strategy

Our objective is to become the leading biotechnology company in the discovery, development and commercialization of novel, best-in-class anti-infectives. Key elements of our strategy include:

•

Rapidly advance our initial antifungal candidates to commercialization. We plan to leverage the favorable regulatory environment for anti-infectives to expedite the development of our product and development candidates.

•

Continue to invest in our Cloudbreak immunotherapy platform. We believe that our Cloudbreak immunotherapy platform has broad potential applications across a wide spectrum of infectious diseases, including fungal, bacterial and viral infections. We intend to pursue expansion into these therapeutic areas and the generation of new Cloudbreak development candidates to strengthen our pipeline. In addition, we will continue to establish intellectual property related to this platform, its applications and development candidates.

•

Commercialize products in the United States with a targeted sales force. The anti-infectives market benefits from an ability to address large sales opportunities with a relatively small, specialized commercial organization. We intend to build and manage a targeted sales and marketing organization to commercialize our products, if approved, in the United States, addressing the relatively small base of well-defined customers in both the hospital and outpatient settings. In geographies outside the United States, we may seek to collaborate with other parties to commercialize our products.

•

Leverage our management’s expertise in anti-infectives to acquire or in-license complementary product candidates. In addition to our current product and development candidates, we will evaluate acquisition or in-licensing opportunities to potentially expand and diversify our pipeline. We believe that our management team’s expertise and experience in the anti-infectives market provides our company with a competitive advantage in evaluating product opportunities. Our management team will focus on opportunistically identifying complementary assets that are at commercial stage or in advanced stages of clinical development.

2015 Developments

On February 10, 2015, we completed a private placement of approximately $42.0 million of shares of Series B convertible stock.

On April 2, 2015, our board of directors and stockholders approved a 1-for-25.4 reverse stock split of our outstanding common stock.

On April 20, 2015, we completed our initial public offering, or IPO, whereby we sold a total of 4,800,000 shares of common stock at $16.00 per share, resulting in net proceeds of $69.3 million after underwriting discounts, commissions, and offering expenses.

CIDARA THERAPEUTICS, INC.

During the second half of 2015, we initiated and completed our Phase 1 clinical trials for CD101 IV.  We conducted single ascending dose and multiple ascending dose clinical trials in healthy volunteers, the results of which demonstrated that CD101 IV was well tolerated in all dose cohorts and exhibited a pharmacokinetic profile consistent with preclinical data and supportive of once-weekly dosing.

Overview of Systemic Fungal Infections and the Antifungal Market

Fungal infections pose significant medical challenges in both hospital and outpatient settings. While fungi are ubiquitous in our environment, they are usually harmless for people with a normal immune system. Most fungal infections are topical and local in nature, occurring on the skin, in the vaginal tract, or in other parts of the body. However, if fungi access and proliferate in the bloodstream, these infections become systemic and potentially life-threatening. Systemic fungal infections typically afflict patients whose immune systems have been compromised, such as patients undergoing organ or bone marrow transplantation, chemotherapy or patients with AIDS.

We estimate that the annual worldwide sales of prescription systemic antifungals are approximately $3.7 billion. This includes therapies used as prophylaxis (preventive) in the inpatient and outpatient setting, therapies used for the treatment of hospitalized patients, and therapies used for the treatment of patients who are being discharged from the hospital. The figure below shows management’s estimates of days of therapy in these various settings, in the United States.

U.S. Days of Therapy (in millions) of Antifungals in Prophylaxis, Hospital and Outpatient (Discharge) Settings (2013)

CIDARA THERAPEUTICS, INC.

The majority of hospital infections are caused by two fungi, Candida and Aspergillus. These fungi are responsible for over 90% of the approximately 97,000 annual deaths in the United States that we estimate are associated with fungal infections.

U.S. Deaths in Patients with Hospital Treated Fungal Infections

Physicians’ options for the treatment of fungal infections are limited by a lack of innovative therapies.

Several factors have contributed to the low rate of antifungal and antibiotic drug development, including a previously challenging regulatory environment that necessitated large and costly clinical trials. As a result, the number of anti-infectives in development has decreased, while anti-microbial resistance has increased due to overuse of existing agents.

Systemic Candida Infections: A Growing Medical Challenge

Systemic Candida infections include candidemia and related cases of invasive candidiasis. In the United States, candidemia is the most common cause of hospital-acquired bloodstream infections. While the limited data available on hospitalized patients varies widely, rates of between one and two cases per 1,000 hospital admissions have been reported in the United States, Europe and Latin America.

Despite advances achieved in the diagnosis and treatment of candidemia, these infections continue to cause high mortality rates. According to a study published in Clinical Infectious Disease (2009), candidemia has a mortality rate of 35% within 12 weeks of diagnosis. By contrast, the CDC reports that the mortality rate due to MRSA infections is 12.8%. Further, it is estimated that each case of candidemia results in an additional 23 days of hospitalization and over $68,000 in treatment costs.

Candida infections are particularly challenging to treat in patients whose immune systems have been compromised, such as patients undergoing organ or bone marrow transplantation or chemotherapy, as well as those with weakened immune systems due to aging and other underlying conditions, including, but not limited to, diabetes, metabolic diseases, HIV and chronic use of antibiotics.

Current Therapeutic Options

Systemic fungal infections are primarily treated using three classes of antifungals that target either fungal cell membranes or cell wall synthesis. However, each of these antifungal classes has limitations that we believe may be addressed by novel antifungals:

•

Polyenes. Polyenes, first marketed in 1954, were the first drug class discovered to be effective against systemic fungal infections. Polyenes such as amphotericin B bind to and disrupt the integrity of ergosterol, an essential component of the fungal cell membrane. Polyenes are associated with severe and potentially life-threatening toxicities, including acute kidney and heart injury, since they are not selective to fungi and also bind to sterols in human tissues. In addition to the severe toxicity associated

CIDARA THERAPEUTICS, INC.

with amphotericin B, many patients report problems with tolerability of this drug; 40% experience nausea and/or vomiting and up to 75% experience chills. Polyenes are typically administered by daily IV infusion.

•

Azoles. Azoles were the next major drug class found to be effective in treating candidemia and related infections, and were first marketed in the 1980s. Azoles block the enzymatic pathway that produces ergosterol in the fungal cell membrane, thereby reducing the growth of the fungus but not killing it. This activity is referred to as fungistatic. Azoles are the most frequently used drugs for treatment of systemic fungal infections. While these drugs are largely effective, their side effect profile includes an increased risk of serious liver toxicity as well as rash, visual disturbances, hallucinations and fetal cardiac abnormalities. Azoles are also known to cause drug interactions, including interactions with oral contraceptives, that can limit their utility. In addition, their widespread use has led to the development of resistance, which we believe may limit the future utility of the class. A number of azoles are available in IV, oral, and topical formulations. They are typically administered on a daily basis.

•

Echinocandins. Echinocandins, introduced in 2001, inhibit glucan synthase, a fungal specific enzyme required for synthesis of a key component of fungal cell walls. Inhibition of this enzyme kills Candida. Echinocandins are increasingly recommended for the treatment of fungal infections in the United States. The approved echinocandins, caspofungin, micafungin, and anidulafungin, are considered both well tolerated and safe relative to other antifungal drug classes. However, they must be administered daily by IV infusion, potentially extending the hospitalization of patients for the duration of therapy and thereby limiting their use mainly to inpatients.

Despite the widespread continued use of each class of antifungals, we believe that market opportunities exist for novel therapeutics which combine the spectrum and safety of the echinocandins with a more convenient dosing schedule enabled by improved pharmacokinetic characteristics.

Emerging Resistance to Antifungals

The CDC reports that certain species of Candida are becoming increasingly resistant to available antifungals, such as the azoles and approved echinocandins. Widespread usage of antifungals in the azole class, in particular, has stimulated an increase in resistance.  Non-albicans Candida, which have a higher rate of azole resistance, now cause approximately two-thirds of candidemia cases in the US.

Our Solution—CD101 IV for the Treatment of Candidemia

Our lead product candidate, CD101 IV, has a prolonged half-life which, in contrast to all other echinocandins, may allow it to be developed as a once-weekly IV therapy for the treatment and prevention of systemic fungal infections. We are developing CD101 IV to overcome the limitations of the echinocandin class and other antifungals by offering the following key benefits.

•

Potential to treat resistant pathogens. We believe that CD101 IV can be used to treat fungal infections caused by drug-resistant fungi, including those currently resistant to echinocandins, due to its higher drug exposure early in the course of therapy. We expect that this higher exposure early in the course of disease will improve outcomes in infections caused by both resistant as well as non-resistant pathogens.

•

Single-agent treatment. Rather than treating patients with an IV echinocandin followed by an oral azole solely to enable earlier hospital discharge, CD101 IV would enable extended single-agent, echinocandin treatment for the full course of therapy, thereby enabling treatment that is consistent with current guidance in the United States and European Union.

•

Shorter and less costly hospital stays, and less costly outpatient costs. Physicians with access to a once-weekly echinocandin can potentially discharge appropriate patients earlier and thereby reduce hospital costs, which account for over 70% of the overall treatment cost of candidemia.  Furthermore, early discharge from the hospital setting may reduce the risk for contracting nosocomial pathogens.  For patients discharged on an echinocandin, once-weekly CD101 IV could eliminate significant outpatient infusion costs for once-daily IV echinocandin therapy.

CIDARA THERAPEUTICS, INC.

•

Improved compliance. A once-weekly treatment of CD101 IV could facilitate compliance by eliminating the need for patients to return to a hospital or outpatient center for a daily dose of an IV echinocandin, and could eliminate the likelihood of patient non-compliance for those receiving oral step down therapy with a daily azole.

•

Enabling or improving prophylaxis regimens. Some patients cannot receive azole prophylactic therapy due to drug interactions or poor tolerability. We expect that once weekly CD101 IV therapy would provide for better prophylactic therapy on an inpatient and outpatient basis, particularly for these patients.

Preclinical Studies

In Vitro Microbiology Data

In in vitro assays on a panel of 1,077 clinical isolates of Candida and Aspergillus strains, the activity of CD101 compared favorably with that of the approved echinocandins, anidulafungin and caspofungin.

Potency of CD101 Compared to Other Echinocandins

The numbers in the table refer to the MIC90, or minimum concentration required to inhibit the growth of 90% of isolates. Lower values indicate that the antifungal agent is more potent as it is active at a lower concentration.

In Vivo Efficacy Data

We studied CD101 IV and anidulafungin in a mouse model of disseminated candidiasis in immunosuppressed mice. CD101 IV and anidulafungin were administered two hours after inoculation with Candida and the fungal burden in the kidneys, as measured by colony forming units, or CFUs, was determined after 24 hours. The results showed that CD101 IV was significantly more effective in reducing fungal burden compared to anidulafungin administered at 0.5 and 1.5 mg/kg doses. At 4.5 mg/kg, the efficacy of both drugs could not be differentiated since the fungal burden was at the lower level of detection. In the chart below, p<0.005 and p<0.05 mean that there is a greater than 99.5% and 95% probability, respectively, that the differences observed between treatments are not due to chance alone. Standard practice is to consider a p-value of 0.05 or less to be a statistically significant result.

CIDARA THERAPEUTICS, INC.

Efficacy of CD101 IV and Anidulafungin in a Mouse Candidiasis Model

Activity Against Resistant Strains

We believe that CD101 IV can address important unmet medical needs in patients with candidemia caused by both susceptible and azole- or echinocandin-resistant Candida, as well as in patients at risk of invasive fungal infections who cannot take azole or polyene antifungals because of drug interactions or safety concerns. In a recent study of cancer patients with Candida infections from MD Anderson Cancer Center, patient prognosis was inversely correlated with resistance to caspofungin. Patients infected with the most drug-sensitive strains had a 28-day survival rate of 75% compared to only 25% for those with caspofungin-resistant strains. CD101 was tested against 23 echinocandin-non-susceptible Candida isolates and demonstrated equivalent or greater potency against these strains compared to caspofungin, with up to eight-fold greater potency for several isolates. We believe that the high potency of CD101 against resistant strains, combined with the very high drug exposure associated with the once-weekly dosing regimen, will result in improved efficacy in treating drug-resistant Candida infections.

In order to be effective, an echinocandin drug should be present at as high an exposure early in therapy as is safely possible. The key pharmacokinetic parameters affecting exposure include the drug’s half-life, the Cmax, or the maximum concentration reached, and the overall drug exposure per dose, referred to as the AUC, or area under the curve. The maximum dose that can be used is based on the drug’s overall safety profile. With echinocandin drugs, high drug exposures early in therapy, as measured by Cmax or AUC, maximize the antifungal therapeutic benefit of these drugs. When a fungus starts to develop resistance to a drug, the MIC rises, which means that a higher drug exposure will be required in order for the drug to have the same efficacy as it has against sensitive strains. Having a Cmax and an AUC that are far greater than the starting MIC provides the best chance of treating infections caused by strains resistant to other antifungals, including other echinocandins.

CD101 IV Clinical Results

Clinical Studies

In November 2015, we obtained data from our single ascending dose (SAD) study. This was a Phase 1, randomized, double-blind, placebo-controlled, dose-escalation study to determine the safety, tolerability, and pharmacokinetics of single intravenous doses of CD101 in healthy subjects. Results demonstrated that CD101 IV

CIDARA THERAPEUTICS, INC.

was well tolerated in all dose cohorts after single doses of 50 mg, 100 mg, 200 mg, and 400 mg. CD101 IV exhibited a pharmacokinetic profile consistent with preclinical data and supportive of once-weekly dosing.

In January 2016, we obtained data from our multiple ascending dose (MAD) Phase 1 study. This was a Phase 1, randomized, double-blind, placebo-controlled, dose-escalation study to determine the safety, tolerability, and pharmacokinetics of multiple intravenous doses of CD101 in healthy subjects. Results demonstrated that CD101 IV was well tolerated in all dose cohorts after multiple doses of 100 mg, 200 mg, and 400 mg. CD101 IV exhibited a pharmacokinetic profile consistent with preclinical data and supportive of once-weekly dosing.

For both Phase 1 studies, there were no serious adverse events (SAEs), severe Treatment Emergent Adverse Events (TEAEs), or relationships for overall TEAEs. The majority of TEAEs were mild, and all TEAEs completely resolved by the end of the study. There were no drug-related TEAEs resulting from clinically significant hematology or clinical chemistry laboratory abnormalities at any dose. In addition, there were no safety issues related to electrocardiograms, vital signs, or physical exam findings.

Based on clinical results to date, we expect a single dose of CD101 IV to provide sufficient drug exposure for a period of seven days. In contrast, a single dose of anidulafungin provides sufficient drug exposure for only one day.  The graph below presents the pharmacokinetic results from our single ascending dose Phase 1 clinical trial.

Pharmacokinetic Properties of CD101 IV

Based on results from our single ascending dose trial, CD101 IV has a prolonged half-life of greater than 80 hours in humans. CD101 IV may be safely developed as a once-weekly IV therapy, allowing patients with candidemia to receive sufficient drug exposure in just two to three doses to cover fourteen days of treatment following clearance of the active infection, which is the current recommended course of treatment.

CD101 IV demonstrated a Cmax and an AUC significantly higher than other approved echinocandins. Based on the higher drug exposure demonstrated by CD101 IV early in the course of therapy, we believe that CD101 IV can be

CIDARA THERAPEUTICS, INC.

used to treat some fungal infections caused by drug-resistant fungi, including those currently resistant to echinocandins. We expect that this higher exposure early in the course of disease will improve outcomes in infections caused by both resistant as well as non-resistant pathogens.

Half-life of CD101 IV and Other Echinocandins in Humans

PK measurements marked with an asterisk are from assays conducted by us. Other values are from studies published by third parties.

Clinical Development Plan

Based on discussions with the FDA, we assessed the pharmacokinetics and safety of CD101 IV in single and multiple ascending dose Phase 1 clinical trials in healthy subjects. Results from these clinical trials have been used to select the dose for a Phase 2 clinical trial in candidemia, which we plan to initiate in the first half of 2016. This Phase 2 clinical trial will include approximately 90 patients with Candida bloodstream infection. The clinical trial will be double-blind, randomized and will include an echinocandin comparator group.  We expect results from this trial in the second half of 2017.

In December 2014, we held a pre-IND meeting with the FDA during which agreement was reached that a single randomized, double-blind, comparative Phase 3 pivotal clinical trial, supported by the data from the Phase 1 and Phase 2 clinical trials, could suffice for approval of CD101 IV for the indication of candidemia. A total safety database of at least 300 patients will be required, and possibly more if safety concerns are noted in the course of development. We plan to perform additional clinical research with CD101 IV in both invasive candidiasis and prophylaxis in patients with high unmet need.

Overview of the Vulvovaginal Candidiasis (VVC) and Antifungal Treatments for VVC

Three quarters of all women have an episode of VVC at some point in their lives. Recurrent vulvovaginal candidiasis, or RVVC, is a condition in which three or more VVC infections occur within a year. RVVC is a painful chronic infection affecting four to five million women in the United States each year with 2.3 million patients seeking treatment from a physician for VVC.

There are no therapies currently approved for the treatment of RVVC. Current off-label treatments include chronic self-medication with over-the-counter topical antifungals and the use of prescription fluconazole, an oral azole. Azoles are fungistatic, which means that they slow the growth of, but do not kill, the fungus. In addition, azoles are not active against certain species of Candida that cause VVC. Therefore, azoles often fail to prevent recurrent infections in women with RVVC and, even after prolonged treatments by azoles, VVC recurs in over 50% of patients. By contrast, echinocandins, including CD101, are fungicidal, which means that they kill the fungus, including the species of Candida that cause VVC. Antifungal agents in other classes such as the polyenes or echinocandins must be administered intravenously, usually in a hospital setting, and thus are not used for the treatment of VVC or RVVC.

Our Solution—CD101 Topical for the Treatment of VVC and RVVC

We are developing CD101 topical, a topical formulation of CD101, for the treatment of VVC and RVVC. The active ingredient in CD101 topical is CD101, which has demonstrated potent fungicidal activity against Candida species in preclinical studies. Unlike currently available echinocandins, CD101 can be formulated topically due to its high solubility, stability and activity over a wide range of pH values, as demonstrated by testing to date. By contrast, anidulafungin, a currently marketed echinocandin, is virtually insoluble in water. We believe that the

CIDARA THERAPEUTICS, INC.

fungicidal activity of CD101 at the site of infection has the potential to be more effective than the fungistatic azoles in reducing recurrence of Candida infections in women with RVVC.

Preclinical Studies

We conducted preclinical efficacy studies across a range of gel and ointment formulations of CD101 topical and the studies demonstrate that CD101 topical formulations can eliminate Candida in VVC animal models and demonstrates a clear dose-response relationship. We have also conducted preclinical studies to evaluate the tolerability, toxicity and pharmacokinetic profile of CD101 topical gel and ointment formulations when administered topically to female rats and monkeys. CD101 topical gel and ointment formulations of 1% and 10% CD101 were tested. No signs or symptoms of toxicity were observed.

Results showed that CD101 gel/ointment formulations, were highly effective at reducing fungal burden in the rat VVC model. The efficacy of the 3% CD101 exceeded that of 2% miconazole and was comparable to 6.5% tioconazole. Therefore, CD101 may offer a promising alternative for the treatment of VVC in humans.

Activity of CD101 Gel or Ointment 3% Formulations (QDx3) and Comparators (Miconazole 2% and Tioconazole 6.5%) Against Candida albicans ATCC 44858

ATCC = American Type Culture Collection; CFU = colony-forming units;
LOD = limit of detection; QD = once daily.

* ≥2-log decrease in mean CFU relative to corresponding untreated control

† Statistically significant (p<0.05) decrease in mean CFU relative to untreated control

Note: percentages refer to animals that cleared the infection

Source: NC-091

Clinical Development Plan

We are planning to initiate a Phase 2 multi-site clinical trial in mid-2016 to investigate the safety, tolerability, and initial efficacy of CD101 topical in women with VVC.  In this clinical study, two formulations with distinctly different release profiles will be tested: a fast-release 3% gel and a slow-release 6% ointment.  Approximately 125 patients will be enrolled in this study, with 50 patients receiving the 3% gel, 50 patients receiving the 6% ointment, and 25 patients receiving oral fluconazole.  Results from this clinical trial will be used to select the optimal formulation of CD101 topical.  Following the Phase 2 clinical trial, we plan to conduct two superiority Phase 3 clinical trials to assess the safety and efficacy versus oral fluconazole in acute and recurrent VVC.

CIDARA THERAPEUTICS, INC.

Our Proprietary Cloudbreak Immunotherapy Platform

We believe that our Cloudbreak immunotherapy platform is a fundamentally new approach for the treatment of infectious disease. The design of the Cloudbreak immunotherapy platform recognizes that most infectious disease is due to a temporary deficiency in the function of the immune system. Our Cloudbreak development candidates are designed to address this deficiency by recruiting components of the patient’s immune system to the site of infection, enabling more effective treatment. Similar to the way that immunotherapy has the potential to revolutionize the treatment of cancer by directing the immune system to destroy cancer cells, we believe that the Cloudbreak immunotherapy platform has the potential to transform the treatment of infectious disease caused by a variety of fungal, bacterial and viral pathogens. The initial development candidates emerging from the Cloudbreak immunotherapy platform are being developed for the treatment of invasive aspergillosis, a fungal infection that results in a high rate of mortality. In addition to fungal infections, we plan to pursue applications for the treatment of bacterial and viral infections. In each application, we intend to apply our Cloudbreak immunotherapy platform to infections in at-risk patients who could benefit from an improved immune response.  We plan to select a lead Cloudbreak development candidate in 2016.

We are currently pursuing both small and large molecule approaches for Cloudbreak.  Small molecule Cloudbreak candidates consist of two molecules that are joined by a chemical linker: a targeting moiety, or TM, that recognizes a cell surface target and an effector moiety, or EM, that is recognized by the immune system. In many cases, we can use a commercially approved drug as the TM. By contrast, large molecule Cloudbreak candidates leverage classical targeting and immune engaging components of antibodies and antibody fragments.  Large molecule Cloudbreak candidates consist of a TM, which is an antibody that binds cell-surface antigen, and an EM that is recognized by the immune system.  The coupling of the TM to the EM results in a bispecific molecule that can direct the immune system specifically to the targeted pathogen.

Our Cloudbreak development candidates have the potential to feature the following attributes:

•	Small or large molecule components with well-defined targets and efficient testing;
•

selective binding to pathogens to amplify their immunogenicity (recognition by the immune system) and thereby efficiently recruit the innate and adaptive immune system to assist in the rapid eradication of the pathogen;

•	use as adjunctive therapy along with standard of care regimens; and
•	broad applicability in the treatment of infectious diseases.

The Cloudbreak immunotherapy platform is similar to certain cancer immunotherapies in that it uses molecules with two binding sites, one that binds to a cell surface target and a second that binds to specific receptors on immune cells. The modular composition of Cloudbreak compounds allows for rapid exploration of combinations of targeting moiety (TM), effector moiety (EM), and linker domains, potentially enabling efficient discovery of anti-infective molecules with the desired potency, specificity and physical properties.

CIDARA THERAPEUTICS, INC.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture supplies of CD101 IV, CD101 topical, our Cloudbreak development candidates, and any future product candidates.

CD101 is a semi-synthetic natural product. Thus, the manufacturing process for CD101 involves fermentation and synthetic chemical steps. The process begins with fermentation to produce a natural product, which is conducted by third-party vendors. The natural product is then converted to CD101 in a series of chemical steps.

Our third-party contract manufacturers are currently producing, and will produce in the future, our product and development candidates for use in our preclinical studies and clinical trials utilizing reliable and reproducible synthetic processes and common manufacturing techniques. We obtain our supplies from manufacturers on a purchase order basis and do not have any long-term arrangements. In addition, we do not currently have arrangements in place for bulk drug substance or drug product services. We intend to identify and qualify additional manufacturers to provide bulk drug substance and drug product services prior to submission of an NDA to the FDA if necessary to ensure sufficient commercial quantities of each product.

Intellectual Property

The proprietary nature of, and protection for, CD101 IV, CD101 topical, our Cloudbreak immunotherapy platform, our processes and our know-how are important to our business. We seek to protect our proprietary position through patent protection in the United States and internationally for CD101 IV, CD101 topical, our Cloudbreak immunotherapy platform and any other technology to which we have rights where available and when appropriate. Our policy is to pursue, obtain, maintain and defend patent rights, developed internally and potentially licensed from third parties and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our inventions, improvements and technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

CIDARA THERAPEUTICS, INC.

Our success will depend significantly on our ability to:

•	obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business;
•	defend and enforce our current and potential future patents;
•	preserve the confidentiality of any of our trade secrets; and
•	operate our business without infringing the patents and proprietary rights of third parties.

We have established and continue to build proprietary positions for CD101 IV, CD101 topical and our product candidates and technology in the United States and abroad. As of February 29, 2016, our patent portfolio included six families of patent applications related to various aspects of CD101, including CD101 IV and CD101 topical, and six families of patent applications related to our Cloudbreak immunotherapy platform.

In May 2014, we entered into an asset purchase agreement with Seachaid Pharmaceuticals, Inc., or Seachaid, whereby we purchased intellectual property related to CD101. We issued 703,092 shares of common stock to Seachaid as consideration for the assets acquired.

We own the rights to a first patent family that provides basic composition of matter coverage for CD101. This first patent family includes two granted United States utility patents and one pending United States utility application, as well as foreign national or regional counterpart patent applications pending in Canada, China, Europe, Hong Kong, India and Japan. We also own the rights to a second patent family directed to oral formulations and dosing regimens for CD101. This second patent family includes one pending U.S. utility patent application and foreign national or regional counterpart patent applications pending in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, South Korea, Mexico and Russia. For any issued patents in these two families, we expect that they would expire in 2032 and 2033, respectively, excluding any additional term for patent term adjustments or applicable patent term extensions.

For our Cloudbreak immunotherapy platform, we own one pending Patent Cooperation Treaty application and five U.S. provisional patent applications. If issued, patents from these patent applications could result in claims to both therapeutic compositions and methods of treatment. Any such patents would be expected to expire between 2034 and 2036, excluding any additional term for patent term adjustments or applicable patent term extensions.

Market exclusivity is the exclusive marketing right granted by the FDA and certain foreign equivalents upon the approval of a drug if certain statutory requirements are met.  When granted, the applicable regulatory authority will not approve another application to market the same drug for the same indication during the period of market exclusivity.  The length of market exclusivity depends on the type of exclusivity granted. We intend to seek market exclusivity on our candidate products where appropriate.

We have received orphan drug designation from the FDA for CD101 IV for the treatment of candidemia and invasive candidiasis.  An orphan drug designation by the FDA makes CD101 IV eligible for seven years of market exclusivity for CD101 IV in candidemia and invasive candidiasis.

In addition to the orphan drug designation, CD101 IV was designated as a Qualified Infectious Disease Product under the GAIN Act making it eligible for an additional five years of market exclusivity.

Further, we seek trademark protection in the United States and internationally where available and when appropriate. We have filed for trademark protection in several countries for the Cidara trademark, which we use in connection with our pharmaceutical research and development services. We currently have registered trademarks for the Cidara mark in the United States, the European Union, and Australia and pending trademark applications in the United States and Australia. We also currently have a pending trademark application for Cloudbreak in the United States.

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. We believe that

CIDARA THERAPEUTICS, INC.

CD101 IV and CD101 topical and our Cloudbreak development candidates, paralleled with our scientific and development expertise in the field of anti-infectives, provide us with competitive advantages over our peers. However, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, and biotechnology companies, as well as from generic drug manufacturers, academic institutions, governmental agencies and public and private research institutions.

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

CD101 topical will primarily compete against azole agents (oral, topical and intravaginal), currently used in the treatment of VVC, as well as over-the-counter topical agents used to treat these conditions. The approved prescription therapies for VVC are Diflucan (fluconazole) and Terazol (terconazole). While there are several over-the-counter topical agents such as Monistat (miconazole), Gyne-Lotrimin (clotrimazole) or Gynazole-1 (butoconazole) also used to treat VVC, we do not consider these products to be significant competitors due to their limited efficacy in RVVC and severe acute VVC. Topical therapies for VVC are well accepted. Almost all of the OTC market is comprised of topical therapies, while the prescription market is 40% topical and 60% oral. In addition to approved therapies, we expect that CD101 topical will compete with product candidates that we are aware of in clinical development by third parties, including VT-1161 (being developed by Viamet Pharmaceuticals, Inc.) and SCY-078 (being developed by Scynexis, Inc.), and albaconazole (being developed by Actavis plc).

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. These same competitors may invent technology that competes with our Cloudbreak immunotherapy platform.

Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and subject registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We expect any treatments that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payers.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, we expect that our therapeutic products, if approved, will be priced at a significant premium over competitive generic products and our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution,

CIDARA THERAPEUTICS, INC.

marketing, post-approval monitoring and reporting, import and export of pharmaceutical products, such as those we are developing.

United States Drug Approval Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and untitled letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	contract manufacturing expenses, primarily for the production of clinical supplies;
•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug, or IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug for each indication;
•	submission to the FDA of a new drug application, or NDA;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Preclinical Studies and IND

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events, and in some cases, to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for

CIDARA THERAPEUTICS, INC.

each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination at www.clinicaltrials.gov. Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•

Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3: The drug is administered to an expanded patient population in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and, more frequently, if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, which fees are typically increased annually.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs. Under these goals, the FDA has committed to review most such applications for non-priority products within 10 months, and most applications for priority review products, that is, drugs that the FDA determines represent a significant improvement over existing therapy, within six months from filing. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drugs or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within

CIDARA THERAPEUTICS, INC.

required specifications. In addition, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and integrity of the clinical data submitted.

The testing and approval process requires substantial time, effort and financial resources, and each may take many years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to develop our product candidates and secure necessary governmental approvals, which could delay or preclude us from marketing our products.

After the FDA’s evaluation of the NDA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the NDA. Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including Risk Evaluation and Mitigation Strategies, or REMs, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast Track Designation

The FDA is required to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new product candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the submission of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days after receipt of the sponsor’s request.

In addition to other benefits, such as the ability of the sponsor to use surrogate endpoints in the evaluation of the pivotal clinical trials and have more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Priority Review

Under FDA policies, a product candidate may be eligible for priority review, or review generally within a six-month time frame from the time a complete application is received. Products regulated by the FDA’s Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. A fast track designated product candidate would ordinarily meet the FDA’s criteria for priority review.

CIDARA THERAPEUTICS, INC.

Accelerated Approval

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval trials, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Breakthrough Therapy Designation

Under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

Qualified Infectious Disease Products

In response to the growing unmet medical need in the area of serious bacterial infections, the Food and Drug Administration Safety and Innovation Act became law in July 2012 and included the Generating Antibiotic Incentives Now Act, or the GAIN Act. The GAIN Act is intended to provide incentives, including, for example, access to expedited FDA review for approval and five years of potential market exclusivity extension, for the development of new, qualified infectious disease products, or QIDP, including antibacterial or antifungal drugs intended to treat serious or life-threatening infections that are resistant to treatment, or that treat qualifying resistant pathogens identified by the FDA. A sponsor must request QIDP designation for a new drug before an NDA is submitted and, if designated as a QIDP and approved, is eligible for an additional five years of exclusivity beyond any period of exclusivity to which it would have otherwise been entitled. In addition, a QIDP receives NDA priority review and Fast Track designation.

CIDARA THERAPEUTICS, INC.

Pediatric Exclusivity and Pediatric Use

Under the Best Pharmaceuticals for Children Act, or the BPCA, certain drugs may obtain an additional six months of exclusivity, if the sponsor submits information requested in writing by the FDA (a Written Request) relating to the use of the active moiety of the drug in children. The FDA may not issue a Written Request for studies on unapproved or approved indications or where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may not produce health benefits in that population.

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, biologics license applications and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which an orphan drug designation has been granted. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. After April 2013, the FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Other Regulatory Requirements

Any drug manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval.

The FDA may impose a number of post-approval requirements, including REMs, as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a Risk Evaluation and Mitigation Strategy program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

CIDARA THERAPEUTICS, INC.

•	product seizure or detention, or refusal to permit the import or export of products; or
•	consent decrees, injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability.

Additional Provisions

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws restrict our business activities, including certain marketing practices. These laws include, without limitation, anti-kickback laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item, good, facility or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that are alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal healthcare program anti-kickback statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal healthcare program anti-kickback statute has been violated. Additionally, the intent standard under the federal healthcare program anti-kickback statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal healthcare program anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal healthcare program anti-kickback statute, the Affordable Care Act amended the intent standard for certain healthcare fraud under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

CIDARA THERAPEUTICS, INC.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

Additionally, the federal Physician Payments Sunshine Act, created under the Affordable Care Act, and its implementing regulations, require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually certain ownership and investment interests held by physicians and their immediate family members.

The majority of states also have statutes or regulations similar to the aforementioned federal fraud and abuse laws, some of which are broader in scope and apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities or marketing expenditures.

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, as well as contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage and Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients and providers are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of therapies in which our products are used. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our product candidates will be made on a plan by plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Healthcare Reform

Current and future legislative proposals to further reform healthcare or reduce healthcare costs may result in lower reimbursement for our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products.

CIDARA THERAPEUTICS, INC.

For example, implementation of the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The Affordable Care Act, among other things, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government’s comparative effectiveness research.  Since its enactment there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to it in the future.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional congressional action is taken. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations changed or what the effect of such changes, if any, may be.

Employees

As of February 29, 2016, we had 48 employees, 20 of whom hold Ph.D. or M.D. degrees, 33 of whom were engaged in research and development activities and 15 of whom were engaged in business development,

CIDARA THERAPEUTICS, INC.

finance, information systems, facilities, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Facilities

We lease a 29,638 square foot facility in San Diego, California for administrative and research and development activities. Our lease expires on December 31, 2018 and we have two individual two-year extension option rights. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Corporate Information

We were incorporated in Delaware as K2 Therapeutics, Inc. in December 2012. In July 2014, we changed our name to Cidara Therapeutics, Inc. Our principal executive offices are located at 6310 Nancy Ridge Drive, Suite 101, San Diego, California 92121, and our telephone number is (858) 752-6170. Our corporate website address is www.cidara.com. Information contained on or accessible through our website is not a part of this prospectus, and the inclusion of our website address in this prospectus is an inactive textual reference only.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in April 2015, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. References to “emerging growth company” in this Annual Report have the meaning associated with it in the JOBS Act.

In March 2016, we formed a wholly owned subsidiary, Cidara Therapeutics UK Limited, in England for the purpose of developing our product candidates in Europe.

Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, as well as the other information in this report and in our public filings, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time.

CIDARA THERAPEUTICS, INC.

Risks Related to Drug Discovery, Development and Commercialization

We are very early in our development efforts, which may not be successful.

All of our product candidates other than CD101 IV are in the preclinical stage of development and we have only recently completed a Phase 1 clinical trial of CD101 IV. Because of the early stage of our development efforts, we are still in the process of determining the clinical development path for our current and future product candidates. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The success of CD101 IV, CD101 topical, and any other product candidates we may develop will depend on many factors, including the following:

•	successful completion of preclinical studies;
•	successful enrollment in, and completion of, clinical trials;
•	demonstrating safety and efficacy;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and technologies;
•	launching commercial sales of the product candidates, if and when approved, whether alone or selectively in collaboration with others;
•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of the products following approval; and
•	enforcing and defending intellectual property rights and claims.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

Risks Related to Our Dependence on Third Parties

We intend to continue to rely on third parties to conduct our clinical trials and to conduct some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

For CD101 IV, we may not be eligible for, have not yet requested, and may not be able to obtain, breakthrough therapy designation or accelerated approval from the FDA. For CD101 topical and any Cloudbreak development candidates, we have not yet requested, and may not be able to obtain, Qualified Infectious Disease Product, or QIDP, fast track, breakthrough therapy or orphan drug designations or accelerated approval from the FDA.

There are a number of incentive programs that the FDA administers to facilitate development of drugs in areas of unmet medical need. We have no human clinical data on any of our product candidates, and with the exception of CD101 IV, which received designation as a QIDP, Fast Track product, and Orphan Drug, none of them may qualify under any of the FDA’s existing or future programs to expedite drug development in areas of unmet medical need. Without access to such benefits, we may require more time, larger trials and incur greater expense in the development of our product candidates.

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

CIDARA THERAPEUTICS, INC.

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

Our relationships with customers, health care professionals and third-party payors will be subject to applicable healthcare laws, which could expose us to penalties, including administrative, civil, criminal penalties, damages, fines, imprisonment, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, as well as contractual damages, reputational harm and diminished profits and future earnings.

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

CIDARA THERAPEUTICS, INC.

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

•

HIPAA, as amended by HITECH, imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute enacted under HIPAA prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements under the Affordable Care Act requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities or marketing expenditures.

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

For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. Since its enactment there have been judicial and Congressional

CIDARA THERAPEUTICS, INC.

challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to it in the future. Although the full effect of the Affordable Care Act remains uncertain, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. In addition, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Risks Related to Our Intellectual Property

If our efforts to protect the proprietary nature of the intellectual property related to CD101 IV, CD101 topical or our other product candidates are not adequate, we may not be able to compete effectively in our market.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

Risks Related to Our Financial Position and Need For Additional Capital

We are an early stage biotechnology company that has incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.

Since our inception, we have incurred significant operating losses. Our net loss was $32.2 million and $11.9 million for years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had an accumulated deficit of $45.5 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, convertible notes, and our initial public offering of our common stock. We have devoted substantially all of our financial resources and efforts to research and development. We initiated our first clinical trial for CD101 IV in July 2015, and plan to initiate the first clinical trial for CD101 topical in mid-2016.  We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

CIDARA THERAPEUTICS, INC.

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

We will need substantial additional funding to advance the development of our product candidates. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our drug development and discovery programs or commercialization efforts.

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

CIDARA THERAPEUTICS, INC.

Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through December 31, 2015, our operations have been financed primarily by gross proceeds of approximately $151.0 million from the issuance of convertible debt securities, the sale of shares of convertible preferred stock, and the sale of shares of our common stock in our IPO. As of December 31, 2015, we had cash, cash equivalents, and short-term investments of $107.5 million. We expect that our existing cash, cash equivalents and marketable securities and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

We were founded in December 2012 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential development and product candidates, undertaking preclinical studies and, only recently, initiating our first clinical trial. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.

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

CIDARA THERAPEUTICS, INC.

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

The price of our stock may be volatile, and you could lose all or part of your investment.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, and 5% stockholders and their affiliates currently beneficially own a significant percentage of our outstanding voting stock. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through 2020, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) (a) December 31, 2020, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1 billion, (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (d) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

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

CIDARA THERAPEUTICS, INC.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We have 13,822,747 shares of common stock outstanding as of February 29, 2016.  We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially

CIDARA THERAPEUTICS, INC.

diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to our existing stockholders.

Pursuant to the 2015 Plan, our management is authorized to grant stock options to our employees, directors and consultants.  The number of shares of our common stock reserved for issuance under the 2015 Plan will automatically increase on January 1 of each year through and including January 1, 2025, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Additionally, the number of shares of our common stock reserved for issuance under the 2015 ESPP will automatically increase on January 1 of each year through and including January 1, 2025, by the lesser of 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or 490,336 shares. Unless our board of directors elects not to increase the number of shares available for future grant each year under the 2015 Plan and 2015 ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall.

We have broad discretion in the use of working capital and may not use it effectively.

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

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

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

CIDARA THERAPEUTICS, INC.

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

Because we have an even number of members of our board of directors, deadlocks may occur in our board of directors’ decision-making process, which may delay or prevent critical decisions from being made.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our initial public offering, our most recent private placements and other transactions that have occurred since our inception in 2012, we may or may not have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2015, we had U.S. net operating loss carryforwards of approximately $39.3 million, which begin to expire in 2032, which could be limited if we experience an “ownership change.”

CIDARA THERAPEUTICS, INC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease a 29,638 square foot facility in San Diego, California for administrative, research and development activities.  Our lease currently expires in December 2018, subject to our option to renew for up to two additional two-year terms. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

CIDARA THERAPEUTICS, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “CDTX.”  The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated.

	High	Low
Second quarter ended June 30, 2015 (beginning April 15, 2015)	$19.13	$13.34
Third quarter ended September 30, 2015	$15.48	$11.23
Fourth quarter ended December 31, 2015	$18.07	$12.03

Holders of Record

As of February 29, 2016, there were approximately 29 holders of record for our common stock.

Dividend Policy

We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

CIDARA THERAPEUTICS, INC.

Performance Graph

The following graph shows a comparison from April 15, 2015 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2015 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on April 15, 2015. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Use of Proceeds

On April 14, 2015, our Registration Statements on Form S-1 (file Nos. 333-202740 and 333-203434) were declared effective by the SEC for our initial public offering of common stock. We started trading on The NASDAQ Global Market on April 15, 2015. We issued 4,800,000 shares of common stock at an offering price of $16.00 per share for proceeds of approximately $69.3 million, net of underwriting discounts, commissions and offering expenses.  The offering was completed on April 20, 2015.

The net proceeds from this offering have been invested in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.  As of December 31, 2015, we did not use any of the net proceeds from the offering.

CIDARA THERAPEUTICS, INC.

Item 6. Selected Financial Data.

The selected financial data set forth below is derived from our audited financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with the financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical results are not necessarily indicative of our future results. Amounts are in thousands, except share and per share data.

Statement of Operations Data

	Year ended December 31,
(In thousands, except share and per share data)	2015	2014	2013
Operating expenses:
Research and development	$23,475	$6,710	$810
Cost of in-process research and development acquired	-	1,607	-
General and administrative	8,838	3,306	272
Total operating expenses	32,313	11,623	1,082
Loss from operations	(32,313)	(11,623)	(1,082)
Other income (expense):
Interest income (expense), net	120	(88)	(95)
Change in fair value of convertible notes payable	-	(183)	(167)
Total other income (expense)	120	(271)	(262)
Net loss	$(32,193)	$(11,894)	$(1,344)
Net loss per common share, basic and diluted	$(3.25)	$(14.51)	$(4.15)
Weighted average shares outstanding used to compute net loss per share, basic and diluted	9,920,382	819,868	323,689

Balance Sheet Data

	December 31,
	2015	2014	2013
Cash, cash equivalents, and short-term investments	$107,514	$22,796	$185
Working capital	102,244	19,800	82
Total assets	109,974	24,350	201
Convertible preferred stock	-	32,548	-
Accumulated deficit	(45,497)	(13,304)	(1,410)
Total stockholders' equity (deficit)	103,912	(11,445)	(1,398)

CIDARA THERAPEUTICS, INC.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with “Item 6. Selected Financial Data” and our financial statements and related notes included elsewhere in this Annual Report.

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Annual Report. See “Special Note Regarding Forward-Looking Statements.”

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

In January 2016, we obtained data from our multiple ascending dose (MAD) Phase 1 study. This was a Phase 1, randomized, double-blind, placebo-controlled, dose-escalation study to determine the safety, tolerability, and pharmacokinetics of multiple intravenous doses of CD101 in healthy subjects. Results demonstrated that CD101 IV was well tolerated in all dose cohorts after multiple doses of 100 mg, 200 mg, and 400 mg. CD101 IV exhibited a pharmacokinetic profile consistent with preclinical data and supportive of once-weekly dosing.

In February 2016, we received Orphan Drug Designation for CD101IV in Candidemia and Invasive Candidasis.  This designation provides us eligibility for seven years of market exclusivity in the United States upon FDA approval, a waiver from payment of User Fees, an exemption from performing clinical studies in pediatric patients, and tax credits for the cost of clinical research.

We plan to initiate a Phase 2 clinical trial in candidemia in the first half of 2016.  We plan to enroll approximately 90 patients with Candida bloodstream infections and expect results from this trial in the second half of 2017.

CD101 Topical

We are planning to file our Initial New Drug, or IND, application for CD101 topical during the first half of 2016.  Based on discussions with the U.S. Food and Drug Administration, or FDA, we are planning to initiate a Phase 2 multi-site clinical trial in mid-2016 to investigate the safety, tolerability, and initial efficacy of CD101 topical in women with VVC.  We expect results from this trial in mid-2017.

CIDARA THERAPEUTICS, INC.

Cloudbreak Immunotherapy Platform

We are expanding our Cloudbreak immunotherapy platform to include the development of both small and large molecule candidates.  This expansion will enable us to select development candidates that effectively engage the immune system and target the site of infection.  We believe that our Cloudbreak immunotherapy platform has broad potential applications across a wide spectrum of infectious diseases, including fungal, bacterial and viral infections.  We plan to select a lead Cloudbreak development candidate in 2016.

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

Research and development expenses

To date, our research and development expenses have related primarily to preclinical development of our CD101 product candidates and our Cloudbreak immunotherapy technology platform, as well as clinical development of CD101 IV. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and preclinical and clinical trial costs.  The Company accrues clinical trial expenses based on work performed which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events.

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;

CIDARA THERAPEUTICS, INC.

•	the duration of patient follow-up;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
CD101 IV	$7,753	$2,170	$-
CD101 topical	3,830	233	-
Cloudbreak immunotherapy platform	2,249	1,374	810
Cost of in-process research and development acquired	-	1,607	-
Personnel costs	6,752	1,305	-
Other research and development expenses	2,891	1,628	-
Total research and development expenses	$23,475	$8,317	$810

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

Other income (expense), net

Other income (expense) consists primarily of interest income and expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities and for our short-term investments. Interest expense has historically represented interest payable related to convertible notes payable and the amortization of debt issuance costs. We recorded periodic gains and losses from changes in fair value of convertible notes payable until their conversion into preferred stock in May 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Note 1 to our financial statements contained in our Annual Report on Form 10-K, as amended, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the year ended December 31, 2015.

CIDARA THERAPEUTICS, INC.

Clinical and Preclinical Trial Accruals

We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites, clinical research organizations (“CROs”) and for other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

Stock-based compensation

The Company accounts for stock-based compensation expense related to employee stock options, restricted stock grants, and employee stock purchase plan rights by estimating the fair value on the date of grant.  For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards, net of estimated forfeitures. The Company accounts for stock options granted to non-employees using the fair value approach. These option grants are subject to periodic revaluation over their vesting terms.

The Company estimates the fair value of stock option awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award, and (d) the expected dividend yield.  Due to the lack of an adequate history of a public market for the trading of our common stock and a lack of adequate company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded.  For these analyses, we have selected companies with comparable characteristics to ours, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards.  We compute the historical volatility data using the daily close prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards.  We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our common stock price becomes available.  We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option.  The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities.  See note 8 of the Notes to the Financial Statements for additional information.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
	2015	2014	Change
Research and development	$23,475	$6,710	16,765
Cost of in-process research and development acquired	-	1,607	(1,607)
General and administrative	8,838	3,306	5,532
Other income (expense), net	120	(271)	391

CIDARA THERAPEUTICS, INC.

Research and development expenses

Research and development expenses were $23.5 million for the year ended December 31, 2015 compared to $6.7 million for the year ended December 31, 2014.  Research and development activities have expanded compared to the same period in the prior year.  We acquired the intellectual property for CD101 in May 2014 and commenced development activities for two product candidates, CD101 IV and CD101 topical.  We conducted two Phase 1 clinical trials for CD101 IV in 2015 and continued preclinical development of CD101 topical in preparation for an IND filing.  In addition, we expanded early-stage research and preclinical development for our Cloudbreak program.  We began to hire employees in the third quarter of 2014 and headcount has increased to support the research and development activities associated with our programs.

In-process research and development

In May 2014, we entered into an asset purchase agreement with Seachaid Pharmaceuticals, or Seachaid, whereby we purchased the intellectual property for CD101.  In exchange for the intellectual property, we issued 703,092 shares of common stock to the shareholders of Seachaid with a fair value of $1.6 million, as consideration for the assets acquired.

General and administrative expenses

General and administrative expenses were $8.8 million for the year ended December 31, 2015 compared to $3.3 million for the year ended December 31, 2014. The increase in general and administrative expenses was primarily related to the expansion of our operating activities which required additional personnel.  In addition, we have incurred increased costs to operate as a publicly traded company, including insurance, audit and tax fees, and investor and public relations expenses.

Other Income (Expense)

Other income, net, for the year ended December 31, 2015 relates primarily to income generated from cash held in interest-bearing investments.  Other expense for the year ended December 31, 2014 related primarily to the change in fair value of convertible notes payable which were marked to their estimated fair values until their conversion into Series A convertible preferred stock in May 2014.  In addition, the convertible notes payable accrued interest at 8% while they were outstanding.

Comparison of the year ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
	2014	2013	Change
Research and development	$6,710	$810	5,900
Cost of in-process research and development acquired	$1,607	-	1,607
General and administrative	$3,306	272	3,034
Other expense, net	$(271)	(262)	(9)

Research and development expenses

Research and development expenses were $6.7 million for the year ended December 31, 2014 compared to $0.8 million for the year ended December 31, 2013.  Research and development activities have expanded compared to the same period in the prior year.  We acquired the intellectual property for CD101 in May 2014 and commenced development activities for two product candidates, CD101 IV and CD101 topical.  In addition, we expanded early-stage research and preclinical development for our Cloudbreak program.  We began to hire employees in the third quarter of 2014 and headcount increased to support the research and development activities associated with our programs.  We had no research and development employees during 2013.

CIDARA THERAPEUTICS, INC.

In-process research and development

In May 2014, we entered into an asset purchase agreement with Seachaid Pharmaceuticals, or Seachaid, whereby we purchased the intellectual property for CD101.  In exchange for the intellectual property, we issued 703,092 shares of common stock to the shareholders of Seachaid, with a fair value of $1.6 million, as consideration for the assets acquired.

General and administrative expenses

General and administrative expenses were $3.3 million for the year ended December 31, 2014 compared to $0.3 million for the year ended December 31, 2013. We began hiring our current workforce and transitioned from a company with no employees or facilities to one staffed with employees and a physical presence in San Diego, California during the second half of 2014.

Other Income (Expense)

Other expense during the years ended December 31, 2014 and 2013 related primarily to the change in fair value of convertible notes payable which were marked to their estimated fair values until their conversion into Series A convertible preferred stock in May 2014.  In addition, the convertible notes payable accrued interest at 8% while they were outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have received $151.0 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, and our initial public offering.

As of December 31, 2015, we had $62.6 million in cash and cash equivalents and $45.0 million in short-term investments. The following table shows a summary of our cash flows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$(25,959)	$(7,710)	$(1,048)
Investing activities	(46,088)	(991)	-
Financing activities	111,813	31,312	1,232
Net increase in cash and cash equivalents	$39,766	$22,611	$184

Operating activities

Net cash used in operating activities was $26.0 million for the year ended December 31, 2015 compared to $7.7 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively. The increase in net cash used in operating activities was attributable to a net loss of $32.2 million for the year ended December 31, 2015 compared to net losses of $11.9 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively. For all periods presented, the primary use of cash was to fund increased levels of research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.

Investing activities

For the year ended December 31, 2015, net cash used in investing activities related primarily to the net of purchases and maturities of short-term investments of $44.9 million.  We invest cash in excess of our immediate operating requirements with staggered investment duration or maturity to optimize our return on investment while satisfying our liquidity needs.  Net cash used for the purchase of property and equipment was $1.2 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively.

CIDARA THERAPEUTICS, INC.

Financing activities

Net cash provided by financing activities was $111.8 million for the year ended December 31, 2015 compared to $31.3 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2015, net proceeds from the sale of our Series B convertible preferred stock and our initial public offering were $41.9 million and $69.5 million, respectively.  During the year ended December 31, 2014, net proceeds from the sale of our Series A convertible preferred stock were $29.9 million.  Finally, proceeds from issuance of convertible notes were $0.9 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively.

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

The following is a summary of our long-term contractual obligations as of December 31, 2015 (in thousands):

2016	$704
2017	725
2018	747
Total minimum lease payments	$2,176

In August 2015, the Company entered into an amendment to its lease agreement for office space.  The lease amendment extended the term to December 31, 2018 and increased the space by approximately 11,000 square feet to a total of approximately 30,000 square feet.  Commencing October 1, 2015, the base monthly rent was adjusted to approximately $58,000.  The lease is subject to charges for common area maintenance and other costs and the base rent is subject to 3% annual increases every July.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

CIDARA THERAPEUTICS, INC.

interest rates. To minimize our exposure to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceeded 12 months.  If a 10% change in interest rates had occurred on December 31, 2015, this change would not have had a significant impact on the fair value of our investment portfolio as of that date.

CIDARA THERAPEUTICS, INC.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cidara Therapeutics, Inc.

We have audited the balance sheets of Cidara Therapeutics, Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cidara Therapeutics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 17, 2016

CIDARA THERAPEUTICS, INC.

Balance Sheets

	December 31, 2015	December 31, 2014
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$62,562	$22,796
Short-term investments	44,952	-
Prepaid expenses and other current assets	704	217
Total current assets	108,218	23,013
Property and equipment, net	1,684	863
Other assets	72	474
Total assets	$109,974	$24,350

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,095	$1,177
Accrued liabilities	1,415	1,622
Accrued compensation and benefits	1,464	414
Total current liabilities	5,974	3,213
Other long-term liabilities	88	34
Total liabilities	6,062	3,247
Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding at December 31, 2015; 127,214,000 shares authorized and 97,526,081 shares issued and outstanding at December 31, 2014	-	32,548
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding at December 31, 2015; no shares authorized, issued, or outstanding at December 31, 2014.	-	-
Common stock, $0.0001 par value; 200,000,000 and 185,000,000 shares authorized at December 31, 2015 and 2014, respectively; 13,942,520 and 13,786,285 shares issued and outstanding, respectively, at December 31, 2015; 1,494,506 and 1,132,738 shares issued and outstanding, respectively, at December 31, 2014	1	-
Additional paid-in capital	149,416	1,859
Accumulated other comprehensive loss	(8)	-
Accumulated deficit	(45,497)	(13,304)
Total stockholders' equity (deficit)	103,912	(11,445)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$109,974	$24,350

See accompanying notes.

CIDARA THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

	Years ended December 31,
(In thousands, except share and per share data)	2015	2014	2013
Operating expenses:
Research and development	$23,475	$6,710	$810
Cost of in-process research and development acquired	-	1,607	-
General and administrative	8,838	3,306	272
Total operating expenses	32,313	11,623	1,082
Loss from operations	(32,313)	(11,623)	(1,082)
Other income (expense):
Interest income (expense), net	120	(88)	(95)
Change in fair value of convertible notes payable	-	(183)	(167)
Total other income (expense)	120	(271)	(262)
Net loss	$(32,193)	$(11,894)	$(1,344)
Other comprehensive loss:
Unrealized loss on short-term investments	(8)	-	-
Comprehensive loss	$(32,201)	$(11,894)	$(1,344)
Basic and diluted net loss per share	$(3.25)	$(14.51)	$(4.15)
Shares used to compute basic and diluted net loss per share	9,920,382	819,868	323,689

See accompanying notes.

CIDARA THERAPEUTICS, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 31, 2012	-	$-	-	$-	385,825	$-	$1	$(66)	$-	$(65)
Modification of founders shares to add vesting restrictions	-	-	-	-	(118,110)	-	-	-	-	-
Vesting of restricted shares	-	-	-	-	98,837	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	11	-	-	11
Net loss	-	-	-	-	-	-	-	(1,344)	-	(1,344)
Balance, December 31, 2013	-	-	-	-	366,552	-	12	(1,410)	-	(1,398)
Issuance of Series A convertible preferred stock, net of issuance costs of $159	89,360,118	29,866	-	-	-	-	-	-	-	-
Issuance of Series A convertible preferred stock upon conversion of convertible notes payable	8,165,963	2,682	-	-	-	-	-	-	-	-
Issuance of common stock for in-process research and development	-	-	-	-	703,092	-	1,607	-	-	1,607
Vesting of restricted shares	-	-	-	-	61,913	-	5	-	-	5
Issuance of common stock for exercise of stock options	-	-	-	-	1,181	-	3	-	-	3
Stock-based compensation	-	-	-	-	-	-	232	-	-	232
Net loss	-	-	-	-	-	-	-	(11,894)	-	(11,894)
Balance, December 31, 2014	97,526,081	32,548	-	-	1,132,738	-	1,859	(13,304)	-	(11,445)
Issuance of Series B convertible preferred stock, net of issuance costs of $99	-	-	94,533,183	41,921	-	-	-	-	-	-
Conversion of Series A and Series B convertible preferred upon initial public offering	(97,526,081)	(32,548)	(94,533,183)	(41,921)	7,561,380	1	74,468	-	-	74,469
Public offering of common stock, net of issuance costs	-	-	-	-	4,800,000	-	69,271	-	-	69,271
Stock-based compensation	-	-	-	-	-	-	3,033	-	-	3,033
Issuance of common stock under employee stock purchase plan	-	-	-	-	19,164	-	225	-	-	225
Vesting of restricted shares	-	-	-	-	249,465	-	499	-	-	499
Issuance of common stock for exercise of stock options	-	-	-	-	23,538	-	61	-	-	61
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	-	-	-	-	(32,193)	-	(32,193)
Balance, December 31, 2015	-	$-	-	$-	13,786,285	$1	$149,416	$(45,497)	$(8)	$103,912

See accompanying notes.

CIDARA THERAPEUTICS, INC

Notes to Consolidated Financial Statements — Continued

Statements of Cash Flows

	Years ended December 31,
(In thousands)	2015	2014	2013
Operating activities:
Net loss	$(32,193)	$(11,894)	$(1,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461	179	-
Stock-based compensation	3,033	232	11
Non-cash interest expense	-	66	66
Amortization of discount or premium on short-term investments	(42)	-	-
Change in fair value of convertible notes payable	-	183	167
Amortization of debt issue costs	22	23	29
Deferred rent	54	34	-
Purchase of in-process research and development	-	1,607	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(487)	(204)	(13)
Accounts payable and accrued liabilities	2,143	1,746	36
Accrued compensation	1,050	414	-
Other assets	-	(96)	-
Net cash used in operating activities	(25,959)	(7,710)	(1,048)

Investing activities:
Purchases of short-term investments	(54,918)	-	-
Maturities of short-term investments	10,000	-	-
Purchases of property and equipment	(1,170)	(991)	-
Net cash used in investing activities	(46,088)	(991)	-

Financing activities:
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	-	29,866	-
Proceeds from issuance of Series B convertible preferred stock, net of offering costs	41,921	-	-
Proceeds from initial public offering, net of offering costs	69,505	-	-
Deferred initial public offering costs	-	(233)	-
Proceeds from exercise of stock options and employee stock purchase plan	387	749	-
Proceeds from issuance of convertible notes payable, net of offering costs	-	930	1,232
Net cash provided by financing activities	111,813	31,312	1,232
Net increase in cash and cash equivalents	39,766	22,611	184
Cash and cash equivalents at beginning of period	22,796	185	1
Cash and cash equivalents at end of period	$62,562	$22,796	$185

Non-cash investing activity:
Property and equipment acquired but not yet paid	$113	$51	$-
Non-cash financing activities:
Deferred initial public offering costs	$234	$146	$-
Conversion of Series A convertible preferred stock to common stock upon initial public offering	$32,548	$-	$-
Conversion of Series B convertible preferred stock to common stock upon initial public offering	$41,921	$-	$-
Vesting of early exercised stock options	$499	$-	$-
Conversion of convertible notes payable and accrued interest to Series A convertible preferred shares	$-	$2,682	$-

CIDARA THERAPEUTICS, INC

Notes to Consolidated Financial Statements — Continued

See accompanying notes.

CIDARA THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Basis of Presentation

The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operating activities since its inception. At December 31, 2015, the Company had an accumulated deficit of $45.5 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company plans to continue to fund its losses from operations and capital funding needs through debt and equity financing or through collaborations or partnerships with other companies. Debt or equity financing or collaborations and partnerships with other companies may not be available on a timely basis on terms acceptable to the Company, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

CIDARA THERAPEUTICS, INC

Notes to Consolidated Financial Statements — Continued

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

Property and Equipment— We carry our property and equipment at cost, which consists of lab equipment, computer equipment and software, office equipment, furniture and fixtures and leasehold improvements.  Property and equipment is depreciated using the straight-line method over the estimated useful lives (generally three to seven years).  Leasehold improvements are amortized over the lesser of their useful life or the remaining lease term, including any renewal periods that are deemed to be reasonably assured.  Repair and maintenance costs are expensed as incurred.

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

Patent Costs— The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the accompanying statements of operations.

Convertible Preferred Stock—The Company’s Series A preferred and Series B preferred were classified as temporary equity instead of stockholders’ equity (deficit) in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities as the stock was conditionally redeemable at the holder’s option upon certain change in control events that were outside the Company’s control, including the liquidation, sale, or transfer of control of the Company. All of the outstanding Series A Preferred and Series B Preferred was converted to common upon the IPO in April 2015.

Income Taxes—The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740, in reporting deferred income taxes. The ASC 740 requires a company to recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in the Company’s financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

CIDARA THERAPEUTICS, INC

Notes to Consolidated Financial Statements — Continued

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

Comprehensive Loss—Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. The Company’s only component of other comprehensive loss is unrealized gains (losses) on short-term marketable securities. Comprehensive gains (losses) have been reflected in the statements of operations and comprehensive loss and as a separate component of the statements of convertible preferred stock and stockholders’ equity (deficit) for all periods presented.

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

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, convertible notes payable, unvested restricted common stock subject to repurchase, and options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2015	2014
Convertible preferred stock	-	3,839,604
Common stock options issued and outstanding	1,437,583	709,136
Common stock subject to repurchase	156,235	361,768
Total	1,593,818	4,910,508

Fair Value of Financial Instruments— The Company follows authoritative guidance with respect to fair value reporting issued by the FASB for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, prepaid expenses, accounts payable, and accrued liabilities. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, prepaid expenses, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of marketable securities is based upon market prices quoted on the last day of the fiscal period or other observable market inputs.

CIDARA THERAPEUTICS, INC

Notes to Consolidated Financial Statements — Continued

Recently Issued Accounting Standards— During 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements—Going Concern.” The update requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The update is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The Company is currently assessing the impact that this standard will have on its financial statements.

During 2015, the FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which amends existing guidance to require companies to classify deferred tax assets and liabilities as noncurrent in the statement of financial position. The update is effective for annual periods beginning after December 15, 2016, and early adoption is permitted.  The update may be adopted on either a prospective or retrospective basis. The Company adopted ASU 2015-17 in the fourth quarter of 2015 on a retrospective basis.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

During 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact that this standard will have on its financial statements.

3. SHORT-TERM INVESTMENTS

The following table summarizes the available-for-sale securities held at December 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$20,000	$-	$-	$20,000
Commercial paper	24,960	-	(8)	$24,952
Total	$44,960	$-	$(8)	$44,952

All available-for-sale securities held at December 31, 2015 will mature in less than one year.

At December 31, 2014, the Company had no available-for-sale securities.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions, which reflect those that a market participant would use.

At December 31, 2015, the Company held certificates of deposit, which are valued at cost, and commercial paper, which is valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.

CIDARA THERAPEUTICS, INC

Notes to Consolidated Financial Statements — Continued

At December 31, 2015 and 2014, the Company held securities of a money market fund which invested in short-term U.S. Treasury securities, the prices of which were available from quoted prices in active markets.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
December 31, 2015
Assets:
Cash equivalents and money market funds	$12,353	$12,353	$-	$-
Certificates of deposit included in cash and cash equivalents	50,000	-	50,000	-
Certificates of deposit included in short-term investments	20,000	-	20,000	-
Commercial paper	24,952	-	24,952	-
Total assets at fair value	$107,305	$12,353	$94,952	$-
December 31, 2014
Assets:
Cash equivalents and money market funds	$20,769	$20,769	$-	$-
Total assets at fair value	$20,769	$20,769	$-	$-

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Laboratory equipment	$1,438	$687
Leasehold improvements	425	94
Computer hardware and software	242	210
Office equipment	111	42
Furniture and fixtures	105	9
	2,321	1,042
Less accumulated depreciation and amortization	(637)	(179)
Total	$1,684	$863

Depreciation and amortization of property and equipment of $461,000 and $179,000 was recorded for the years ended December 31, 2015 and 2014, respectively.

6. DEBT

2013 Convertible Notes Payable

During 2013, the Company issued convertible notes (the 2013 Notes) to a major shareholder of the Company, 5AM Ventures, for an aggregate of $1,250,000. The 2013 Notes bore interest at 8%, which compounded annually. The 2013 Notes were convertible into preferred shares of the Company’s equity securities at a 15% discount to the sales price of the equity securities sold at the next financing or a series of related transactions yielding gross proceeds to the Company of at least $13,750,000 (defined as a Qualified Financing). The 2013 Notes were to mature on the earlier of a Qualified Financing, a change in control, or February 8, 2014, or such later date as provided for by the written consent of the note holders. In January 2014, the holders of the 2013 Notes executed a written consent to extend the maturity date of the 2013 Notes to July 30, 2014.

CIDARA THERAPEUTICS, INC

Notes to Consolidated Financial Statements — Continued

2014 Convertible Notes Payable

In January and February 2014, the Company issued convertible notes (the 2014 Notes) to 5AM Ventures and certain non-affiliated investors for $500,000 and $450,000, respectively. The 2014 Notes bore interest at 8%, which compounded annually. The 2014 Notes were convertible into preferred shares of the Company’s equity securities at a 15% discount to the sales price of the equity securities sold in a Qualified Financing. The 2014 Notes were to mature on the earlier of a Qualified Financing, a change in control, or July 30, 2014, or such later date as provided for by the written consent of the note holders

On May 30, 2014, the outstanding principal balance of both the 2013 Notes and the 2014 Notes plus all accrued interest thereon converted into 321,492 shares of Series A Preferred, which were converted to common stock upon the Company’s IPO in April, 2015.

7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company has 10,000,000 shares of preferred stock authorized at December 31, 2015. The Company had no shares of preferred stock issued or outstanding at December 31, 2015.

Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding.

Common Stock—The Company had 200,000,000 shares of common stock authorized as of December 31, 2015. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.

8. EQUITY INCENTIVE PLANS

2015 Equity Incentive Plan

In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Equity Incentive Plan (“2015 EIP”).  Under the 2015 EIP, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards to individuals who are employees, officers, directors, or consultants of the Company.  A total of 1,829,020 shares of common stock were reserved for issuance under the 2015 EIP.  The number of shares of stock available for issuance under the 2015 EIP will be automatically increased each January 1, beginning on January 1, 2016, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number as determined by the Company’s board of directors.

Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2015 EIP. Stock options granted by the Company generally vest over a three- or four-year year period. Certain stock options are subject to acceleration of vesting in the event of certain change of control transactions. The stock options may be granted for a term of up to ten years from the date of grant. The exercise price for stock options granted under the 2015 EIP must be at a price no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided that for an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of

CIDARA THERAPEUTICS, INC

Notes to Consolidated Financial Statements — Continued

the estimated value on the date of grant. As of December 31, 2015, the Company had 1,788,396 shares available for future issuance to employees, nonemployee directors, and consultants of the Company under the 2015 EIP.

2015 Employee Stock Purchase Plan

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

The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period.  An employee’s payroll deductions under the under the ESPP are limited to 15% of the employee’s eligible compensation.  During the year ended December 31, 2015, 19,164 shares were issued pursuant to the ESPP.

Restricted Stock

The Company permits early exercise of certain stock options.  Any unvested shares are restricted and subject to repurchase by the Company until the conditions for vesting are met.  At December 31, 2015 and 2014, the liabilities for the cash received from the early exercise of stock options were $341,000 and $736,000, respectively, and were classified in accrued liabilities on the balance sheet. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms outlined in the stock option agreements which, generally, is 4 years. At December 31, 2015, 156,235 unvested shares were subject to repurchase by the Company.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value
Outstanding at December 31, 2014	709,136	$2.29	9.73	$2,522
Options granted	899,728	8.56
Options exercised	(67,468)	2.40
Options canceled	(103,813)	2.58
Outstanding at December 31, 2015	1,437,583	$6.19	8.94	$15,774
Vested and expected to vest at December 31, 2015	1,437,583	$6.19	8.94	$15,774
Vested at December 31, 2015	809,879	$2.82	8.38	$11,615
Exercisable at December 31, 2015	1,114,318	$5.19	8.98	$13,342

CIDARA THERAPEUTICS, INC

Notes to Consolidated Financial Statements — Continued

The following table summarizes the Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted to employees under our equity incentive plans and the shares purchasable under our 2015 ESPP during the periods presented:

	For the years ended December 31,
	2015	2014
2015 EIP
Risk-free interest rate	1.53% - 1.91%	0.04% - 1.98%
Expected dividend yield	0%	0%
Expected volatility	78% - 80%	71% - 78%
Expected term (years)	5.00 - 6.08	5.00 - 6.08
2015 ESPP
Risk-free interest rate	0.35% - 0.94%	-
Expected dividend yield	0%	-
Expected volatility	65% - 101%	-
Expected term (years)	0.50 - 2.00	-

Stock-based compensation expense recognized for stock options and the ESPP has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2015	2014
Research and development	$1,586	$108
General and administrative	1,447	124
Total	$3,033	$232

The weighted-average grant date fair value of stock options granted to employees during the year ended December 31, 2015 was $5.81 per share. The total grant date fair value of stock options that vested during the year ended December 31, 2015 was $2.2 million. As of December 31, 2015, total unrecognized share-based compensation expense related to unvested employee stock options of the Company was approximately $4.7 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

As of December 31, 2015, total unrecognized compensation expense related to the Company’s ESPP was approximately $0.5 million.  This unrecognized compensation cost is expected to be recognized over approximately 1.9 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	Years ended December 31,
	2015	2014
Conversion of Series A preferred	-	3,839,604
Stock options issued and outstanding	1,437,583	709,136
Authorized for future stock awards	1,788,396	12,062
Awards available under the ESPP	226,004	-
Total	3,451,983	4,560,802

CIDARA THERAPEUTICS, INC

Notes to Consolidated Financial Statements — Continued

9. INCOME TAXES

The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The following table provides a reconciliation between income taxes computed at the federal statutory rate of 34% and the provision for income taxes (in thousands):

	Years Ended December 31,
	2015	2014	2013
Federal income taxes at 34%	$(10,946)	$(4,044)	$(457)
State income tax, net of federal benefit	(1,821)	(672)	(62)
Tax effect on nondeductible expenses	341	132	80
Research credits	(676)	(265)	(18)
Change in valuation allowance	13,084	4,849	457
Other	18	-	-
Income tax expense	$-	$-	$-

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Deferred tax assets:
Net operating losses	$15,646	$4,187	$433
Research credits	987	283	-
Intangibles	590	635	-
Other	1,231	226	49
Total deferred tax assets	18,454	5,331	482
Less valuation allowance	(18,454)	(5,331)	(482)
Income tax expense	$-	$-	$-

At December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $39.3 million and $39.4 million, respectively. The federal and state loss carryforwards begin to expire in 2033, unless previously utilized. The Company also has federal and state research and development credit carryforwards totaling $1.0 million and $0.5 million, respectively. The federal research and development credit carryforwards begin to expire in 2033, unless previously utilized. The state research and development credit carryforwards begin to expire in 2028.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence, including a history of operating losses, management has determined that it is more likely than not that the net deferred tax assets will not be realized. A valuation allowance of $18.5 million and $5.3 million as of December 31, 2015 and 2014, respectively, has been established to offset the deferred tax assets as realization of such assets is uncertain.

Future utilization of the Company’s net operating loss and research and development credits carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383, as a result of ownership changes that may have occurred or that could occur in the future. An ownership change occurs when a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized.  At December 31, 2015 and 2014, the unrecognized tax benefits recorded were approximately $356,000 and $108,000, respectively.  Approximately $318,000 and $94,000 of the unrecognized

CIDARA THERAPEUTICS, INC

Notes to Consolidated Financial Statements — Continued

tax benefits for the years ended December 31, 2015 and 2014, respectively, would reduce our annual effective tax rates, if recognized, subject to the valuation allowances.  The Company does not anticipate a significant change in the unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2015, 2014 and 2013 is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance as of the beginning of the year	$108	$6	$-
Increases related to current year tax positions	248	102	6
Balance as of the end of the year	$356	$108	$6

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the United States and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years from inception in 2012 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized interest or penalties since inception.

10. COMMITMENTS AND CONTINGENCIES

Litigation—From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company at December 31, 2015 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

Lease Obligations—In June 2014, the Company entered into an operating lease agreement for laboratory and office space in San Diego, California. Amendments for additional space were entered into in February 2015, March 2015 and August 2015.  The lease expires in December 2018 with options for two individual two-year extensions. The lease is subject to charges for common area maintenance and other costs, and base rent is subject to 3% annual increases every July. Rent expense is being recorded on a straight-line basis over the life of the lease.

Future minimum payments required under the lease as of December 31, 2015 are summarized as follows (in thousands):

2016	$704
2017	725
2018	747
Total minimum lease payments	$2,176

Rent expense was $581,000 and $182,000 for the years ended December 31, 2015 and 2014, respectively.

Contractual Obligations—The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on or within 30 days of notice.

CIDARA THERAPEUTICS, INC

Notes to Consolidated Financial Statements — Continued

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Operating expenses	$6,732	$6,446	$9,207	$9,928
Other income (expense)	(5)	32	33	60
Net loss	(6,737)	(6,414)	(9,174)	(9,868)
Basic and diluted net loss per share	$(5.92)	$(0.59)	$(0.67)	$(0.72)
Shares used to compute basic and diluted net loss per share	1,138,911	10,957,150	13,674,568	13,731,519

2014
Operating expenses	$559	$3,095	$3,320	$4,649
Other income (expense)	(148)	(124)	1	-
Net loss	(707)	(3,219)	(3,319)	(4,649)
Basic and diluted net loss per share	$(1.81)	$(5.04)	$(2.98)	$(4.13)
Shares used to compute basic and diluted net loss per share	389,839	638,272	1,113,439	1,126,707

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting.

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 16, 2016, our compensation committee approved an amended and restated bonus plan, which became effective on January 1, 2016, and our board of directors, upon recommendation of our compensation committee, approved the elements of the bonus plan applicable to our chief executive officer.  All of our employees, including our named executives, are eligible to participate in the bonus plan. The target bonus percentages that Jeffrey Stein, Ph.D., our President and Chief Executive Officer, Dirk Thye, M.D., our Chief Medical Officer, Kevin Forrest, Ph.D., our Chief Financial Officer and Chief Operating Officer, and Kenneth Bartizal, Ph.D., our Chief Development Officer, are eligible for under the bonus plan are initially 50%, 35%, 35% and 35% of their base salary, respectively. Dr. Stein’s bonus award is weighted 100% for our achievement of corporate goals to be established by the compensation committee. The bonus awards for Drs. Thye, Forrest and Bartizal are weighted 80% for our achievement of corporate goals and 20% for achievement of individual goals, to be approved by our chief executive officer. For our executive officers, including our named executive officers, the actual bonus award for any year, if any, may be more or less than the applicable target, depending primarily on the compensation committee’s determination of an award multiplier for the corporate goal component and the executive’s individual performance with respect to such corporate goals. Payments under the bonus plan may be made in cash, through the issuance of stock, stock options or another form of equity award, or by a combination thereof. The compensation committee has the right to terminate or change the plan at any time and for any reason.

Also on March 16, 2016, our board of directors, based on the recommendation of our compensation committee, approved an increase in the annual base salary for Dr. Stein to $430,000, and our compensation committee approved increases in the annual base salaries for Dr. Thye to $385,000, for Dr. Forrest to $310,000 and for Dr. Bartizal to $325,000. These increased annual base salaries are effective as of January 1, 2016.

Prior to the increases in annual base salary, our executive officers’ annual base salaries approximated the 10th percentile of our peer group.  Our compensation philosophy is to approximate the 50th percentile of our peer group as identified by our outside compensation consultant and approved by the Compensation Committee of the Board of Directors. The new annual base salaries approximate the 25th to 50th percentile, which is more closely aligned with our compensation philosophy.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2015, and is incorporated herein by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.cidara.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.  The information contained on, or that can be accessed through, our website is not part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only

Item 11. Executive Compensation.

The information required by this item will be set forth in the section headed “Executive and Director Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under the headings “Equity Benefit Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive and Director Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the section headed “Certain Relationships and Related Party Transactions” in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in the section headed “Principal Accountant Fees and Services” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements—We have filed the following documents as part of this Annual Report:

2.	Financial Statement Schedules—All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.
3.	Exhibits—For a list of exhibits filed with this Annual Report, refer to the exhibit index following the signature page on this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: March 17, 2016	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Stein, Ph.D. and Kevin Forrest, Ph.D., and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Stein, Ph.D.	President and Chief Executive Officer	March 17, 2016
Jeffrey Stein, Ph.D.	(Principal Executive Officer)

/s/ Kevin Forrest, Ph.D.	Chief Operating Officer and Chief Financial Officer	March 17, 2016
Kevin Forrest, Ph.D.	(Principal Financial Officer)

/s/ Marc J.S. Wilson	Vice President, Finance and Accounting	March 17, 2016
Marc J.S. Wilson	(Principal Accounting Officer)

/s/ Scott M. Rocklage, Ph.D	Chairman of the Board of Directors	March 17, 2016
Scott M. Rocklage, Ph.D

/s/ Daniel D. Burgess	Member of the Board of Directors	March 17, 2016
Daniel D. Burgess

/s/ Timothy R. Franson, M.D.	Member of the Board of Directors	March 17, 2016
Timothy R. Franson, M.D.

/s/ Robert J. Perez	Member of the Board of Directors	March 17, 2016
Robert J. Perez

/s/ Theodore R. Schroeder	Member of the Board of Directors	March 17, 2016
Theodore R. Schroeder

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.
4.1(2)	Form of Common stock Certificate of the Registrant.
4.2(2)	Second Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated February 10, 2015.
4.3(2)	Warrant to Purchase Stock issued to Comerica Bank, dated December 29, 2014.
10.1+(2)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.
10.2+(3)	2015 Equity Incentive Plan and Form of Grant Notice, Stock Option Agreement and Notice of Exercise thereunder.
10.3+(2)	2015 Employee Stock Purchase Plan.
10.4+(2)	2013 Stock Option and Grant Plan and Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder, as amended.
10.5+(2)	Amended and Restated Employment Letter Agreement by and between the Registrant and Jeffrey Stein, Ph.D., dated July 12, 2014.
10.6+(2)	Amended and Restated Employment Letter Agreement by and between the Registrant and Kevin Forrest, Ph.D., dated July 18, 2014.
10.7+(2)	Employment Letter Agreement by and between the Registrant and Ken Bartizal, Ph.D., dated June 26, 2014.
10.8+(2)	Employment Letter Agreement by and between the Registrant and Paul Daruwala, dated December 17, 2014.
10.9+(2)	Employment Letter Agreement by and between the Registrant and Dirk Thye, M.D., dated July 15, 2014.
10.10(2)	Loan and Security Agreement by and between Registrant and Comerica Bank, dated December 29, 2014.
10.11(2)	Asset Purchase Agreement by and between Registrant and Seachaid Pharmaceuticals, Inc., dated May 30, 2014.
10.12(2)	Addendum to Asset Purchase Agreement by and between Registrant and Seachaid Pharmaceuticals, Inc. dated September 23, 2014 and deemed effective as of May 30, 2014.
10.13(2)	Standard Industrial/Commercial Multi-Tenant Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated June 9, 2014.
10.14(2)	First Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated June 9, 2014.
10.15(2)	Second Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated February 15, 2015.
10.16+*	Cidara Therapeutics, Inc. Bonus Plan.
10.17(4)	Third Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated July 1, 2015.
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-203434), filed on April 15, 2015.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on November 16, 2015.
+	Indicates management contract or compensatory plan.
*	Filed herewith.