Form 10-Q
period 2016-03-31
Cidara Therapeutics, Inc.
filed 2016-05-12
CIK 1610618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of April 30, 2016, the registrant had 13,854,792 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIDARA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
(In thousands, except share and par value amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,704	$62,562
Short-term investments	44,954	44,952
Prepaid expenses and other current assets	859	704
Total current assets	97,517	108,218
Property and equipment, net	1,634	1,684
Other assets	72	72
Total assets	$99,223	$109,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,266	$3,095
Accrued liabilities	1,545	1,415
Accrued compensation and benefits	1,245	1,464
Total current liabilities	4,056	5,974
Other long-term liabilities	89	88
Total liabilities	4,145	6,062
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; 13,960,501 and 13,839,792 shares issued and outstanding, respectively, at March 31, 2016; 13,942,520 and 13,786,285 shares issued and outstanding, respectively, at December 31, 2015	1	1
Additional paid-in capital	150,365	149,416
Accumulated other comprehensive loss	(2)	(8)
Accumulated deficit	(55,286)	(45,497)
Total stockholders' equity	95,078	103,912
Total liabilities and stockholders' equity	$99,223	$109,974

See accompanying notes.

CIDARA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2016	2015
Operating expenses:
Research and development	$7,189	$4,935
General and administrative	2,696	1,797
Total operating expenses	9,885	6,732
Loss from operations	(9,885)	(6,732)
Other income (expense):
Interest income (expense), net	96	(5)
Total other income (expense)	96	(5)
Net loss	$(9,789)	$(6,737)
Other comprehensive income:
Unrealized gain on short-term investments	6	-
Comprehensive loss	$(9,783)	$(6,737)
Basic and diluted net loss per share	$(0.71)	$(5.92)
Shares used to compute basic and diluted net loss per share	13,807,825	1,138,911

See accompanying notes.

CIDARA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(In thousands)	2016	2015
Operating activities:
Net loss	$(9,789)	$(6,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179	91
Stock-based compensation	833	639
Amortization of discount or premium on short-term investments	(37)	-
Amortization of debt issue costs	-	6
Deferred rent	1	(4)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(155)	(44)
Accounts payable and accrued liabilities	(1,699)	38
Accrued compensation	(219)	(41)
Net cash used in operating activities	(10,886)	(6,052)

Investing activities:
Purchases of short-term investments	(9,959)	-
Maturities of short-term investments	10,000	-
Purchases of property and equipment	(54)	(31)
Net cash used in investing activities	(13)	(31)

Financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of offering costs	-	41,921
Deferred initial public offering costs	-	(626)
Proceeds from exercise of stock options	41	116
Net cash provided by financing activities	41	41,411
Net increase (decrease) in cash and cash equivalents	(10,858)	35,328
Cash and cash equivalents at beginning of period	62,562	22,796
Cash and cash equivalents at end of period	$51,704	$58,124

Non-cash investing activity:
Property and equipment acquired but not yet paid	$74	$22
Non-cash financing activities:
Deferred initial public offering costs incurred but not yet paid	$-	$490
Vesting of early exercised stock options	$75	$-

See accompanying notes.

CIDARA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2016, the Company formed a wholly-owned subsidiary, Cidara Therapeutics UK Limited, in England for the purpose of developing its product candidates in Europe.

Basis of Presentation

The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operating activities since its inception. At March 31, 2016, the Company had an accumulated deficit of $55.3 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company plans to continue to fund its losses from operations and capital funding needs through debt and equity financing or through collaborations or partnerships with other companies. Debt or equity financing or collaborations and partnerships with other companies may not be available on a timely basis on terms acceptable to the Company, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Unaudited Interim Financial Data—The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2016 and 2015.

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s financial statements relate to estimating the fair value of the Company’s common shares used to account for share-based compensation and certain accruals, including those related to preclinical and clinical activities. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Patent Costs—The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Income Taxes—The Company follows FASB ASC 740 Income Taxes, or ASC 740, in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax liabilities and assets for expected future income tax consequences of events that have been recognized in the Company’s financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Comprehensive Loss—Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. The Company’s only component of other comprehensive loss is unrealized gains (losses) on short-term marketable securities. Comprehensive gains (losses) have been reflected in the condensed consolidated statements of operations and comprehensive loss for all periods presented.

Stock-based Compensation—The Company accounts for stock-based compensation expense related to employee stock options, restricted stock grants, and employee stock purchase plan rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model.  For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards, net of estimated forfeitures. The Company accounts for stock options granted to non-employees using the fair value approach. These option grants are subject to periodic revaluation over their vesting terms.

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, unvested restricted common stock subject to repurchase, and options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	March 31,
	2016	2015
Convertible preferred stock	-	7,561,380
Common stock options issued and outstanding	2,059,628	1,416,779
Common stock subject to repurchase	120,709	395,087
Total	2,180,337	9,373,246

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

Recently Issued Accounting Standards—During 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact that this standard will have on its financial statements.

During 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently assessing the impact that this standard will have on its financial statements.

3. SHORT-TERM INVESTMENTS

The following table summarizes the available-for-sale securities held at March 31, 2016 and December 31, 2015 (in thousands):

As of March 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$20,000	$-	$-	$20,000
Commercial paper	24,956	2	(4)	$24,954
Total	$44,956	$2	$(4)	$44,954

As of December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$20,000	$-	$-	$20,000
Commercial paper	24,960	-	(8)	$24,952
Total	$44,960	$-	$(8)	$44,952

All available-for-sale securities held at March 31, 2016 and December 31, 2015 will mature in less than one year.

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

The carrying amounts of the Company’s financial instruments, including accounts payable, and accrued liabilities, approximate fair value due to their short maturities.  At March 31, 2016 and December 31, 2015, the Company held certificates of deposit, which are valued at cost, and commercial paper, which is valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
March 31, 2016
Assets:
Cash equivalents and money market funds	$3,941	$3,941	$-	$-
Certificates of deposit included in cash and cash equivalents	47,000	-	47,000	-
Certificates of deposit included in short-term investments	20,000	-	20,000	-
Commercial paper	24,954	-	24,954	-
Total assets at fair value	$95,895	$3,941	$91,954	$-
December 31, 2015
Assets:
Cash equivalents and money market funds	$12,353	$12,353	$-	$-
Certificates of deposit included in cash and cash equivalents	50,000	-	50,000	-
Certificates of deposit included in short-term investments	20,000	-	20,000	-
Commercial paper	24,952	-	24,952	-
Total assets at fair value	$107,305	$12,353	$94,952	$-

5. STOCKHOLDERS’ EQUITY

On February 10, 2015, the Company sold 94,533,183 shares of Series B convertible preferred stock, or Series B preferred, for $42.0 million.

On April 2, 2015, the Company’s board of directors and stockholders approved a 1-for-25.4 reverse stock split of its outstanding common stock.  The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

On April 20, 2015, the Company completed its initial public offering, or IPO, whereby the Company sold 4,800,000 shares of common stock at a price of $16.00 per share.  Proceeds from the IPO were approximately $69.3 million, net of underwriting discounts and commissions and offering costs.  In connection with the IPO, the outstanding shares of the Company’s Series A convertible preferred stock, or Series A preferred, and Series B preferred automatically converted into 7,561,380 shares of common stock.

6. STOCK INCENTIVE PLANS

2015 Equity Incentive Plan

In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Equity Incentive Plan, or the 2015 EIP.  Under the 2015 EIP, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards to individuals who are employees, officers, directors, or consultants of the Company.

Employee Stock Purchase Plan

In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Employee Stock Purchase Plan, or the ESPP.  The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period.  An employee’s payroll deductions under the under the ESPP are limited to 15% of the employee’s eligible compensation.

Restricted Stock

The Company permits early exercise of certain stock options.  Any unvested shares are restricted and subject to repurchase by the Company until the conditions for vesting are met.  At March 31, 2016 and December 31, 2015, the liabilities for the cash received from the early exercise of stock options were $266,000 and $341,000, respectively, and were classified in accrued liabilities on the balance sheet. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms outlined in the stock option agreements which are generally 4 years. At March 31, 2016, 120,709 unvested shares were subject to repurchase by the Company.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,437,583	$6.19
Options granted	640,025	9.99
Options exercised	(17,980)	2.29
Outstanding at March 31, 2016	2,059,628	7.40	9.15	$11,210
Vested and expected to vest at March 31, 2016	2,059,628	7.40	9.15	$11,210
Exercisable at March 31, 2016	1,133,444	$5.30	8.73	$8,419

Stock-based compensation expense recognized for restricted shares, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three months ended March 31,
	2016	2015
Research and development	$356	$442
General and administrative	477	197
Total	$833	$639

The weighted-average grant date fair value of employee stock options granted by the Company during the three months ended March 31, 2016 was $6.86 per share. The total grant date fair value of employee stock options that vested during the three months ended March 31, 2016 was $0.6 million. As of March 31, 2016, total unrecognized share-based compensation expense related to unvested employee stock options of the Company was approximately $8.4 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

As of March 31, 2016, total unrecognized compensation expense related to the Company’s ESPP was approximately $0.4 million.  This unrecognized compensation cost is expected to be recognized over approximately 1.7 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	March 31, 2016	December 31, 2015
Stock options issued and outstanding	2,059,628	1,437,583
Authorized for future stock awards or option grants	1,706,071	1,788,396
Authorized for future issuance under employee stock purchase plan	365,429	226,004
Total	4,131,128	3,451,983

7. COMMITMENTS AND CONTINGENCIES

Litigation—From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of March 31, 2016 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

Lease Obligations—In June 2014, the Company entered into an operating lease agreement for laboratory and office space in San Diego, California. Amendments for additional space were entered into in February 2015, March 2015, and August 2015.  The lease expires in December 2018 with two individual two-year extensions. The lease is subject to charges for common area maintenance and other costs. Rent expense is being recorded on a straight-line basis over the life of the lease. Future minimum payments required under the lease as of March 31, 2016 for the years ended December 31 are as follows (in thousands):

2016	530
2017	725
2018	747
Total minimum lease payments	$2,002

Rent expense was $179,000 and $104,000 for the three months ended March 31, 2016 and 2015, respectively.

Contractual Obligations—The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or within 30 days of notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 18, 2016.  Unless the context requires otherwise, references in this Quarterly Report to “we,” “us,” and “our” refer to Cidara Therapeutics, Inc.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment of diseases that are inadequately addressed by current standard of care therapies. We are developing a balanced pipeline of product and development candidates, with an initial focus on serious fungal infections. Our lead clinical candidates are echinocandins, a proven class of antifungals. Our initial product portfolio comprises two formulations of our novel echinocandin, CD101. CD101 IV is being developed as a once-weekly high exposure therapy for the treatment and prevention of serious, invasive fungal infections. CD101 topical is being developed for the treatment of vulvovaginal candidiasis, or VVC, and recurrent VVC, or RVVC, a prevalent mucosal infection. In addition, we have developed a proprietary immunotherapy technology platform, CloudbreakTM, which we use to create compounds designed to direct a patient’s immune cells to attack and eliminate pathogens that cause infectious disease

CD101 IV

In January 2016, we obtained data from our multiple ascending dose Phase 1 clinical trial. This was a Phase 1, randomized, double-blind, placebo-controlled, dose-escalation study to determine the safety, tolerability, and pharmacokinetics of multiple intravenous doses of CD101 in healthy subjects. Results demonstrated that CD101 IV was well tolerated in all dose cohorts after multiple doses of 100 mg, 200 mg, and 400 mg in up to three weeks of dosing. CD101 IV exhibited a pharmacokinetic profile consistent with preclinical data and supportive of high exposure, once-weekly dosing. We conducted an End-of-Phase 1 meeting with the Food and Drug Administration, or FDA, and the results of our Phase 1 program support initiation of our Phase 2 clinical trial in Candidemia, the STRIVE study. We plan to enroll at least 90 patients with Candida bloodstream infections and expect results from this trial in the second half of 2017.

We plan to conduct a single randomized, double-blind, comparative Phase 3 pivotal clinical trial. Based on our interactions with the FDA to date, this Phase 3 trial, supported by data from our Phase 1 clinical program and our planned Phase 2 clinical trials in candidemia and invasive candidiasis, could suffice for approval of CD101 IV for the indications of candidemia and invasive candidiasis. A total safety database of at least 300 patients will be required, and possibly more if safety concerns are noted in the course of development. We plan to perform additional clinical research with CD101 IV in other populations with high unmet need.

CD101 Topical

We filed our Initial New Drug, or IND, application for CD101 topical in April 2016.  We are planning to initiate a Phase 2 multi-site clinical trial, the RADIANT study, in mid-2016 to investigate the safety, tolerability, and initial efficacy of CD101 topical in women with VVC.  We expect results from this trial in mid-2017.

The results of our Phase 2 clinical trial will inform the design of our Phase 3 program which we plan to present to the FDA prior to commencing our registration studies.

Cloudbreak Immunotherapy Platform

We continue to advance our Cloudbreak immunotherapy platform which we believe has broad potential applications across a wide spectrum of infectious diseases, including fungal, bacterial and viral infections.  We plan to select a lead Cloudbreak development candidate in 2016.

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	For the three months ended March 31,
	2016	2015
CD101 IV	$2,170	$1,945
CD101 topical	1,164	587
Cloudbreak immunotherapy platform	600	404
Personnel costs	2,486	1,223
Other research and development expenses	769	776
Total research and development expenses	$7,189	$4,935

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015	Change
Research and development	$7,189	$4,935	$2,254
General and administrative	2,696	1,797	899
Other income (expense), net	96	(5)	101

Research and development expenses

Research and development expenses were $7.2 million for the three months ended March 31, 2016 compared to $4.9 million for the three months ended March 31, 2015.  Expenses for our CD101 product candidates continued to increase as we prepared for the initiation of our Phase 2 clinical trials for CD101 IV and CD101 topical.  In addition, we continued our preclinical development activities on our Cloudbreak platform.  Personnel costs were greater than they were in the comparable quarter in the prior year (increased by $1.1 million) due to increases in headcount to support these activities.

General and administrative expenses

General and administrative expenses were $2.7 million for the three months ended March 31, 2016 compared to $1.8 million for the three months ended March 31, 2015. The increase in general and administrative expenses was primarily related to personnel costs (increased by $0.5 million), with share-based compensation costs accounting for more than half of the increase.  In addition, we have incurred increased costs to operate as a publicly traded company, including insurance, professional fees, and investor and public relations expenses.

Other Income (Expense)

Other income, net, during the three month period ended March 31, 2016 relates primarily to income generated from cash held in interest-bearing investments.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have received $151.0 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, and our initial public offering.

As of March 31, 2016, we had $51.7 million in cash and cash equivalents. The following table shows a summary of our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(10,886)	$(6,052)
Investing activities	(13)	(31)
Financing activities	41	41,411
Net increase (decrease) in cash and cash equivalents	$(10,858)	$35,328

Operating activities

Net cash used in operating activities was $10.9 million for the three months ended March 31, 2016 compared to $6.1 million for the three months ended March 31, 2015. The increase in net cash used in operating activities was attributable in part to a net loss of $9.8 million for the three months ended March 31, 2016 compared to a net loss of $6.7 million for the three months ended March 31, 2015. For all periods presented, the primary use of cash was to fund increased levels of research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.

Investing activities

For the three months ended March 31, 2016, we purchased approximately $10.0 million of short-term investments and received proceeds of $10.0 million from the maturity of short-term investments.

Financing activities

Cash provided by financing activities during the three months ended March 31, 2016 consisted of cash received from the exercise of stock options.  During the three months ended March 31, 2015, net proceeds from the sale of our Series B convertible preferred stock were $41.9 million.  This cash inflow was partially offset by $0.6 million in deferred IPO costs incurred during the quarter as we pursued our IPO.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

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

The market risk inherent in our financial instruments and in our financial position is the potential loss arising from adverse changes in interest rates. As of March 31, 2016, we had cash and cash equivalents of $51.7 million and short-term investments totaling $45.0 million.  We generally hold our cash in checking and savings accounts and invest excess capital in money market funds, certificates of deposit, corporate debt, and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize our exposure to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months.  If a 10% change in interest rates had occurred on March 31, 2016, this change would not have had a significant impact on the fair value of our investment portfolio as of that date.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of March 31, 2016, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in our Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investment.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Drug Discovery, Development and Commercialization

*We are very early in our development efforts, which may not be successful.

We have completed a Phase 1 clinical trial of CD101 IV and are planning to initiate two Phase 2 clinical trials for CD101 IV and CD101 topical in 2016. Because of the early stage of our development efforts, we are still in the process of determining the clinical development path for our current and future product candidates. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The success of CD101 IV, CD101 topical, and any other product candidates we may develop will depend on many factors, including the following:

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
•

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

*We may not be successful in our efforts to use and expand our Cloudbreak immunotherapy platform to build a pipeline of product candidates.

A key element of our strategy is to use and expand our Cloudbreak immunotherapy platform to build a pipeline of development candidates and progress these through clinical development for the treatment of a wide variety of infectious diseases, including fungal, bacterial and viral infections.  Even if we are successful in continuing to build our pipeline, the potential development candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and eventually commercialize products, we will face difficulty in obtaining product revenues in future periods, which could result in significant harm to our financial position and adversely affect our share price.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

*For CD101 IV, we may not be eligible for and may not be able to obtain, breakthrough therapy designation or accelerated approval from the FDA. For CD101 topical, we may not be eligible for and may not be able to obtain, fast track, breakthrough therapy, or orphan drug designations or accelerated approval from the FDA.  For any Cloudbreak development candidates and may not be able to obtain, QIDP, fast track, breakthrough therapy or orphan drug designations or accelerated approval from the FDA.

There are a number of incentive programs that the FDA administers to facilitate development of drugs in areas of unmet medical need. We have limited human safety and pharmacokinetic data on CD101 IV, and no human clinical data on any of our other product candidates.  CD101 IV received the designation as a QIDP, Fast Track product, and is designated as an Orphan Drug. CD101 topical received the QIDP designation. Our product candidates may not qualify for additional incentive programs under any of the FDA’s existing or future programs to expedite drug development in areas of unmet medical need. Without access to such benefits, we may require more time, larger trials and incur greater expense in the development of our product candidates.

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

Since our inception, we have incurred significant operating losses. Our net loss was $9.8 million and $6.7 million for three month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $55.3 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, convertible notes, and our initial public offering of our common stock. We have devoted substantially all of our financial resources and efforts to research and development. We initiated our first clinical trial for CD101 IV in July 2015, and plan to initiate the first clinical trial for CD101 topical in mid-2016.  We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through March 31, 2016, our operations have been financed primarily by gross proceeds of approximately $151.0 million from the issuance of convertible debt securities, the sale of shares of convertible preferred stock, and the sale of shares of our common stock in our IPO. As of March 31, 2016, we had cash, cash equivalents, and short-term investments of $96.7 million. We expect that our existing cash, cash equivalents and marketable securities and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 13,854,792 shares of common stock outstanding as of April 30, 2016.  We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

Our management will have broad discretion in the application of the working capital. Because of the number and variability of factors that will determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Our management might not apply our working capital in ways that ultimately increase the value of your investment. We expect to use our working capital to fund the clinical development of CD101 IV and CD101 topical, the preclinical development and early clinical trials for our current Cloudbreak development candidates, expansion of our Cloudbreak immunotherapy platform and general operating expenses. The failure by our management to apply this working capital effectively could harm our business. Pending its use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On April 14, 2015, our Registration Statements on Form S-1 (file Nos. 333-202740 and 333-203414) were declared effective by the SEC for our initial public offering of common stock, which was completed on April 20, 2015.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC. Through March 31, 2016, we have not used any of the net proceeds from the offering. Pending their use, we plan to invest the net proceeds from this offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

The amount and timing of our actual expenditures will depend upon numerous factors, including our ability to gain access to additional financing and the relative success and cost of our research, preclinical and clinical development programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

For a list of exhibits filed with this Quarterly Report, refer to the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: May 12, 2016	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2016	By:	/s/ Kevin Forrest, Ph.D.
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