Form 10-Q
period 2016-06-30
Cidara Therapeutics, Inc.
filed 2016-08-11
CIK 1610618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of July 31, 2016, the registrant had 13,906,654 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIDARA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
(In thousands, except share and par value amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,271	$62,562
Short-term investments	57,818	44,952
Prepaid expenses and other current assets	1,142	704
Total current assets	88,231	108,218
Property and equipment, net	1,603	1,684
Other assets	190	72
Total assets	$90,024	$109,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,517	$3,095
Accrued liabilities	2,003	1,415
Accrued compensation and benefits	1,605	1,464
Total current liabilities	5,125	5,974
Other long-term liabilities	90	88
Total liabilities	5,215	6,062
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2016 and December 31, 2015; 13,994,378 and 13,900,576 shares issued and outstanding, respectively, at June 30, 2016; 13,942,520 and 13,786,285 shares issued and outstanding, respectively, at December 31, 2015	1	1
Additional paid-in capital	151,853	149,416
Accumulated other comprehensive loss	(4)	(8)
Accumulated deficit	(67,041)	(45,497)
Total stockholders' equity	84,809	103,912
Total liabilities and stockholders' equity	$90,024	$109,974

See accompanying notes.

CIDARA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Operating expenses:
Research and development	$8,471	$4,210	$15,660	$9,145
General and administrative	3,391	2,236	6,087	4,033
Total operating expenses	11,862	6,446	21,747	13,178
Loss from operations	(11,862)	(6,446)	(21,747)	(13,178)
Other income (expense):
Interest income (expense), net	107	32	203	27
Total other income (expense)	107	32	203	27
Net loss	$(11,755)	$(6,414)	$(21,544)	$(13,151)
Other comprehensive income:
Unrealized gain on short-term investments	(2)	-	4	-
Comprehensive loss	$(11,757)	$(6,414)	$(21,540)	$(13,151)
Basic and diluted net loss per share	$(0.85)	$(0.59)	$(1.56)	$(2.16)
Shares used to compute basic and diluted net loss per share	13,871,938	10,957,150	13,839,864	6,075,134

See accompanying notes.

CIDARA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(In thousands)	2016	2015
Operating activities:
Net loss	$(21,544)	$(13,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	369	189
Stock-based compensation	1,942	1,479
Amortization of discount or premium on short-term investments	(80)	-
Amortization of debt issue costs	-	11
Deferred rent	1	(7)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(439)	(520)
Accounts payable and accrued liabilities	(925)	(260)
Accrued compensation	435	341
Other assets	(117)	-
Net cash used in operating activities	(20,358)	(11,918)

Investing activities:
Purchases of short-term investments	(47,782)	-
Maturities of short-term investments	35,000	-
Purchases of property and equipment	(217)	(157)
Net cash used in investing activities	(12,999)	(157)

Financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of offering costs	-	41,921
Proceeds from initial public offering, net of offering costs	-	69,543
Proceeds from exercise of stock options	66	116
Net cash provided by financing activities	66	111,580
Net (decrease) increase in cash and cash equivalents	(33,291)	99,505
Cash and cash equivalents at beginning of period	62,562	22,796
Cash and cash equivalents at end of period	$29,271	$122,301

Non-cash investing activities:
Property and equipment acquired but not yet paid	$70	$-
Non-cash financing activities:
Vesting of early exercised stock options	$135	$192
Purchase of shares pursuant to Employee Stock Purchase Plan	$294	$-
Conversion of Series A convertible preferred stock to common stock upon initial public offering	$-	$32,548
Conversion of Series B convertible preferred stock to common stock upon initial public offering	$-	$41,921
Deferred initial public offering costs incurred but not yet paid	$-	$13
Deferred initial public offering costs paid in 2014	$-	$233

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

Basis of Presentation

The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operating activities since its inception. At June 30, 2016, the Company had an accumulated deficit of $67.0 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company plans to continue to fund its losses from operations and capital funding needs through debt and equity financing or through collaborations or partnerships with other companies. Debt or equity financing or collaborations and partnerships with other companies may not be available on a timely basis on terms acceptable to the Company, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, liquidate or grant rights to assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Unaudited Interim Financial Data—The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB.  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2016 and 2015.

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s financial statements relate to certain accruals, including those related to preclinical and clinical activities, and the fair value of the Company’s common shares used to account for share-based compensation. Although the estimates are based on the Company’s knowledge of current events, practices of comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—The Company considers all securities purchased with a maturity of three months or less when acquired to be cash equivalents.

Investments Available-for-Sale— Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums and accretion of discounts is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Securities with maturity dates of 12 months or less from the date of purchase (other than cash equivalents) are classified as short-term investments and securities with maturity dates of more than 12 months are classified as long-term investments.

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

Patent Costs—The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses.

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

Research and Development Costs—Research and development expenses consist of wages, benefits and stock-based compensation charges for research and development employees, scientific consultant fees, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and preclinical and clinical trial costs.  The Company accrues clinical trial expenses based on work performed which relies on estimates of total costs incurred based on patient enrollment, completion of studies or activities within studies, and other events.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	June 30,
	2016	2015
Common stock options issued and outstanding	2,115,056	1,479,578
Common stock subject to repurchase	93,802	304,843
Total	2,208,858	1,784,421

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

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, prepaid expenses, accounts payable, and accrued liabilities. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore may not be determinable with precision. The carrying amount of cash and cash equivalents, prepaid expenses, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of marketable securities is based upon market prices quoted on the last day of the fiscal period or other observable market inputs.

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

3. SHORT-TERM INVESTMENTS

The following table summarizes the available-for-sale securities held at June 30, 2016 and December 31, 2015 (in thousands):

As of June 30, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$36,500	$-	$-	$36,500
Commercial paper	21,322	2	(6)	21,318
Total	$57,822	$2	$(6)	$57,818

As of December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$20,000	$-	$-	$20,000
Commercial paper	24,960	-	(8)	24,952
Total	$44,960	$-	$(8)	$44,952

All available-for-sale securities held at June 30, 2016 and December 31, 2015 had maturities of less than one year.

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

Level 2: Inputs, other than Level 1 inputs, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.  At June 30, 2016 and December 31, 2015, the Company held certificates of deposit, which are valued at cost, and commercial paper, which is valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
June 30, 2016
Assets:
Money market funds	$5,149	$5,149	$-	$-
Certificates of deposit included in cash and cash equivalents	24,000	-	24,000	-
Certificates of deposit included in short-term investments	36,500	-	36,500	-
Commercial paper	21,318	-	21,318	-
Total assets at fair value	$86,967	$5,149	$81,818	$-
December 31, 2015
Assets:
Money market funds	$12,353	$12,353	$-	$-
Certificates of deposit included in cash and cash equivalents	50,000	-	50,000	-
Certificates of deposit included in short-term investments	20,000	-	20,000	-
Commercial paper	24,952	-	24,952	-
Total assets at fair value	$107,305	$12,353	$94,952	$-

5. STOCKHOLDERS’ EQUITY

On February 10, 2015, the Company sold Series B convertible preferred stock, or Series B preferred, for gross proceeds of $42.0 million.

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

Employee Stock Purchase Plan

In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Employee Stock Purchase Plan, or the ESPP.  The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period.  An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation.

Restricted Stock

The Company permits exercise of certain stock options prior to vesting.  Any such unvested shares are restricted and subject to repurchase by the Company until the conditions for vesting are met.  At June 30, 2016 and December 31, 2015, the liabilities for the cash received from the early exercise of stock options were $206,000 and $341,000, respectively, and were classified in accrued liabilities on the balance sheet. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms outlined in the stock option agreements which are generally 4 years. At June 30, 2016, 93,802 unvested shares were subject to repurchase by the Company.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,437,583	$6.19
Options granted	699,275	10.04
Options exercised	(21,802)	3.04
Outstanding at June 30, 2016	2,115,056	7.49	8.93	$6,811
Vested and expected to vest at June 30, 2016	2,115,056	7.49	8.93	$6,811
Exercisable at June 30, 2016	1,249,131	$5.92	8.55	$5,923

The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.

Stock-based compensation expense recognized for restricted shares, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Research and development	$525	$494	$881	$936
General and administrative	584	346	1,061	543
Total	$1,109	$840	$1,942	$1,479

The weighted-average grant date fair value of employee stock options granted by the Company during the six months ended June 30, 2016 was $6.89 per share. The total grant date fair value of employee stock options that vested during the six months ended June 30, 2016 was $1.8 million. As of June 30, 2016, total unrecognized share-based compensation expense related to unvested employee stock options of the Company was approximately $8.0 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

As of June 30, 2016, total unrecognized compensation expense related to the ESPP was approximately $0.7 million. This unrecognized compensation cost is expected to be recognized over approximately 1.9 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	June 30, 2016	December 31, 2015
Stock options issued and outstanding	2,115,056	1,437,583
Authorized for future stock awards or option grants	1,646,821	1,788,396
Authorized for future issuance under employee stock purchase plan	335,373	226,004
Total	4,097,250	3,451,983

7. COMMITMENTS AND CONTINGENCIES

Litigation—From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of June 30, 2016 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

Lease Obligations—In June 2014, the Company entered into an operating lease agreement for laboratory and office space in San Diego, California. Amendments for additional space were entered into in February 2015, March 2015, and August 2015.  The lease expires in December 2018 with two individual two-year extensions. The lease is subject to charges for common area maintenance and other costs. Rent expense is being recorded on a straight-line basis over the life of the lease. Future minimum payments required under the lease as of June 30, 2016 for the years ended December 31 are as follows (in thousands):

2016	357
2017	725
2018	747
Total minimum lease payments	$1,829

Rent expense was $360,000 and $215,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Overview

We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment of diseases that are inadequately addressed by current standard-of-care therapies. We are developing a balanced pipeline of product and development candidates, with an initial focus on serious fungal infections. Our lead clinical candidates are echinocandins, a proven class of antifungals. Our initial product portfolio comprises two formulations of our novel echinocandin, CD101. CD101 IV is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections. CD101 topical is being developed for the treatment and prevention of vulvovaginal candidiasis, or VVC, a prevalent mucosal infection. In addition, we have developed a proprietary immunotherapy technology platform, CloudbreakTM, which we use to create compounds designed to direct a patient’s immune cells to attack and eliminate pathogens that cause infectious disease.

CD101 IV

In January 2016, we obtained data from our multiple ascending dose Phase 1 clinical trial of CD101 IV. This was a Phase 1, randomized, double-blind, placebo-controlled, dose-escalation study to determine the safety, tolerability, and pharmacokinetics of multiple intravenous doses of CD101 in healthy subjects. Results demonstrated that CD101 IV was well tolerated in all dose cohorts after multiple doses of 100 mg, 200 mg, and 400 mg in up to three weeks of dosing. CD101 IV exhibited a pharmacokinetic profile consistent with preclinical data and supportive of high exposure, once-weekly dosing. We conducted an End-of-Phase 1 meeting with the Food and Drug Administration, or FDA, and the results of our Phase 1 program supported the initiation of our Phase 2 clinical trial in Candidemia, the STRIVE study. We plan to enroll at least 90 patients with Candida bloodstream infections and expect results from this trial in the second half of 2017.

We plan to conduct a single randomized, double-blind, comparative Phase 3 pivotal clinical trial. Based on our interactions with the FDA to date, this Phase 3 trial, supported by data from our Phase 1 clinical program and our Phase 2 clinical trial in candidemia and our planned Phase 2 clinical trial in invasive candidiasis, could suffice for approval of CD101 IV for the indications of candidemia and invasive candidiasis. A total safety database of at least 300 patients will be required, and possibly more if safety concerns are noted in the course of development. We may perform additional clinical research with CD101 IV in other populations with high unmet need.

CD101 Topical

We filed our Initial New Drug, or IND, application for CD101 topical in April 2016.  We initiated a Phase 2 multi-site clinical trial, the RADIANT study, to investigate the safety, tolerability, and initial efficacy of CD101 topical in women with VVC.  The RADIANT study is evaluating two topical formulations of CD101, CD101 ointment and CD101 gel.  We expect results from this trial in early 2017.

The results of our Phase 2 clinical program will inform the design of our Phase 3 program which we plan to discuss with the FDA prior to commencing our registration studies.

Cloudbreak Immunotherapy Platform

We continue to advance our Cloudbreak immunotherapy platform, which we believe has broad potential applications across a wide spectrum of infectious diseases, including fungal, bacterial and viral infections.  To date, we have generated pre-clinical, in vivo proof of concept data in both our Cloudbreak antifungal program and our Cloudbreak antibacterial program.  We plan to select a lead Cloudbreak development candidate in 2016.

FINANCIAL OPERATIONS OVERVIEW

Revenues

To date, we have not generated any revenues.  In the future, we may generate revenue from a combination of product sales, license fees and other upfront payments, research and development payments, milestone payments, and royalties in connection with strategic alliances and government and other third-party funding. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized. If we are unable to fund our development costs, or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.

Research and development expenses

To date, our research and development expenses have related primarily to preclinical development of our CD101 product candidates and our Cloudbreak immunotherapy technology platform, as well as clinical development of CD101 IV. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and preclinical and clinical trial costs.  We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or activities within studies and other events.

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up;
•	the phase of development of the product candidates; and
•	the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2015	2014
CD101 IV	$2,761	$905	$4,931	$2,850
CD101 topical	1,456	448	2,620	1,035
Cloudbreak immunotherapy platform	923	448	1,523	852
Personnel costs	2,556	1,712	5,042	3,137
Other research and development expenses	775	697	1,544	1,271
Total research and development expenses	$8,471	$4,210	$15,660	$9,145

We typically deploy our employees, consultants and infrastructure resources across our programs. Thus, some of our research and development expenses are not attributable to an individual program but are included in personnel costs or other research and development expenses as shown above.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial planning, and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with operating as a publicly traded company. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and costs associated with investor relations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended June 30, 2016.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,
	2016	2015	Change
Research and development	$8,471	$4,210	$4,261
General and administrative	3,391	2,236	1,155
Other income (expense), net	107	32	75

Research and development expenses

Research and development expenses were $8.5 million for the three months ended June 30, 2016 compared to $4.2 million for the three months ended June 30, 2015.  Expenses for our CD101 product candidates continued to increase as we initiated our Phase 2 clinical trials for CD101 IV and CD101 topical.  In addition, we continued preclinical development activities on our

Cloudbreak platform.  Personnel costs were greater than they were in the comparable quarter in the prior year due to increases in headcount to support these activities.

General and administrative expenses

General and administrative expenses were $3.4 million for the three months ended June 30, 2016 compared to $2.2 million for the three months ended June 30, 2015. The increase in general and administrative expenses was primarily related to personnel costs.  In addition, we have incurred increased professional fees, including corporate and intellectual property-related legal costs.

Other Income (Expense)

Other income, during the three month period ended June 30, 2016 relates to income generated from cash held in interest-bearing investments.

Comparison of the six months ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,
	2016	2015	Change
Research and development	$15,660	$9,145	6,515
General and administrative	6,087	4,033	2,054
Other income (expense), net	203	27	176

Research and development expenses

Research and development expenses were $15.7 million for the six months ended June 30, 2016 compared to $9.1 million for the six months ended June 30, 2015.  Expenses for our CD101 product candidates continued to increase as we initiated our Phase 2 clinical trials for CD101 IV and CD101 topical.  In addition, we continued preclinical development activities on our Cloudbreak platform.  Personnel costs were greater than the comparable period in the prior year due to increases in headcount and stock-based compensation.

General and administrative expenses

General and administrative expenses were $6.1 million for the six months ended June 30, 2016 compared to $4.0 million for the six months ended June 30, 2015. The increase in general and administrative expenses was primarily related to personnel costs.  In addition, we have incurred increased costs to operate as a publicly traded company, including insurance, professional fees, and investor and public relations expenses.

Other Income (Expense)

Other income during the six month period ended June 30, 2016 relates to income generated from cash held in interest-bearing investments.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have received $151.0 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, and our initial public offering.

As of June 30, 2016, we had $29.3 million in cash and cash equivalents and $57.8 million in short-term investments. The following table shows a summary of our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(20,358)	$(11,918)
Investing activities	(12,999)	(157)
Financing activities	66	111,580
Net increase (decrease) in cash and cash equivalents	$(33,291)	$99,505

Operating activities

Net cash used in operating activities was $20.4 million for the six months ended June 30, 2016 compared to $11.9 million for the six months ended June 30, 2015. The increase in net cash used in operating activities was attributable primarily to a net loss of $21.5 million for the six months ended June 30, 2016 compared to a net loss of $13.2 million for the six months ended June 30, 2015. For all periods presented, the primary use of cash was to fund increased levels of research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.

Investing activities

For the six months ended June 30, 2016, we purchased approximately $47.8 million of short-term investments and received proceeds of $35.0 million from the maturity of short-term investments.

Financing activities

Cash provided by financing activities during the six months ended June 30, 2016 consisted of cash received from the exercise of stock options.  During the six months ended June 30, 2015, net proceeds from the sale of our Series B convertible preferred stock and our initial public offering were $41.9 million and $69.5 million, respectively.

Operating Capital Requirements

To continue to fund operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, or liquidate or grant rights to assets where possible. Any of these actions could materially harm our business, results of operations and future prospects.  Although it is difficult to predict future liquidity requirements, we believe, based on our current operating plans, that our existing cash, cash equivalents and marketable securities and anticipated interest income will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months. However, our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

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

As of June 30, 2016, we had cash and cash equivalents of $29.3 million and short-term investments totaling $57.8 million.  We generally hold our cash in checking and savings accounts and invest excess capital in money market funds, certificates of deposit and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize our exposure to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months.  If a 10% change in interest rates had occurred on June 30, 2016, this change would not have had a significant impact on the fair value of our investment portfolio as of that date.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of June 30, 2016, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. When evaluating our business, you should consider all of the factors described as well as the other information in our Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investment.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Drug Discovery, Development and Commercialization

*We are very early in our development efforts, which may not be successful.

We have completed a Phase 1 clinical trial of CD101 IV, and we recently initiated a Phase 2 clinical trial of CD101 IV in candidemia and a Phase 2 clinical trial of CD101 topical in vulvovaginal candidiasis, or VVC.  Because of the early stage of our development efforts, we are still in the process of determining the overall clinical development path for our current and future product candidates. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The success of CD101 IV, CD101 topical, and any other product candidates we may develop will depend on many factors, including the following:

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

*If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial. Moreover, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For example, the historically observed high rate of correlation for clinical efficacy for antifungals and anti-infectives based on preclinical data may not apply for our current or future product candidates, and any of the potential benefits that we anticipate for human clinical use may not be realized.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including that:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or in a given country;
•	regulators may require that trials or studies be conducted that were unforeseen in order to obtain marketing authorization;
•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to complete clinical trials of our product candidates or other testing successfully or in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Product development costs will also increase if we experience delays in testing or in receiving marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, could allow our competitors to bring products to market before we do, could increase competition from generics of the same class, and could impair our ability to successfully commercialize our product candidates, any of which may harm our business and results of operations.

*We may not be successful in our efforts to use and expand our Cloudbreak immunotherapy platform to build a pipeline of product candidates.

A key element of our strategy is to use and expand our Cloudbreak immunotherapy platform to build a pipeline of development candidates and progress these through clinical development for the treatment of a wide variety of infectious diseases, including fungal, bacterial and viral infections.  Even if we are successful in continuing to build our pipeline, the potential development candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and eventually commercialize products based on our Cloudbreak immunotherapy platform, our ability to obtain product revenues in future periods could be limited, which could result in significant harm to our financial position and adversely affect our share price.

*If we experience delays or difficulties in enrolling patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. In addition, some of our competitors may have ongoing or new clinical trials for product candidates that would treat the same indications as our product candidates or be used in the same patients, and therefore patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

•	severity of the disease under investigation;
•	availability, safety and efficacy of approved medications or other investigational medications being studied clinically for the disease under investigation;
•	eligibility criteria for the trial in question;
•	perceived risks and benefits of the product candidate under study;
•	efforts to facilitate timely enrollment in clinical trials;
•	reluctance of physicians to encourage patient participation in clinical trials;
•	the ability to monitor patients adequately during and after treatment;
•	proximity and availability of clinical trial sites for prospective patients; and
•	changing treatment patterns may reduce the burden of disease which our product candidates address.

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

All of our programs are in preclinical development or are in early stages of clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, the pharmacokinetic properties, such as a longer half-life, that differentiate CD101 IV from other echinocandins could have side effects that we have not anticipated and the consequences of such side effects could be more severe than has been seen with other echinocandins that have shorter half-lives or are dosed at lower concentrations than we expect for CD101 IV. Additionally, CD101 topical is the first application of an echinocandin antifungal as a topical treatment and may have side effects related to the method of treatment delivery that are unexpected and different from those of other echinocandin antifungals. Further, the treatment advantages that we are predicting for CD101 IV, such as lower healthcare costs resulting from an ability to administer CD101 IV once-weekly or the predicted ability of CD101 IV to be effective against resistant strains of fungal pathogens, may not be realized.

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

*We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We have limited financial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential than opportunities we pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

*Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community for us to achieve commercial success. If our product candidates do not achieve an adequate level of acceptance, we may not generate sufficient product revenue to become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	the terms of any approvals, and the size of the markets in the countries in which approvals are obtained;
•	limitations or warnings contained in any labeling approved by the FDA or other regulatory agency;
•	our ability to offer any approved products for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies or dosing regimens;
•	the willingness of physicians to prescribe these therapies and, in the case of CD101 IV, transition to a once-weekly dosing regimen from traditional once-daily dosing;
•	the strength of marketing and distribution support;
•	the success of competing products and the marketing efforts of our competitors;
•	sufficient third-party coverage and adequate reimbursement; and
•	the prevalence and severity of any side effects.

*If, in the future, we are unable to establish sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of these product revenues to us may be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to market and sell our products effectively, including by failing to devote the necessary resources and attention. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

CD101 IV will primarily compete with antifungal classes for the treatment of candidemia, which include polyenes, azoles and echinocandins. The approved branded therapies for this indication include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.) and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). There may be generics of the current echinocandins available at the time of CD101 market approval, which will create added competition.  In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that CD101 IV will compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078 (being developed by Scynexis, Inc.).

CD101 topical will primarily compete against azole agents (oral, topical and intravaginal), currently used in the treatment of VVC, as well as over-the-counter topical agents used to treat these conditions. The approved prescription therapies for VVC are Diflucan (fluconazole) and Terazol (terconazole). Several over-the-counter topical agents such as Monistat (miconazole), Gyne-Lotrimin (clotrimazole) or Gynazole-1 (butoconazole) are also used to treat VVC. In addition to approved therapies, we expect that CD101 topical will compete with product candidates that we are aware of in clinical development by third parties, including VT-1161 (being developed by Viamet Pharmaceuticals, Inc.), SCY-078 (being developed by Scynexis, Inc.), albaconazole (being developed by Actavis plc) and NDV-3 (being developed by Novadigm), among others.

We intend to develop product candidates from our Cloudbreak immunotherapy platform for the treatment of invasive fungal and/or bacterial infections.  We are aware of a number of approved and investigational therapies in these areas.

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

These third parties may compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health programs, private health insurers, integrated delivery networks, and other third-party payors. Third-party payors decide which medications they will pay for and establish reimbursement levels. A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payment for particular medications. Increasingly, third-party payors are requiring that drug companies provide predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement may not be sufficient. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop after approval. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs and distraction of management to defend any related litigation;
•	the initiation of investigations by regulatory bodies;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions; and
•	the inability to commercialize any products we may develop.

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

*We have no experience manufacturing product candidates on a clinical or commercial scale and will be dependent on third parties for the manufacture of our product candidates. If we experience problems with any of these third parties, they could delay our clinical development or marketing approval of our product candidates or our ability to sell any approved products commercially available.

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

We may be unable to establish agreements with third-party manufacturers for preclinical, clinical or commercial supply on terms favorable to us, or at all. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval or adversely impact our ability to generate commercial sales. We do not currently have arrangements in place for redundant supply for bulk drug substances. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

We currently rely, and expect to continue to rely, on third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of these third parties could delay or otherwise adversely impact clinical development or marketing approval of our product candidates or commercialization of our drugs, producing additional losses and depriving us of potential revenue. Although we believe that there are several potential alternative third parties who could store and distribute drug supplies for our clinical trials, we may incur added costs and delays in identifying and qualifying any such replacement.

*We may seek to selectively establish collaborations, and, if we are unable to establish them on commercially reasonable terms or at all, we may have to alter our development and commercialization plans.

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

Those factors may include:

•	the design or results of preclinical studies or clinical trials;
•	the likelihood of approval by the FDA or similar regulatory authorities outside the United States;
•	the potential market for the subject product candidate;
•	the costs and complexities of manufacturing and delivering such product candidate to patients;
•	the potential of competing products;
•	the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and
•	industry and market conditions generally.

The collaborator may also consider alternative product candidates for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

*To the extent we enter into any collaborations, we may depend on collaborators for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

We may selectively seek third-party collaborators for the development and commercialization of our product candidates. Our likely potential collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We do not currently have any such arrangements and if we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

If our ability to generate revenue under any collaboration is adversely impacted by any of these risks, our share of the revenues generated by the product, if approved, under the terms of the collaboration could be insufficient to allow us to achieve or maintain profitability, or the product may be less valuable to us than if we had not entered into the collaboration.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

* If we are unable to take full advantage of regulatory programs designed to expedite drug development or provide other incentives, our development programs may be adversely impacted.

There are a number of incentive programs administered by the FDA and other regulatory bodies to facilitate development of drugs in areas of unmet medical need. We have limited human safety and pharmacokinetic data on CD101 IV, and no human clinical data on any of our other product candidates.  CD101 IV received the designations as a Qualified Infectious Disease Product, or QIDP, a fast track product, and an orphan drug. CD101 topical received the designations as a QIDP and a fast track product.  Our product candidates may not qualify for or maintain designations under additional incentive programs under any of the FDA’s existing or future programs to expedite drug development in areas of unmet medical need. Our inability to fully take advantage of these incentive programs may require us to run larger trials, incur delays, and incur greater expense in the development of our product candidates.

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

The process of obtaining marketing approvals, both in the United States and elsewhere, is expensive, may take many years and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot assure you that we will ever obtain any marketing approvals in any jurisdiction. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical or other studies, and clinical trials. Moreover, approval by the FDA or an equivalent foreign authority does not ensure approval by regulatory authorities in any other countries or jurisdictions, but a failure to obtain marketing approval in one jurisdiction may adversely impact the likelihood of approval in other jurisdictions. In addition, varying interpretations of the data obtained from preclinical testing and clinical trials could delay, limit or prevent marketing approval of a product candidate. Additionally, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

*Our relationships with customers, health care professionals and third-party payors will be subject to applicable healthcare laws, which could expose us to penalties, including administrative, civil, criminal penalties, damages, fines, imprisonment, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, as well as reputational harm and diminished profits and future earnings.

Healthcare professionals and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with customers, healthcare professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following, among others:

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

•

the federal transparency requirements under the Affordable Care Act requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payors, including private insurers, and some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities or marketing expenditures.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Interpretations of standards of compliance under these laws and regulations are rapidly changing and subject to varying interpretations, and it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, imprisonment and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Further, the existing and/or future patents, if any, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent and patent applications we own with respect to CD101 IV, CD101 topical or the patents we pursue related to any of our other product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize CD101 IV, CD101 topical and our other product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced, although a patent term extension or supplementary protection certificate may be available in certain jurisdictions and having varied scope to compensate for some of the lost patent term. In addition, we do not know whether:

•	we were the first to make the inventions covered by each of our pending patent applications or our issued patent;
•	we were the first to file patent applications for these inventions;
•	others will independently develop similar or alternative technologies or duplicate any of our technologies;
•	any of our pending patent applications will result in issued patents;
•	any of our patents, once issued, will be valid or enforceable or will issue with claims sufficient to protect our products, or will be challenged by third parties;
•	any patents issued to us will provide us with any competitive advantages;
•	we will develop additional proprietary technologies that are patentable; or
•	the patents of others will have an adverse effect on our business.

In addition, recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and prospects.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable in one or more jurisdictions, for processes for which patents are difficult to enforce and for any other elements of our drug discovery program that involve proprietary know-how, information and technology that is not covered by patents. Although we require all of our employees, consultants, advisors and third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or used in an unauthorized manner or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques.

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

*Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO, and various foreign or jurisdictional governmental patent agencies in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm to pay these fees due to foreign patent agencies. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of CD101 IV, CD101 topical and/or our other product candidates. Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. If any third-party patents were held by a court of competent jurisdiction to cover the CD101 manufacturing process, any molecules formed during the CD101 manufacturing process or the final CD101 products for any use thereof, the holders of any such patents may be able to block our ability to commercialize CD101 IV or CD101 topical unless we obtained a license under the applicable patent or patents, or until such patents expire. These same issues and risks arise in connection with our other product candidates as well. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, or at all. Any inability to obtain such a license under the applicable patents on commercially reasonable terms, or at all, may have a material adverse effect on our ability to commercialize CD101 IV, CD101 topical or any of our other product candidates until such patents expire.

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

*Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently implemented wide-ranging patent reform legislation, including patent office administrative proceedings that offer broad opportunities to third parties to challenge issued patents. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, the USPTO, and foreign governmental bodies and tribunals, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held in 2013 that certain claims to DNA molecules are not patentable, and lower courts have since been applying this case in the context of other types of biological subject matter. We cannot predict how future decisions by the courts, the U.S. Congress, the USPTO, or foreign governmental bodies or tribunals may impact the value of our patent rights.

*We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

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

Many companies have encountered significant problems in protecting and defending intellectual property in foreign jurisdictions. The legal systems of certain countries, particularly China and certain other developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put any of our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. The requirements for patentability may differ in certain countries, particularly developing countries. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of any of our current or future patents, requiring us to engage in complex, lengthy and costly litigation or other proceedings. Certain countries in Europe and developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if any of our patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

*We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors, and academic or research institutions. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

Risks Related to Our Financial Position and Need for Additional Capital

*We are an early stage biotechnology company that has incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.

Since our inception, we have incurred significant operating losses. Our net loss was $21.5 million and $13.2 million for the six month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $67.0 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, and our initial public offering of our common stock, or our IPO. We have devoted substantially all of our financial resources and efforts to research and development. We recently initiated a Phase 2 clinical trial of CD101 IV in candidemia and a Phase 2 clinical trial of CD101 topical in VVC.  We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	submit INDs to the FDA and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards, or IRBs, at clinical trial sites;
•	advance CD101 IV and CD101 topical through clinical development;
•	continue the preclinical development of product candidates from our Cloudbreak immunotherapy platform and advance one or more product candidates into clinical trials;
•	identify additional lead candidates and advance them into preclinical and clinical development;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and enforce our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support product development; and
•	acquire or in-license other product candidates and technologies.

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

Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through June 30, 2016, our operations have been financed primarily by gross proceeds of approximately $151.0 million from the issuance of convertible debt securities, the sale of shares of convertible preferred stock, and the sale of shares of our common stock in our IPO. As of June 30, 2016, we had cash, cash equivalents, and short-term investments of $87.1 million. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, or liquidate or grant rights to assets where possible.  Any of these actions could materially harm our business, results of operations and future prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as potentially entering into collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

*Our short operating history may make it difficult for you to evaluate the success of our business to date and assess our future viability.

We were founded in December 2012 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential development and product candidates, undertaking preclinical studies and conducting early stage clinical trials. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may alter or delay our plans. We will need to continue to transition from a company with a research focus to a company capable of supporting development activities and, if a product candidate is approved, a company with commercial activities. We may not be successful in any step in such a transition.

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

•	adverse results or delays in clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;
•	the size and growth of our initial fungal infection target markets;
•	our ability to successfully enter new markets or develop additional product candidates;
•	actual or anticipated variations in quarterly operating results;
•	our cash position and our ability to raise additional capital and the manner and terms on which we raise it;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•

publication of research reports or other media coverage about us or our industry, or our therapeutic approaches in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 13,906,654 shares of common stock outstanding as of July 31, 2016.  We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock. In addition, shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act.  If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our 2015 Equity Incentive Plan, or the 2015 EIP, our management is authorized to grant stock options to our employees, directors and consultants.  The number of shares of our common stock reserved for issuance under the 2015 EIP will automatically increase on January 1 of each year through and including January 1, 2025, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Additionally, the number of shares of our common stock reserved for issuance under our 2015 Employee Stock Purchase Plan, or the ESPP will automatically increase on January 1 of each year through and including January 1, 2025, by the lesser of 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or 490,336 shares. Unless our board of directors elects not to increase the number of shares available for future grant each year under the 2015 EIP and the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall.

*We have broad discretion in the use of working capital and may not use it effectively.

Our management will have broad discretion in the application of the working capital. Because of the number and variability of factors that will determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Our management might not apply our working capital in ways that ultimately increase the value of your investment. We expect to use our working capital to fund the clinical development of our CD101 IV and CD101 topical programs, the preclinical development and early clinical trials for our current Cloudbreak development candidates, expansion of our Cloudbreak immunotherapy platform and general operating expenses. The failure by our management to apply this working capital effectively could harm our business. Pending its use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

*Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or the further development of our product candidates could be delayed.

*Our operations are vulnerable to interruption by natural disasters, power loss, terrorist activity and other events beyond our control, the occurrence of which could materially harm our business.

Businesses located in California have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power, and any future blackouts could disrupt our operations. We are vulnerable to a major earthquake, wildfire, inclement weather and other natural and man-made disasters, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of any such natural disaster and do not have an applicable recovery plan in place. We carry only limited business interruption insurance that would compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us in excess of insured amounts could cause our business to materially suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On April 14, 2015, our Registration Statements on Form S-1 (file Nos. 333-202740 and 333-203414) were declared effective by the SEC for our initial public offering of common stock, which was completed on April 20, 2015.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC. Through June 30, 2016, we have not used any of the net proceeds from the offering. Pending their use, we plan to invest the net proceeds from this offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

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

Cidara Therapeutics, Inc.

Date: August 11, 2016	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2016	By:	/s/ Matthew Onaitis
Matthew Onaitis
Chief Financial Officer and General Counsel
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(2)	Form of Common stock Certificate of the Registrant.

4.2(2)	Second Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated February 10, 2015

10.1(3)	Controlled Equity OfferingSM Sales Agreement, dated as of May 19, 2016, by and between the Registrant and Cantor Fitzgerald & Co.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-211472), filed on May 19, 2016.