Form 10-Q
period 2016-09-30
Cidara Therapeutics, Inc.
filed 2016-11-10
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒
As of October 31, 2016, the registrant had 16,673,286 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
(In thousands, except share and par value amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,622	$62,562
Short-term investments	54,687	44,952
Prepaid expenses and other current assets	1,270	704
Total current assets	80,579	108,218
Property and equipment, net	1,463	1,684
Other assets	190	72
Total assets	$82,232	$109,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,957	$3,095
Accrued liabilities	3,033	1,415
Accrued compensation and benefits	2,242	1,464
Total current liabilities	8,232	5,974
Other long-term liabilities	85	88
Total liabilities	8,317	6,062
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2016 and December 31, 2015; 13,995,791 and 13,915,984 shares issued and outstanding, respectively, at September 30, 2016; 13,942,520 and 13,786,285 shares issued and outstanding, respectively, at December 31, 2015	1	1
Additional paid-in capital	153,199	149,416
Accumulated other comprehensive loss	(17)	(8)
Accumulated deficit	(79,268)	(45,497)
Total stockholders' equity	73,915	103,912
Total liabilities and stockholders' equity	$82,232	$109,974

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Operating expenses:
Research and development	$8,729	$6,766	$24,389	$15,911
General and administrative	3,607	2,441	9,694	6,474
Total operating expenses	12,336	9,207	34,083	22,385
Loss from operations	(12,336)	(9,207)	(34,083)	(22,385)
Other income (expense):
Interest income (expense), net	109	33	312	60
Total other income (expense)	109	33	312	60
Net loss	$(12,227)	$(9,174)	$(33,771)	$(22,325)
Other comprehensive income:
Unrealized gain on short-term investments	(13)	(5)	(9)	(5)
Comprehensive loss	$(12,240)	$(9,179)	$(33,780)	$(22,330)
Basic and diluted net loss per share	$(0.88)	$(0.67)	$(2.44)	$(2.59)
Shares used to compute basic and diluted net loss per share	13,910,145	13,674,568	13,863,453	8,636,087

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Operating activities:
Net loss	(33,771)	$(22,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	547	289
Stock-based compensation	3,254	2,245
Amortization of discount or premium on short-term investments	(127)	(14)
Amortization of debt issue costs	—	17
Deferred rent	(4)	54
Changes in assets and liabilities:
Prepaid expenses and other current assets	(506)	(723)
Accounts payable and accrued liabilities	1,607	538
Accrued compensation	1,072	698
Other assets	(117)	—
Net cash used in operating activities	(28,045)	(19,221)

Investing activities:
Purchases of short-term investments	(69,617)	(49,938)
Maturities of short-term investments	60,000	—
Purchases of property and equipment	(287)	(708)
Net cash used in investing activities	(9,904)	(50,646)

Financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of offering costs	—	41,921
Proceeds from initial public offering, net of offering costs	—	69,505
Proceeds from exercise of stock options	70	116
Debt issuance costs	(24)	—
Deferred public offering costs	(37)	—
Net cash provided by financing activities	9	111,542
Net (decrease) increase in cash and cash equivalents	(37,940)	41,675
Cash and cash equivalents at beginning of period	62,562	22,796
Cash and cash equivalents at end of period	$24,622	$64,471

Non-cash investing activities:
Property and equipment acquired but not yet paid	$38	$269
Non-cash financing activities:
Vesting of early exercised stock options	$166	$399
Purchase of shares pursuant to Employee Stock Purchase Plan	$294	$—
Conversion of Series A convertible preferred stock to common stock upon initial public offering	$—	$32,548
Conversion of Series B convertible preferred stock to common stock upon initial public offering	$—	$41,921
Deferred initial public offering costs paid in 2014	$—	$233

See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives. The Company’s product portfolio is comprised of proprietary product candidates for the treatment of serious fungal and bacterial infections.
In March 2016, the Company formed a wholly-owned subsidiary, Cidara Therapeutics UK Limited, in England for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operating activities since its inception. At September 30, 2016, the Company had an accumulated deficit of $79.3 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company plans to continue to fund its losses from operations and capital funding needs through debt and equity financing or through collaborations or partnerships with other companies. Debt or equity financing or collaborations and partnerships with other companies may not be available on a timely basis on terms acceptable to the Company, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, liquidate or grant rights to assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.
Unaudited Interim Financial Data—The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB.  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2016 and 2015.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	September 30,
	2016	2015
Common stock options issued and outstanding	2,343,644	1,407,466
Common stock subject to repurchase	79,807	207,250
Total	2,423,451	1,614,716

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
The Company’s financial instruments consist of cash and cash equivalents, marketable securities, prepaid expenses, accounts payable and accrued liabilities. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore may not be determinable with precision. The carrying amount of cash and cash equivalents, prepaid expenses, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of marketable securities is based upon market prices quoted on the last day of the fiscal period or other observable market inputs.
Recently Issued Accounting Standards—During 2015, the FASB issued ASU 2015-03, "Interest- Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The updated guidance is effective or interim and annual periods beginning after December 15, 2015. The Company is currently assessing the impact that this standard will have on its financial statements.
During 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Furthermore, the standard requires presentation of assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently assessing the impact that this standard will have on its financial statements.
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
During 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently assessing the impact that this standard will have on its financial statements.

During 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows: Classifiation of Certain Cash Receipts and Cash Payments," which addresses the presentation and classification of certain cash receipts and payments in the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance will have no impact on our financial statements.
3. SHORT-TERM INVESTMENTS
The following table summarizes the available-for-sale securities held at September 30, 2016 and December 31, 2015 (in thousands):

As of September 30, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$35,500	$—	$—	$35,500
Commercial paper	19,204	—	(17)	19,187
Total	$54,704	$—	$(17)	$54,687

As of December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$20,000	$—	$—	$20,000
Commercial paper	24,960	—	(8)	24,952
Total	$44,960	$—	$(8)	$44,952
All available-for-sale securities held at September 30, 2016 and December 31, 2015 had maturities of less than one year.
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
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. At September 30, 2016 and December 31, 2015, the Company held certificates of deposit, which are valued at cost, and commercial paper, which is valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
September 30, 2016
Assets:
Money market funds	$10,191	$10,191	$—	$—
Certificates of deposit included in cash and cash equivalents	13,500	—	13,500	—
Certificates of deposit included in short-term investments	35,500	—	35,500	—
Commercial paper	19,187	—	19,187	—
Total assets at fair value	$78,378	$10,191	$68,187	$—
December 31, 2015
Assets:
Money market funds	$12,353	$12,353	$—	$—
Certificates of deposit included in cash and cash equivalents	50,000	—	50,000	—
Certificates of deposit included in short-term investments	20,000	—	20,000	—
Commercial paper	24,952	—	24,952	—
Total assets at fair value	$107,305	$12,353	$94,952	$—
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
Restricted Stock
The Company permits exercise of certain stock options prior to vesting.  Any such unvested shares are restricted and subject to repurchase by the Company until the conditions for vesting are met.  At September 30, 2016 and December 31, 2015, the liabilities for the cash received from the early exercise of stock options were $175,000 and $341,000, respectively, and were classified in accrued liabilities on the balance sheet. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms outlined in the stock option agreements, which are generally 4 years. At September 30, 2016, 79,807unvested shares were subject to repurchase by the Company.

Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,437,583	$6.19
Options granted	930,776	10.16
Options exercised	(23,215)	3.00
Options canceled	(1,500)	11.66
Outstanding at September 30, 2016	2,343,644	$7.79	8.78	$9,143
Vested and expected to vest at September 30, 2016	2,343,644	$7.79	8.78	$9,143
Exercisable at September 30, 2016	827,577	$6.71	8.41	$4,255
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
Stock-based compensation expense recognized for restricted shares, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$669	$324	$1,550	$1,260
General and administrative	641	442	1,704	985
Total	$1,310	$766	$3,254	$2,245
The weighted-average grant date fair value of stock options granted by the Company during the nine months ended September 30, 2016 was $7.30 per share. The total grant date fair value of stock options that vested during the nine months ended September 30, 2016 was $2.7 million. As of September 30, 2016, total unrecognized share-based compensation expense related to unvested stock options of the Company was approximately $8.7 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years.
As of September 30, 2016, total unrecognized compensation expense related to the ESPP was approximately $0.5 million. This unrecognized compensation cost is expected to be recognized over approximately 1.6 years.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows:

	September 30, 2016	December 31, 2015
Stock options issued and outstanding	2,343,644	1,437,583
Authorized for future stock awards or option grants	1,416,821	1,788,396
Authorized for future issuance under employee stock purchase plan	335,373	226,004
Total	4,095,838	3,451,983
7. COMMITMENTS AND CONTINGENCIES
Litigation—From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of September 30, 2016 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
Lease Obligations—In June 2014, the Company entered into an operating lease agreement for laboratory and office space in San Diego, California. Amendments for additional space were entered into in February 2015, March 2015, and August 2015.  The lease expires in December 2018 with two optional individual two-year extensions. The lease is subject to charges for common area maintenance and other costs. Rent expense is being recorded on a straight-line basis over the life of the lease.
Future minimum payments required under the lease as of September 30, 2016 for the years ended December 31 are as follows (in thousands):

2016	$178
2017	725
2018	747
Total minimum lease payments	$1,650

Rent expense was $537,000 and $396,000 for the nine months ended September 30, 2016 and 2015, respectively.
Contractual Obligations—The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or within 30 days of notice.
8. SUBSEQUENT EVENTS
Term Loan—On October 3, 2016, the Company entered into a loan and security agreement, or the Agreement, with Square 1 Bank, a division of Pacific Western Bank, as the collateral agent and a lender, or the Lender, pursuant to which the Lender has agreed to lend to the Company up to $20.0 million in a series of term loans. Contemporaneously, the Company borrowed $10.0 million from the Lender, or the Term A Loan.
Under the terms of the Agreement, the Company may, at its sole discretion through April 3, 2018, borrow from the Lender up to an additional $10.0 million following the achievement of a milestone event by March 31, 2018, or the Term B Loan, and together with Term A Loan, the Term Loans; provided that the availability date through which the Company may elect to borrow under the Term B Loan shall be extended to October 3, 2018 if such milestone event is achieved. The milestone event for the Term B Loan is the achievement of positive data from a Phase 2 clinical trial of CD101 Topical or CD101 IV.
The Company’s obligations under the Agreement are secured by a first priority security interest in substantially all of the Company’s current and future assets, other than its intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Agreement.
All of the Term Loans mature on October 3, 2020, or the Maturity Date.  Payments under the Term Loans will be interest-only through April 2, 2018, which will be extended by six months if the Term B milestone event is achieved. The interest-only period will be followed by 30 equal monthly payments of principal and interest; provided that there will be 24 equal monthly payments if the Term B milestone amount is achieved. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 1.0%.
The Company may prepay the borrowed amounts, provided that the Company will be obligated to pay a prepayment fee equal to (i) 2.0% of the applicable principal amount of the Term Loan if the prepayment occurs before the first anniversary of the applicable funding date, and (ii) 1.0% of the applicable principal amount of the Term Loan if the prepayment occurs after the first anniversary of the funding date of such Term Loan but on or prior to the second anniversary of the funding date of such Term Loan, each referred to as a Prepayment Fee.
Pursuant to the Agreement, on October 3, 2016, the Company issued to the Lender a warrant to purchase an aggregate of up to 17,331 shares of the Company’s common stock at an exercise price of $11.54 per share. If the Company borrows additional amounts under the Agreement, it will, in connection with any such borrowing, issue the Lender an additional warrant to purchase that number of shares of the Company’s common stock as is equal to 2.0% of the additional principal amount borrowed divided by the exercise price. The exercise price shall be equal to the 30-day average closing price of the Company’s common stock, calculated as of the date immediately prior to the date of such additional borrowing. The warrants will expire ten years from the date of the grant.
While any amounts are outstanding under the Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions.
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Agreement, the breach of certain of its other covenants under the Agreement, or the occurrence of a material adverse change, the collateral agent will have the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Agreement immediately due and payable.
Equity Financing—In October 2016, the Company completed a public offering of common stock in which it sold 2,752,637 shares of its common stock at an offering price of $10.10 per share.  The Company raised net proceeds of approximately $26.6 million after deducting underwriting discounts and commissions and offering expenses.

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
Overview
We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment of diseases that are inadequately addressed by current standard-of-care therapies. We are developing a balanced pipeline of product and development candidates, with an initial focus on serious fungal and bacterial infections. Our lead clinical candidates are echinocandins, an established class of antifungals. Our antifungal product portfolio comprises two formulations of our novel echinocandin, CD101. CD101 IV is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections. CD101 topical is being developed for the treatment and prevention of vulvovaginal candidiasis, or VVC, a prevalent mucosal infection. In addition, we are developing CD201, our bispecific antimicrobial immunotherapy, for the treatment of multidrug-resistant bacterial infections. CD201 is the first development candidate selected from our proprietary Cloudbreak™ platform, which is designed to create compounds that direct a patient’s immune system to attack and eliminate bacterial, fungal or viral pathogens.
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
We plan to conduct a single randomized, double-blind, controlled Phase 3 pivotal clinical trial. Based on our interactions with the FDA to date, this Phase 3 trial in candidemia and invasive candidiasis, supported by data from our Phase 1 clinical program, our Phase 2 clinical trial in candidemia, our planned Phase 2 clinical trial in invasive candidiasis, and additional pharmacology studies, could suffice for approval of CD101 IV for the indications of candidemia and invasive candidiasis. A total safety database of at least 300 patients will be required, and possibly more if safety concerns are noted in the course of development. We may perform additional clinical research with CD101 IV in other populations with high unmet need.

CD101 Topical
We filed our Investigational New Drug application, or IND, for CD101 topical in April 2016. We initiated a Phase 2 multi-site clinical trial, the RADIANT study, to investigate the safety, tolerability, and initial efficacy of CD101 topical in women with VVC. The RADIANT study is evaluating two topical formulations of CD101, CD101 ointment and CD101 gel. We expect results from this trial in early 2017. The results of our Phase 2 clinical program will inform the design of our Phase 3 program, which we plan to discuss with the FDA prior to commencing our registration studies.
Cloudbreak Immunotherapy Platform
We continue to advance our Cloudbreak immunotherapy platform, which we believe has broad potential applications across a wide spectrum of infectious diseases, including fungal, bacterial and viral infections. To date, we have generated preclinical, in vivo proof of concept data in both our Cloudbreak antifungal program and our Cloudbreak antibacterial program. In September 2016, we selected a lead Cloudbreak development candidate, CD201.
CD201 is a novel, bispecific antimicrobial immunotherapy being developed for the treatment of multidrug-resistant Gram-negative bacterial infections, including those caused by MCR-1 resistant pathogens. CD201 is designed to work by binding to a target present on a wide range of Gram-negative bacteria, including MCR-1, while simultaneously recruiting immune components to an infection site to coordinate localized host-mediated infection clearance. CD201 has demonstrated potent antibacterial activity in vitro against a number of clinically significant Gram-negative bacteria,including Klebsiella, Acinetobacter, Pseudomonas and Enterobacter spp. and resistant pathogens (including bacteria resistant to carbapenems and colistin), as well as pathogens harboring the mcr-1 plasmid. CD201 also has demonstrated preliminary safety and efficacy in a number of animal models of infection.
Recent Developments
On October 3, 2016, we entered into a Loan and Security Agreement with Pacific Western Bank, under which we borrowed $10.0 million and may borrow an additional $10.0 million on or prior to April 3, 2018, subject to certain terms and conditions set forth therein, including our achievement of certain milestones.
On October 13, 2016, we completed a public offering of our common stock in which we sold 2,752,637 shares of our common stock at a price of $10.10 per share.  We raised net proceeds of approximately $26.6 million after deducting underwriting discounts and commissions and offering expenses.
FINANCIAL OPERATIONS OVERVIEW
Revenues
To date, we have not generated any revenues.  In the future, we may generate revenue from a combination of product sales, license fees and other upfront payments, research and development payments, milestone payments, royalties in connection with strategic alliances and government and other third-party funding. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones and the extent to which any of our products is approved and successfully commercialized. If we are unable to fund our development costs, or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
Research and development expenses
To date, our research and development expenses have related primarily to preclinical development of our CD101 and CD201 product candidates and our Cloudbreak immunotherapy technology platform, as well as clinical development of CD101 IV and CD101 topical. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and preclinical and clinical trial costs.  We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or activities within studies and other events.
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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the phase of development of the product candidates; and

•	the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
CD101 IV	$2,423	$2,374	$7,354	$5,224
CD101 topical	1,904	1,231	4,524	2,266
Cloudbreak immunotherapy platform	844	727	2,367	1,579
Personnel costs	2,586	1,646	7,628	4,763
Other research and development expenses	972	788	2,516	2,079
Total research and development expenses	$8,729	$6,766	$24,389	$15,911

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016.
RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2016 and 2015
The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,
	2016	2015	Change
Research and development	$8,729	$6,766	$1,963
General and administrative	3,607	2,441	1,166
Other income (expense), net	109	33	76
Research and development expenses
Research and development expenses were $8.7 million for the three months ended September 30, 2016 compared to $6.8 million for the three months ended September 30, 2015.  Expenses for our CD101 product candidates continued to increase as we initiated our Phase 2 clinical trials for CD101 IV and CD101 topical.  In addition, we continued preclinical development activities on our Cloudbreak platform. Personnel costs were greater than they were in the comparable quarter in the prior year due to increases in headcount to support these activities.
General and administrative expenses
General and administrative expenses were $3.6 million for the three months ended September 30, 2016 compared to $2.4 million for the three months ended September 30, 2015. The increase in general and administrative expenses was primarily related to personnel costs and market research costs.
Other Income (Expense)
Other income during the three month period ended September 30, 2016 relates to income generated from cash held in interest-bearing investments.
Comparison of the nine months ended September 30, 2016 and 2015
The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine months Ended September 30,
	2016	2015	Change
Research and development	$24,389	$15,911	$8,478
General and administrative	9,694	6,474	3,220
Other income (expense), net	312	60	252
Research and development expenses
Research and development expenses were $24.4 million for the nine months ended September 30, 2016 compared to $15.9 million for the nine months ended September 30, 2015.  Expenses for our CD101 product candidates continued to increase as we initiated our Phase 2 clinical trials for CD101 IV and CD101 topical.  In addition, we continued preclinical development activities on our Cloudbreak platform.  Personnel costs were greater than the comparable period in the prior year due to increases in headcount and stock-based compensation.
General and administrative expenses
General and administrative expenses were $9.7 million for the nine months ended September 30, 2016 compared to $6.5 million for the nine months ended September 30, 2015. The increase in general and administrative expenses was primarily related to personnel costs and increased market research.  In addition, we have incurred increased costs to operate as a publicly traded company, including insurance, professional fees, and consulting fees.
Other Income (Expense)
Other income during the nine months ended September 30, 2016 relates to income generated from cash held in interest-bearing investments.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have received $188.8 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, our initial public offering, our entry into a debt facility in October 2016 with Pacific Western Bank, and our October 2016 public offering of common stock.
As of September 30, 2016, we had $24.6 million in cash and cash equivalents and $54.7 million in short-term investments. The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine months Ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(28,045)	$(19,221)
Investing activities	(9,904)	(50,646)
Financing activities	9	111,542
Net increase (decrease) in cash and cash equivalents	$(37,940)	$41,675
Operating activities
Net cash used in operating activities was $28.0 million for the nine months ended September 30, 2016 compared to $19.2 million for the nine months ended September 30, 2015. The increase in net cash used in operating activities was attributable primarily to our net loss of $33.8 million for the nine months ended September 30, 2016 compared to a net loss of $22.3 million for the nine months ended September 30, 2015. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our primary investing activities during the nine month periods ending September 30, 2016 and 2015 consisted of purchases and maturities of short-ter1m investments. For the nine months ended September 30, 2016, we purchased approximately $69.6 million of short-term investments and received proceeds of $60.0 million from the maturity of short-term investments. We purchased approximately $49.9 million of short-term investments during the nine months ended September 30, 2015 and no short-term investments matured during that same period.
Financing activities
Net cash provided by financing activities during the nine months ended September 30, 2016 consisted of cash received from the exercise of stock options.  Comparatively, during the nine months ended September 30, 2015, net proceeds from the sale of our Series B convertible preferred stock and our initial public offering were $41.9 million and $69.5 million, respectively.
Operating Capital Requirements
To continue to fund operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, or liquidate or grant rights to assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.  Although it is difficult to predict future liquidity requirements, we believe, based on our current operating plans, that our existing cash, cash equivalents and marketable securities, access to capital under our Loan Agreement with Pacific Western Bank and anticipated interest income will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months. However, our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than the following:
On October 3, 2016, we entered in the Loan Agreement with Pacific Western Bank, under which we borrowed $10.0 million, or the Term A Loan, and may borrow an additional $10.0 million, or the Term B Loan, on or prior to April 3, 2018, subject to certain terms and conditions set forth therein, including our achievement of certain milestones.
The Term A Loan matures on October 3, 2020. Repayment of the Term A Loan will be interest-only through April 2, 2018, which will be extended by six months if certain milestones are achieved. The interest-only period will be followed by 30 equal monthly payments of principal and interest; provided that there will be 24 equal monthly payments if the Term B milestone amount is achieved. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 1.0%.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements.
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
As of September 30, 2016, we had cash and cash equivalents of $24.6 million and short-term investments totaling $54.7 million.  We generally hold our cash in checking and savings accounts and invest excess capital in money market funds, certificates of deposit and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize our exposure to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months.  If a 10% change in interest rates had occurred on September 30, 2016, this change would not have had a significant impact on the fair value of our investment portfolio as of that date.
We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of September 30, 2016, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.
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
As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.
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
We have completed a Phase 1 clinical trial of CD101 IV, and we are currently enrolling a Phase 2 clinical trial of CD101 IV in candidemia and a Phase 2 clinical trial of CD101 topical in vulvovaginal candidiasis, or VVC.  We are also conducting

IND enabling studies of CD201, our Cloudbreak development candidate to treat infections caused by multidrug-resistant Gram negative pathogens. Because of the early stage of our development efforts, we are still in the process of determining the overall clinical development path for our current and future product candidates. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The success of CD101 IV, CD101 topical, CD201, and any other product candidates we may develop will depend on many factors, including the following:

•	successful completion of preclinical studies;

•	successful enrollment in, and completion of, clinical trials;

•	demonstrating safety and efficacy;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and technologies;

•	launching commercial sales of the product candidates, if and when approved, whether alone or selectively in collaboration with others;

•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the products following approval; and

•	enforcing and defending intellectual property rights and claims.
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial. Moreover, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For example, the historically observed high rate of correlation for clinical efficacy for antifungals, antibacterials and other anti-infectives based on preclinical data may not apply for our current or future product candidates, and any of the potential benefits that we anticipate for human clinical use may not be realized.
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

•
the supply of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be delayed or insufficient, or the quality of such materials may be inadequate.

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
A key element of our strategy is to use and expand our Cloudbreak immunotherapy platform to build a pipeline of development candidates and progress these through clinical development for the treatment of a wide variety of infectious diseases, including fungal, bacterial and viral infections.  In September 2016, we selected a lead Cloudbreak development candidate, CD201, which is a novel, bispecific antimicrobial immunotherapy being developed for the treatment of multidrug-resistant Gram-negative bacterial infections, including those caused by MCR-1 resistant pathogens. We have not yet identified any other development candidates from the Cloudbreak platform. CD201 and other potential development candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and eventually commercialize products based on our Cloudbreak immunotherapy platform, our ability to obtain product revenues in future periods could be limited, which could result in significant harm to our financial position and adversely affect our share price.
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

•	severity of the disease under investigation;

•	availability, safety and efficacy of approved medications or other investigational medications being studied clinically for the disease under investigation;

•	eligibility criteria for the trial in question;

•	perceived risks and benefits of the product candidate under study;

•	efforts to facilitate timely enrollment in clinical trials;

•	reluctance of physicians to encourage patient participation in clinical trials;

•	the ability to monitor patients adequately during and after treatment;

•	proximity and availability of clinical trial sites for prospective patients;

•	delays or failures in maintaining an adequate supply of quality drug product for use in the trials; and

•	changing treatment patterns may reduce the burden of disease which our product candidates address.
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
All of our programs are in preclinical development or are in early stages of clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, the pharmacokinetic properties, such as a longer half-life or less frequent dosing regimen, that differentiate CD101 IV from other echinocandins could have side effects that we have not anticipated and the consequences of such side effects could be more severe than has been seen with other echinocandins that have shorter half-lives or, for more frequent dosing regimens, or are dosed at lower concentrations than we expect for CD101 IV. Additionally, CD101 topical is the first application of an echinocandin antifungal as a topical treatment and may have side effects related to the formulation or the method of treatment delivery that are unexpected and different from those of other echinocandin antifungals. Further, the treatment advantages that we are predicting for CD101 IV, such as lower healthcare costs resulting from an ability to administer CD101 IV once-weekly or the predicted ability of CD101 IV to be effective against resistant strains of fungal pathogens, may not be realized. For CD201, the bispecific mechanism of action, including the use of the immune system, may lead to side effects that are not anticipated based on the preclinical work we have conducted to date.
In the biotechnology industry, many agents that initially show promise in early stage testing may later be found to cause side effects that prevent further development of the agent. In addition, fungal and bacterial infections can occur in patients with co-morbidities and weakened immune systems, and there may be adverse events and deaths in our clinical trials that are attributable to factors other than investigational use of our product candidates.
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
CD201 will compete against approved and investigational agents for the treatment of bacterial infections. We intend to develop other product candidates from our Cloudbreak immunotherapy platform for the treatment of invasive fungal, bacterial or viral infections.  We are aware of a number of approved and investigational therapies in these areas.
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
Many of our competitors have significantly greater name recognition, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These same competitors may invent technology that competes with our CD101 programs or our Cloudbreak immunotherapy platform.
These third parties may compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

*Even if we are able to commercialize any product candidates, these products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and we will face an even greater risk if we commercially sell any products that receive marketing approval. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
Although we have product liability insurance for our clinical trials, such insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we continue or expand our clinical trials and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
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
*We may not be successful in our efforts to identify, discover, in-license or acquire potential product candidates.
In September 2016, we selected a lead Cloudbreak development candidate, CD201, which is a novel, bispecific antimicrobial immunotherapy being developed for the treatment of multidrug-resistant bacterial infections, including those caused by MCR-1 resistant pathogens. We have not yet identified any other development candidates from the Cloudbreak platform. Our Cloudbreak immunotherapy platform and other drug discovery efforts may not be successful in identifying additional molecules that could be developed as drug therapies. Our research programs may initially show promise in identifying such potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency or bioavailability to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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
We current rely and expect to continue to rely on third parties, such as contract research organizations, contract manufacturers of clinical supplies, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us at any time. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated

protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If we need to enter into alternative arrangements, it would delay our product development activities.
Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other international regulatory agencies require us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, available at www.clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
We may be unable to establish agreements with third-party manufacturers for preclinical, clinical or commercial supply on terms favorable to us, or at all. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party, including the inability to supply sufficient quantities or to meet quality standards or timelines; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
Third-party manufacturers may not be able to comply with current U.S. Good Manufacturing Practice requirements, or cGMPs, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with cGMPs or other applicable regulations, even if such failures so not relate specifically to our product candidates or approved products, could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could adversely affect supplies of our product candidates and harm our business and results of operations.
Any product that we may develop may compete with other product candidates and products for access to these manufacturing facilities. There are a limited number of manufacturers that operate under cGMPs and that might be capable of manufacturing for us.
Any performance failure on the part of our existing or future manufacturers, including a failure that may not relate specifically to our product candidate or approved product, could delay clinical development or marketing approval or adversely impact our ability to generate commercial sales. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer.
Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
We currently rely, and expect to continue to rely, on third parties to release, label, store and distribute drug supplies for our clinical trials. Any performance failure on the part of these third parties, including a failure that may not relate specifically to our product candidate or approved product, could delay or otherwise adversely impact clinical development or marketing approval of our product candidates or commercialization of our drugs, producing additional losses and depriving us of potential revenue.
Moreover, our manufacturers and suppliers may experience difficulties related to their overall businesses and financial stability, which could result in delays or interruptions of our supply of our product candidates or approved products.

We do not have alternate manufacturing plans in place at this time. If we need to change to other manufacturers, the FDA and comparable foreign regulators may have to approve these manufacturers’ facilities and processes prior to our use, which would require new testing and compliance inspections. In addition, the new manufacturers would have to be educated in or independently develop the processes necessary for production. This would result in delays and costs, and in the case of approved products, the potential loss of revenue.
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

•
collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or proprietary information or expose us to potential litigation;

•
disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or products or that result in costly litigation or arbitration that diverts management attention and resources;

•	we may lose certain valuable rights under circumstances identified in our collaboration agreements if we undergo a change of control;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;

•	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all; and

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters
*If we are unable to take full advantage of regulatory programs designed to expedite drug development or provide other incentives, our development programs may be adversely impacted.
There are a number of incentive programs administered by the FDA and other regulatory bodies to facilitate development of drugs in areas of unmet medical need. We have limited human safety and pharmacokinetic data on CD101 IV, and no human clinical data on any of our other product candidates.  CD101 IV received the designations as a Qualified Infectious Disease Product, or QIDP, a fast track product, and an orphan drug in the U.S. CD101 topical received the designations as a QIDP and a fast track product.  Our product candidates may not qualify for or maintain designations under additional incentive programs under any of the FDA’s existing or future programs to expedite drug development in areas of unmet medical need. Our inability to fully take advantage of these incentive programs may require us to run larger trials, incur delays, lose marketing exclusivity for which we would otherwise be eligible, and incur greater expense in the development of our product candidates.
*If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be impaired.
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, release, safety, efficacy, regulatory filings, recordkeeping, labeling, storage, distribution, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. For example, in order to commence clinical trials of our product candidates in the United States, we must file an IND and obtain FDA agreement to proceed.

The FDA may place our development program on clinical hold and require further preclinical testing prior to allowing our clinical trials to proceed.
We must obtain marketing approval in each jurisdiction in which we market our products. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not submitted a marketing application or received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process, testing, release, and inspection of manufacturing facilities and personnel by the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
The process of obtaining marketing approvals, both in the United States and elsewhere, is expensive, may take many years and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot assure you that we will ever obtain any marketing approvals in any jurisdiction. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical or other studies, changes in the manufacturing process or facilities, and clinical trials. Moreover, approval by the FDA or an equivalent foreign authority does not ensure approval by regulatory authorities in any other countries or jurisdictions, but a failure to obtain marketing approval in one jurisdiction may adversely impact the likelihood of approval in other jurisdictions. In addition, varying interpretations of the data obtained from preclinical testing, manufacturing and product testing, and clinical trials could delay, limit or prevent marketing approval of a product candidate. Additionally, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
*Any product candidate for which we obtain marketing approval could be subject to marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.
Any product candidate for which we obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements for product facilities, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not comply with these restrictions, we may be subject to enforcement actions.
In addition, later discovery of previously unknown problems with our products, manufacturers or manufacturing processes and facilities, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on such products, manufacturers or manufacturing processes or facilities;

•	restrictions on the labeling, marketing, distribution or use of a product;

•	requirements to conduct post-approval clinical trials, other studies, or other post-approval commitments;

•	warning or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenue;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our products;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties.
*Our relationships with customers, health care professionals and third-party payors will be subject to applicable healthcare laws, which could expose us to penalties, including administrative, civil or criminal penalties, damages, fines, imprisonment, exclusion from participation in federal healthcare programs such as Medicare and Medicaid, reputational harm and diminished profits and future earnings.
Healthcare professionals and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with customers, healthcare professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following, among others:

•
the federal healthcare anti-kickback statute prohibits persons and entities from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

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

•
the federal transparency requirements under the Affordable Care Act require, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payors, including private insurers, and some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities or marketing expenditures.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs.  Interpretations of standards of compliance under these laws and regulations are rapidly changing and subject to varying interpretations, and it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other laws that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, imprisonment and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
Risks Related to Our Intellectual Property
*If our efforts to protect the proprietary nature of the intellectual property related to CD101 IV, CD101 topical, CD201 or our other product candidates are not adequate, we may not be able to compete effectively in our market.
We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to CD101 IV, CD101 topical, CD201 and our other product candidates. Any involuntary disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain and our commercial success will depend on our ability to obtain patents and maintain adequate protection for CD101 IV, CD101 topical, CD201 and other product candidates in the United States and other countries. We currently hold issued U.S. utility and foreign patents, and multiple pending U.S. utility patent applications, pending U.S. provisional patent applications, and pending international, foreign national and regional counterpart patent applications covering various aspects of CD101 IV, CD101 topical, CD201, our Cloudbreak immunotherapy platform, and other technology. The patent applications may fail to result in issued patents in the United States or in foreign countries or jurisdictions. Even if the applications do successfully issue, third parties may challenge the patents.

Further, the existing and/or future patents, if any, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent and patent applications we own with respect to CD101 IV, CD101 topical or CD201 or the patents we pursue related to any of our other product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize CD101 IV, CD101 topical, CD201 and our other product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced, although a patent term extension or supplementary protection certificate may be available in certain jurisdictions and having varied scope to compensate for some of the lost patent term. In addition, we do not know whether:

•	we were the first to make the inventions covered by each of our pending patent applications or our issued patents;

•	we were the first to file patent applications for these inventions;

•	others will independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our pending patent applications will result in issued patents;

•	any of our patents, once issued, will be valid or enforceable or will issue with claims sufficient to protect our products, or will be challenged by third parties;

•	any patents issued to us will provide us with any competitive advantages;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will have an adverse effect on our business.
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
*Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of CD101 IV, CD101 topical, CD201 and/or our other product candidates. Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. If any third-party patents were held by a court of competent jurisdiction to cover the CD101 or CD201 manufacturing process, any molecules formed during the CD101 or CD201 manufacturing process or the final CD101 or CD201 products for any use thereof, the holders of any such patents may be able to block our ability to commercialize CD101 IV, CD101 topical or CD201, as applicable, unless we obtained a license under the applicable patent or patents, or until such patents expire. These same issues and risks arise in connection with any other product candidates we develop as well. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, or at all. Any inability to obtain such a license under the applicable patents on commercially reasonable terms, or at all, may have a material adverse effect on our ability to commercialize CD101 IV, CD101 topical, CD201 or any of our other product candidates until such patents expire.
In addition, third parties may obtain patents in the future and claim that our product candidates and/or the use of our technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products, which may be impossible and/or require substantial time and monetary expenditure. In addition, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of CD101 IV, CD101 topical, CD201 or any of our other product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would not be able to further develop and commercialize such product candidates, which could harm our business significantly.
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
As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve both technological and legal complexity, and are therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently implemented wide-ranging patent reform legislation, including patent office administrative proceedings that offer broad opportunities to third parties to challenge issued patents. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, the USPTO, and foreign governmental bodies and tribunals, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held in 2013 that certain claims to DNA molecules are not patentable, and lower courts have since been applying this case in the context of other types of biological subject matter. We cannot predict how future decisions by the courts, the U.S. Congress, the USPTO, or foreign governmental bodies or tribunals may impact the value of our patent rights.
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
Since our inception, we have incurred significant operating losses. Our net loss was $33.8 million and $22.3 million for the nine month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $79.3 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, and our initial public offering of our common stock, or our IPO, our October 2016 term loan facility with Pacific Western Bank, or Pacific Western, and our October 2016 follow-on public offering of common stock. We have devoted substantially all of our financial resources and efforts to research and development. We recently initiated a Phase 2 clinical trial of CD101 IV in candidemia and a Phase 2 clinical trial of CD101 topical in VVC, and we recently commenced IND enabling studies of CD201.  We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	submit INDs to the FDA and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards, or IRBs, at clinical trial sites;

•	advance CD101 IV and CD101 topical through clinical development;

•	continue the preclinical development of CD201 and any other product candidates from our Cloudbreak immunotherapy platform and advance one or more of such product candidates into clinical trials;

•	identify additional lead candidates and advance them into preclinical and clinical development;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;

•	maintain, expand and enforce our intellectual property portfolio;

•	hire additional manufacturing, clinical, regulatory, quality assurance and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support product development; and

•	acquire or in-license other product candidates and technologies.
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for our product candidates, initially CD101 IV and CD101 topical, and CD201, and any other product candidates that result from our Cloudbreak platform. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of the approved product. Furthermore, we expect to incur additional costs associated with operating as a public company. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates and Cloudbreak platform;

•	the costs, timing and outcome of any regulatory review of our product candidates;

•	the costs and timing of commercialization activities, including manufacturing, marketing, sales and distribution, for any product candidates that receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our ability to establish and maintain collaborations, when and if necessary, on favorable terms, if at all; and

•	the extent to which we acquire or in-license other product candidates and technologies.
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
Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through September 30, 2016, our operations have been financed primarily by gross proceeds of approximately $151.0 million from the issuance of convertible debt securities, the sale of shares of convertible preferred stock, and the sale of shares of our common stock in our IPO. As of September 30, 2016, we had cash, cash equivalents, and short-term investments of $79.3 million. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, or liquidate or grant rights to assets where possible.  Any of these actions could materially harm our business, results of operations and future prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.
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

*The terms of our term loan facility place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement governing the debt facility may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.
In October 2016, we entered into a Loan and Security Agreement with Pacific Western, under which we borrowed $10.0 million and may borrow an additional $10.0 million on or prior to April 3, 2018, subject to certain terms and conditions set forth therein, including our achievement of certain milestones.
The outstanding principal balance under our term loan facility with Pacific Western is secured by a security interest in substantially all of our assets, other than intellectual property, which is subject to a double negative pledge. The loan and security agreement, or the loan agreement, governing the debt facility requires us to comply with a number of customary affirmative and restrictive covenants, including covenants that limit our ability to, among other things: transfer any part of our business or property; merge or consolidate with another entity or otherwise experience a change in control; incur additional indebtedness; encumber the collateral securing the loan; declare or pay any cash dividend or make distributions on our capital stock; repurchase or redeem any class of stock or other equity interest; acquire, own or make investments; and make certain capitalized expenditures over a specified threshold, in each case subject to exceptions. In addition, the loan agreement contains an operating covenant, which requires us to achieve certain development milestones on or before March 31, 2018. Subsequent operating covenants will be reset in 2018. The loan agreement also includes standard events of default, including a provision that Pacific Western could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect on (i) our operations, business or financial condition and subsidiaries taken as a whole; (ii) our ability to perform or pay the secured obligations under the loan agreement and related agreements; or (iii) the collateral pledged to Pacific Western under the loan agreement. Upon such determination, Pacific Western could declare all obligations under the loan agreement immediately due and payable. Although, in and of itself, the occurrence of adverse results or delays in any clinical study or the denial, delay or limitation of approval of or taking of any other regulatory action by the United States Food and Drug Administration or another governmental entity will not constitute a material adverse effect under the loan agreement, Pacific Western may determine that such an event together with contemporaneous events or circumstances constitutes a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the loan agreement. If we default under the facility, Pacific Western may accelerate all of our repayment obligations. At such time, we may not have enough available cash or be able to raise additional funds on satisfactory terms, if at all, through equity or debt financings to repay our indebtedness at the time any such repayment is required and, if we are unable to access funds to meet those obligations or to renegotiate the loan agreement, Pacific Western could take control of our pledged assets and may sell the pledged assets. In such an event, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we were liquidated, Pacific Western’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Pacific Western of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.
We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness under the loan agreement. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral or force us into bankruptcy or liquidation.
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
Recruiting and retaining qualified scientific, clinical, manufacturing, regulatory, quality assurance, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific, regulatory, quality assurance, and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
We expect to expand our operations, and may encounter difficulties in managing our growth, which could disrupt our business.
We expect to expand the scope of our operations, particularly in the areas of drug development, manufacturing, clinical, regulatory affairs, quality assurance, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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

•
any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter, "complete response" letter, or a request for additional information;

•	adverse results, suspensions, terminations, or delays in clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our contract manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•	our inability to establish collaborations if needed;

•	our failure to commercialize our product candidates;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our initial fungal and bacterial infection target markets;

•	our ability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated variations in quarterly operating results;

•	our cash position and our ability to raise additional capital and the manner and terms on which we raise it;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

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
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through 2020, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (a) December 31, 2020, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1 billion, (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (d) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
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
As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The NASDAQ Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 16,673,286 shares of common stock outstanding as of October 31, 2016. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
Pursuant to our 2015 Equity Incentive Plan, or the 2015 EIP, our management is authorized to grant stock options to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under the 2015 EIP will automatically increase on January 1 of each year through and including January 1, 2025, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Additionally, the number of shares of our common stock reserved for issuance under our 2015 Employee Stock Purchase Plan, or the ESPP, will automatically increase on January 1 of each year through and including January 1, 2025, by the lesser of 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or 490,336 shares. Unless our board of directors elects not to increase the number of shares available for future grant each year under the 2015 EIP and the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall.
*We have broad discretion in the use of working capital and may not use it effectively.
Our management will have broad discretion in the application of our working capital. Because of the number and variability of factors that will determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Our management might not apply our working capital in ways that ultimately increase the value of your investment. We expect to use our working capital to fund the clinical development of our CD101 IV and CD101 topical programs, the IND enabling studies for CD201, expansion of our Cloudbreak immunotherapy platform and general operating expenses. The failure by our management to apply this working capital effectively could harm our business. Pending its use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our most recent private placements, our IPO, our October 2016 follow-on public offering of common stock and other transactions that have occurred since our inception in 2012, we may or may not have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2015, we had U.S. net operating loss carryforwards of approximately $39.3 million, which begin to expire in 2032, which could be limited if we experience an “ownership change.”
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
There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC. Through September 30, 2016, we have not used any of the net proceeds from the offering. Pending their use, we plan to invest the net proceeds from this offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.
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

Cidara Therapeutics, Inc.

Date: November 10, 2016	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Matthew Onaitis
Matthew Onaitis
Chief Financial Officer and General Counsel
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(2)	Form of Common stock Certificate of the Registrant.

4.2(2)	Second Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated February 10, 2015

10.1(3)	Consulting and Independent Contractor Agreement, dated as of September 2, 2016, by and between the Registrant and Dirk Thye, M.D.

10.2	Form of Amended and Restated Employment Agreement, dated as of September 19, 2016, by and between the Registrant and its executive officers.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 1, 2016.