Form 10-K
period 2016-12-31
Cidara Therapeutics, Inc.
filed 2017-03-15
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 Per Share; Common stock traded on the NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Market on June 30, 2016, was approximately $118.6 million.
The number of shares of Registrant’s Common Stock outstanding as of February 28, 2017 was 16,801,184.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.  Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2016.

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
These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report on Form 10-K and are subject to risks and uncertainties. We discuss many of these risks in greater detail under “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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

CIDARA THERAPEUTICS, INC.

PART I
Item 1. Business.
We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment of diseases that are inadequately addressed by current standard of care therapies. We are developing a balanced pipeline of product and development candidates, with an initial focus on serious fungal and bacterial infections. Our lead product candidate is CD101 IV, an intravenous formulation of a novel echinocandin. CD101 IV is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections. In addition, we are developing CD201, our bispecific antimicrobial immunotherapy, for the treatment of multidrug-resistant bacterial infections. CD201 is the first development candidate selected from our proprietary Cloudbreak™ platform, which is designed to create compounds that direct a patient’s immune system to attack and eliminate bacterial, fungal or viral pathogens.
We are focused on the anti-infectives market, which we believe has the following advantages for the development of innovative products:

•	a high correlation between efficacy in preclinical animal models and outcomes of clinical trials for systemic disease;

•	a regulatory environment that provides developers of anti-infectives opportunities to reduce development costs and time to market;

•	an ability to commercialize anti-infective products with a focused sales and marketing organization for inpatient and outpatient settings; and

•
attractive commercial opportunities in certain segments of the market, such as the estimated $3.7 billion global prescription systemic antifungal market in which there is high unmet need, high mortality rate and few new agents in development.

CD101 IV
CD101 IV is a novel molecule in the echinocandin class of antifungals. We are developing CD101 IV for the treatment and prevention of systemic Candida infections. These infections include candidemia and invasive candidiasis, fungal infections associated with high mortality rates. We are currently conducting a Phase 2 clinical trial of CD101 IV called the STRIVE study. We plan to enroll at least 90 patients with Candida bloodstream infections and invasive forms of candidiasis and expect topline results from this trial in the fourth quarter of 2017.
Cloudbreak Immunotherapy Platform and CD201
We continue to advance our Cloudbreak immunotherapy platform, which we believe has broad potential applications across a wide spectrum of infectious diseases, including bacterial, fungal and viral infections.  We believe that our Cloudbreak immunotherapy platform is a fundamentally new approach for the treatment of infectious disease. To date, we have generated preclinical, in vivo proof of concept data in both our Cloudbreak antibacterial program and our Cloudbreak antifungal program. In September 2016, we selected a lead Cloudbreak development candidate, CD201.
CD201 is a novel, bispecific antimicrobial immunotherapy being developed for the treatment of multidrug-resistant Gram-negative bacterial infections, including those caused by pathogens harboring the mcr-1 plasmid.
Our Strategy
Our objective is to become the leading biotechnology company in the discovery, development and commercialization of novel, best-in-class anti-infectives. Key elements of our strategy include:

•
Rapidly advance our initial antifungal and antibacterial candidates to commercialization. We plan to leverage the favorable regulatory environment for anti-infectives to expedite the development of our product and development candidates.

•
Continue to invest in our Cloudbreak immunotherapy platform. We believe that our Cloudbreak immunotherapy platform has broad potential applications across a wide spectrum of infectious diseases, including bacterial, fungal and viral infections. We intend to pursue the generation of new Cloudbreak development candidates to strengthen our pipeline. In addition, we will continue to establish intellectual property related to this platform, its applications and development candidates.

•
Commercialize products in the United States with a targeted sales force. The anti-infectives market benefits from an ability to address large sales opportunities with a relatively small, specialized commercial organization. We currently intend to build and manage a targeted sales and marketing organization to commercialize our products, if approved, in the United States, addressing the relatively small base of well-defined customers in both

CIDARA THERAPEUTICS, INC.

the hospital and outpatient settings. In geographies outside the United States, we may seek to collaborate with other parties to commercialize our products.
CD101
We acquired CD101, a novel echinocandin antifungal agent, in 2014. We believe CD101 has the potential to be differentiated from other echinocandins and other classes of antifungal agents based on its prolonged half-life, high Cmax, or maximum concentration reached, safety and tolerability profile, lack of drug-drug interactions, tissue penetration and high AUC, or area under the curve, which measures the overall drug exposure per dose.
CD101 IV is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections. We conducted a Phase 2 clinical trial for CD101 topical for the treatment of acute vulvovaginal candidiasis, or VVC, a prevalent mucosal infection, but the efficacy results were not sufficient to warrant further development of the two formulations of CD101 topical tested.
CD101 IV
Overview of Systemic Fungal Infections and the Antifungal Market
Fungal infections pose significant medical challenges in both hospital and outpatient settings. While fungi are ubiquitous in our environment, they are usually harmless for people with a normal immune system. Most fungal infections are topical and local in nature, occurring on the skin, in the vaginal tract, or in other parts of the body. However, if fungi access and proliferate in the bloodstream, these infections become systemic and potentially life-threatening. Risk factors for systemic fungal infections include recent gastrointestinal surgery, broad-spectrum antibiotic use, central vascular catheter placement, use of total parenteral nutrition, renal failure, solid organ transplantation, bone marrow transplantation, and other forms of immune suppression.
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
The current treatment alternatives for systemic fungal infections, including polyenes, azoles and currently-approved echinocandins, have limitations that we believe may be addressed by novel antifungals. While these drugs have proven to be efficacious in many patients, mortality rates remain high, and the polyenes and azoles may cause severe side effects warranting discontinuation and are known to cause drug interactions that can limit their utility.
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
The approved echinocandins include caspofungin, micafungin, and anidulafungin, and are considered both well tolerated and safe relative to other antifungal drug classes. However, they must be administered daily by IV infusion, potentially extending the hospitalization of patients for the duration of therapy and limiting their use mainly to the hospital setting. Despite this limitation, the use of echinocandins in the outpatient setting is growing at ten percent per year, and the total days of therapy for this class are shifting from inpatient to outpatient therapy. This trend is reflective of increased need for

CIDARA THERAPEUTICS, INC.

broad spectrum Candida coverage, increasing azole resistance and complications due to the complexity of patients, and a financial incentive to discharge patients earlier to reduce hospital costs.
In addition, the CDC reports that certain species of Candida are becoming increasingly resistant to available antifungals, such as the azoles and approved echinocandins. Widespread usage of antifungals in the azole class, in particular, has stimulated an increase in resistance.  Non-albicans Candida, which have a higher rate of azole resistance, now cause approximately two-thirds of candidemia cases in the US. In a recent study of cancer patients with Candida infections from MD Anderson Cancer Center, patient prognosis was inversely correlated with resistance to caspofungin. Patients infected with the most drug-sensitive strains had a 28-day survival rate of 75% compared to only 25% for those with caspofungin-resistant strains.
In order to be effective, an echinocandin drug should be present early in therapy at an exposure that is as high as is safely possible. The key pharmacokinetic parameters affecting exposure include the drug’s half-life, C max, and AUC. The maximum dose that can be used is based on the drug’s overall safety profile. With echinocandin drugs, high drug exposures early in therapy, as measured by C max or AUC, maximize the antifungal therapeutic benefit of these drugs. When a fungus starts to develop resistance to a drug, the MIC rises, which means that a higher drug exposure will be required in order for the drug to have the same efficacy as it has against sensitive strains. Having a C max and an AUC that are far greater than the starting MIC provides the best chance of treating infections caused by strains resistant to other antifungals, including other echinocandins. A recent analysis suggests that micafungin, the market leader in the US, achieves only 85% target attainment, meaning 15% of the time, not enough drug is available to sufficiently kill Candida albicans. Additionally, the EU label for caspofungin requires higher doses in obese patients, suggesting pharmacokinetics are not optimized.
Despite the widespread continued use of each class of antifungals, we believe that market opportunities exist for novel therapeutics which combine the spectrum and safety of the echinocandins with a more convenient dosing schedule enabled by improved pharmacokinetic characteristics.
Our Solution—CD101 IV for the Treatment of Candidemia and Invasive Candidiasis
Due to its novel chemical structure, CD101 IV has a prolonged half-life, a high Cmax and a high AUC. In addition, CD101 was tested against 23 echinocandin-non-susceptible Candida isolates and demonstrated equivalent or greater potency against these strains compared to caspofungin, with up to eight-fold greater potency for several isolates.
These factors are in contrast to all other echinocandins, and we believe they can allow CD101 IV to be developed as a once-weekly IV therapy for the treatment and prevention of systemic fungal infections. We are developing CD101 IV to overcome the limitations of the echinocandin class and other antifungals by offering the following key benefits.

•
Potential to treat resistant pathogens. We believe that CD101 IV can be used to treat fungal infections caused by drug-resistant fungi, including those currently resistant to echinocandins, due to its potency against resistant strains and its higher drug exposure early in the course of therapy. We expect that this higher exposure early in the course of disease will improve outcomes in infections caused by both resistant as well as non-resistant pathogens.

•
Single-agent treatment. Rather than treating patients with an IV echinocandin followed by an oral azole solely to enable earlier hospital discharge, CD101 IV would enable extended single-agent, echinocandin treatment for the full course of therapy, thereby enabling treatment that is consistent with current guidance in the United States and European Union.

•
Shorter and less costly hospital stays, and lower outpatient costs. Physicians with access to a once-weekly echinocandin can potentially discharge appropriate patients earlier and thereby reduce hospital costs, which account for over 70% of the overall treatment cost of candidemia.  Furthermore, early discharge from the hospital setting may reduce the risk for contracting nosocomial pathogens.  For patients discharged on an echinocandin, once-weekly CD101 IV could eliminate significant outpatient infusion costs for once-daily IV echinocandin therapy.

•
Improved compliance. A once-weekly treatment of CD101 IV could facilitate compliance by eliminating the need for patients to return to a hospital or outpatient center for a daily dose of an IV echinocandin, and could eliminate the likelihood of patient non-compliance for those receiving oral step down therapy with a daily azole.

•
Enabling or improving prophylaxis regimens. Some patients cannot receive azole prophylactic therapy due to drug interactions or poor tolerability. We expect that once weekly CD101 IV therapy could provide for better prophylactic therapy on an inpatient and outpatient basis, particularly for these patients.

The FDA has granted CD101 IV designations for Orphan Drug, Qualified Infectious Disease Product, or QIDP, and Fast Track for the treatment of candidemia and invasive candidiasis.  The orphan drug designation provides eligibility for seven years of market exclusivity in the United States upon FDA approval, a waiver from payment of user fees, an exemption

CIDARA THERAPEUTICS, INC.

from performing clinical studies in pediatric patients, and tax credits for the cost of the clinical research.  The QIDP designation, provided under the Generating Antibiotic Incentives Now Act, or the GAIN Act, offers certain incentives for the development of new antibacterial or antifungal drugs, including eligibility for Fast Track designation, priority review and, if approved by the FDA, eligibility for an additional five years of marketing exclusivity.  Fast Track designation enables more frequent interactions with FDA to expedite drug development and review.  The seven-year period of marketing exclusivity provided through orphan designation combined with an additional five years of marketing exclusivity provided by the QIDP designation positions CD101 IV with a total of 12 years of marketing exclusivity to be granted at the time of FDA approval.
CD101 IV Clinical Results
Clinical Studies
In November 2015, we obtained data from our single ascending dose (SAD) study of CD101 IV. This was a Phase 1, randomized, double-blind, placebo-controlled, dose-escalation study to determine the safety, tolerability, and pharmacokinetics of single intravenous doses of CD101 in healthy subjects. Results demonstrated that CD101 IV was well tolerated in all dose cohorts after single doses of 50 mg, 100 mg, 200 mg, and 400 mg. CD101 IV exhibited a pharmacokinetic profile consistent with preclinical data and supportive of once-weekly dosing.
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

CIDARA THERAPEUTICS, INC.

Pharmacokinetic Properties of CD101 IV

Based on results from our single ascending dose trial, CD101 IV has a prolonged half-life of greater than 80 hours in humans. CD101 IV has the potential to be safely developed as a once-weekly IV therapy, enabling effective and convenient treatment for patients with candidemia or invasive candidiasis in the inpatient or outpatient settings.
CD101 IV demonstrated a Cmax and an AUC significantly higher than other approved echinocandins. Based on the higher drug exposure demonstrated by CD101 IV early in the course of therapy and high, sustained tissue concentration at the site of infection, we believe that CD101 IV can be used to treat some fungal infections caused by less susceptible fungi, including some of those currently resistant to echinocandins. We expect that this higher exposure and enhanced tissue penetration early in the course of disease will improve outcomes in infections caused by both resistant as well as non-resistant pathogens.
Clinical Development Plan
Based on discussions with the FDA, we assessed the pharmacokinetics and safety of CD101 IV in single and multiple ascending dose Phase 1 clinical trials in healthy subjects. Results from these clinical trials have been used to select the dose for the STRIVE study. We plan to enroll at least 90 patients with candidemia and invasive candidiasis and expect results from this trial in the fourth quarter of 2017.
Pending results from the STRIVE study, we plan to conduct a single randomized, double-blind, controlled Phase 3 pivotal clinical trial. Based on our interactions with the FDA to date, this Phase 3 trial in candidemia and invasive candidiasis, supported by data from our Phase 1 clinical program, our STRIVE study, our planned Phase 2 clinical trial in invasive candidiasis, and additional pharmacology studies, could suffice for approval of CD101 IV for the indications of candidemia and invasive candidiasis. A total safety database of at least 300 patients will be required, and possibly more if safety concerns are noted in the course of development. We may perform additional clinical research with CD101 IV in other populations with high unmet need.
CD101 Topical
In February 2017, we reported results from our Phase 2 clinical trial of CD101 topical, called the RADIANT study, which was designed to evaluate gel and ointment topical formulations of CD101 in women with moderate-to-severe VVC.
The RADIANT study was a multicenter, randomized, open-label, active-controlled, dose-ranging trial that enrolled 125 patients into three treatment cohorts. In the first cohort, 50 patients were treated with CD101 gel; a second cohort of 50 patients was treated with CD101 ointment. The third cohort comprised 25 patients treated with oral fluconazole.
The study found that while the gel and ointment topical formulations of CD101 tested in the study were well tolerated, both formulations were similar in efficacy to each other but lower in clinical and mycological cure rates compared to oral fluconazole. As a result, we have discontinued the CD101 topical development program for VVC.

CIDARA THERAPEUTICS, INC.

Cloudbreak Immunotherapy Platform and CD201
We continue to advance our Cloudbreak immunotherapy platform, which we believe has broad potential applications across a wide spectrum of infectious diseases, including bacterial, fungal and viral infections. We believe that our Cloudbreak immunotherapy platform is a fundamentally new approach for the treatment of infectious disease. The design of the Cloudbreak immunotherapy platform recognizes that most infectious disease is due to a temporary deficiency in the function of the immune system. Our Cloudbreak lead candidates are designed to address this deficiency by recruiting components of the patient’s immune system to the site of infection, enabling more effective treatment. Similar to the way that immunotherapy has the potential to revolutionize the treatment of cancer by redirecting the immune system to destroy cancer cells, we believe that our Cloudbreak immunotherapy platform has the potential to transform the treatment of infectious disease caused by a variety of bacterial, fungal and viral pathogens.
Cloudbreak has the potential to entail both small and large molecule approaches. In either case, the candidates would consist of a targeting moiety, or TM, that recognizes a cell surface target and an effector moiety, or EM, that is recognized by the immune system. The coupling of the TM to the EM results in a bispecific molecule that can direct the immune system specifically to the targeted pathogen.
Our Cloudbreak development candidates have the potential to feature the following attributes:

•	Small or large molecule components with well-defined targets and efficient testing;

•
selective binding to pathogens to amplify their immunogenicity (recognition by the immune system) and thereby efficient recruitment of the innate and adaptive immune system to assist in the rapid eradication of the pathogen;

•	use as adjunctive therapy along with standard of care regimens; and

•	broad applicability in the treatment of infectious diseases.
To date, we have generated preclinical, in vivo proof of concept data in both our Cloudbreak antibacterial program and our Cloudbreak antifungal program.
CD201
Overview of Antibacterials and Resistance
Antibacterials, also called antibiotics, are drugs used to treat infections that are caused by bacteria. Prior to the introduction of the first antibiotics in the 1930s and 1940s, bacterial infections were often fatal, and invasive surgery was accompanied by a high risk of infectious complications. Today, antibacterials are used routinely to treat and prevent infection. According to IMS Health, antibiotics accounted for $38.8 billion in sales globally in 2012, with healthcare providers prescribing 272 million courses of antibacterials in the United States alone.
There are two main varieties of bacteria, based on a common laboratory staining test known as the "Gram stain." Gram-positive bacteria are surrounded by a single lipid membrane and a thick cell wall. Common Gram-positive pathogens include Staphylococcus aureus (including methicillin-resistant strains), Streptococcus species, and Clostridium difficile. In contrast, Gram-negative bacteria are encircled by two lipid membranes, an inner membrane and an outer membrane, with

CIDARA THERAPEUTICS, INC.

a thinner cell wall in between. Gram-negative bacteria include P. aeruginosa, A. baumannii, and the Enterobacteriaceae, a family of related organisms that includes E. coli, K. pneumoniae, Enterobacter, Salmonella, and Shigella species. Each membrane in Gram-negative bacteria excludes different types of chemical entities, requiring Gram-negative active antibiotics to be specifically designed to permeate both membranes.
According to government agencies and physician groups, including the CDC and IDSA, one of the greatest needs for new antibiotics is to treat carbapenem-resistant Enterobacteriaceae, or CRE, and other drug-resistant Gram-negative pathogens. CRE leads to mortality rates of up to 50% in patients with bloodstream infections. Based on the significant increase in resistance rates in recent years, we anticipate CRE will continue to be a major health problem. For example, CDC surveillance data indicates that the rate of carbapenem resistance in Klebsiella species, a member of the Enterobacteriaceae, increased from 1.6% to 10.4% in the hospital setting in the United States between 2001 and 2011. In Italy, K. pneumoniae carbapenem resistance rates rose from 1 - 2% in 2006 to 32.9% in 2014.
Further, a plasmid-borne resistance gene, mcr-1, has been discovered in bacteria that are resistant to colistin. The presence of the mcr-1 gene and its ability to share its colistin resistance with other bacteria such as CRE raise the risk that pan-resistant bacteria could develop. The gene has been found primarily in Escherichia coli, but has also been identified in other members of the Enterobacteriaceae from human, animal, food and environmental samples on every continent.
According to the CDC, at least two million people each year in the United States acquire serious infections with bacteria that are resistant to one or more of the antibiotics designed to treat those infections, and each year, over 20,000 patients in the United States die from these infections. Similar problems exist throughout the world, and the World Health Organization has declared antibiotic resistance a threat to global health security. The development and spread of resistance is driven by the use of antibiotics. Once they arise, resistant bacteria can be transferred between patients and antibiotic resistance mechanisms can be transferred between bacterial species, thus increasing the problem.
Antibiotic-resistant infections not only cause significant morbidity and mortality, but also place a substantial cost burden on the healthcare system. In most cases, antibiotic-resistant infections require prolonged and/or costlier treatments, extend hospital stays, and necessitate additional doctor visits and higher healthcare expenditures compared with infections that are easily treatable with antibiotics. The CDC estimates that the excess annual cost resulting from these infections in the United States is as high as $20 billion.
Governments, in collaboration with the private sector, have begun to respond to this significant and growing unmet medical need by creating governmental and non-governmental entities tasked with addressing the problem and progressing legislation for reimbursement and regulatory reform, and economic incentives.
Our Solution - CD201
In September 2016, we selected a lead Cloudbreak development candidate, CD201. CD201 is a novel, bispecific antimicrobial immunotherapy being developed for the treatment of multidrug-resistant Gram-negative bacterial infections, including those caused by pathogens harboring the mcr-1 plasmid. CD201 is designed to work by binding to a target present on a wide range of Gram-negative bacteria, while simultaneously recruiting immune components to an infection site to coordinate localized host-mediated infection clearance.
CD201 has demonstrated antibacterial activity in vitro against a number of clinically significant Gram-negative bacteria, including Klebsiella, Acinetobacter, Pseudomonas and Enterobacter spp. and resistant pathogens (including bacteria resistant to carbapenems and colistin), as well as pathogens harboring the mcr-1 plasmid. CD201 also has demonstrated preliminary safety and efficacy in a number of animal models of infection.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture supplies of CD101 IV, CD201 any other Cloudbreak development candidates, and any future product candidates.
Our third-party contract manufacturers are currently producing, and will produce in the future, our product and development candidates for use in our preclinical studies and clinical trials utilizing reliable and reproducible synthetic processes and common manufacturing techniques. We obtain our supplies from manufacturers on a purchase order basis and do not have any long-term arrangements. In addition, we do not currently have any long-term arrangements in place for bulk drug substance or drug product services. We intend to identify and qualify additional manufacturers to provide bulk drug substance and drug product services prior to submission of any NDA to the FDA if necessary to ensure sufficient commercial quantities of each product.
Intellectual Property
The proprietary nature of, and protection for, CD101 IV, CD201, our Cloudbreak immunotherapy platform, our processes and our know-how are important to our business. We seek to protect our proprietary position through patent protection in

CIDARA THERAPEUTICS, INC.

the United States and internationally for CD101 IV, CD201, our Cloudbreak immunotherapy platform and any other technology to which we have rights where available and when appropriate. Our policy is to pursue, obtain, maintain and defend patent rights, developed internally and/or potentially licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our inventions, improvements and technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors-Risks Related to Our Intellectual Property.”
Our success will depend significantly on our ability to:

•	obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business;

•	defend and enforce our current and potential future patents;

•	preserve the confidentiality of our trade secrets; and

•	operate our business without infringing the patents and proprietary rights of third parties.
We have established, and will continue to build, proprietary positions for CD101, CD201 and any other product candidates and technology in the United States and abroad. As of February 28, 2017, our patent portfolio included 11 families of patent applications related to various aspects of CD101, and eight families of patent applications related to CD201 and/or our Cloudbreak immunotherapy platform.
For any issued patents related to CD101, we expect that they would expire in 2032 or 2033, excluding any additional term for patent term adjustments or applicable patent term extensions.
With respect to our Cloudbreak immunotherapy platform, including CD201, any patents that result from our currently pending applications would be expected to expire between 2034 and 2038, excluding any additional term for patent term adjustments or applicable patent term extensions.
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
In addition to the orphan drug designation, CD101 IV was designated as a Qualified Infectious Disease Product under the GAIN Act, making it eligible for an additional five years of market exclusivity.
Further, we seek trademark protection in the United States and internationally where available and when appropriate. We have filed for trademark protection in several countries for the Cidara trademark, which we use in connection with our pharmaceutical research and development services and our pharmaceutical compounds. We currently have registered trademarks for the Cidara mark in the United States, the European Union, and Australia and pending trademark applications in Canada. We also currently have a pending trademark application for Cloudbreak in the United States.
Competition
The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. We believe that CD101 IV, CD201, and any other Cloudbreak development candidate we may pursue in the future, paralleled with our scientific and development expertise in the field of anti-infectives, provide us with competitive advantages over our peers. However, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, and biotechnology companies, as well as from generic drug manufacturers, academic institutions, governmental agencies and public and private research institutions.
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

CIDARA THERAPEUTICS, INC.

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
Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and subject enrollment for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
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
Government Regulation
Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, import and export of pharmaceutical products, such as those we are developing.
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

CIDARA THERAPEUTICS, INC.

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
Clinical Trials
Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations.
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

CIDARA THERAPEUTICS, INC.

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
Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and integrity of the clinical data submitted.
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

CIDARA THERAPEUTICS, INC.

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
In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, biologics license applications and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which an orphan drug designation has been granted. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. After April 2013, the FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or submit a request for approval of a pediatric formulation.
Other Regulatory Requirements
Any drug manufactured or distributed by us pursuant to FDA approvals is subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a REMs program. Other potential consequences include, among other things:

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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
If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, as well as contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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

CIDARA THERAPEUTICS, INC.

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
Employees
As of February 28, 2017, we had 60 employees, 22 of whom hold Ph.D. or M.D. degrees, 41 of whom were engaged in research and development activities and 19 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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

CIDARA THERAPEUTICS, INC.

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
We have completed two Phase 1 clinical trials of CD101 IV, and we are currently enrolling a Phase 2 clinical trial of CD101 IV in candidemia.  We are also conducting IND enabling studies of CD201, our Cloudbreak development candidate to treat infections caused by multidrug-resistant Gram-negative pathogens. Because of the early stage of our development efforts, we are still in the process of determining the overall clinical development path for our current and future product candidates. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The success of CD101 IV, CD201, and any other product candidates we may develop will depend on many factors, including the following:

•	successful completion of preclinical studies;

•	successful enrollment in, and completion of, clinical trials;

•	demonstrating safety and efficacy;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and technologies;

•	launching commercial sales of the product candidates, if and when approved, whether alone or selectively in collaboration with others;

•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payers;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the products following approval; and

•	enforcing and defending intellectual property rights and claims.
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial. For example, we recently announced that the efficacy results of our Phase 2 clinical trial of CD101 topical were not sufficiently positive to continue development of that program.

CIDARA THERAPEUTICS, INC.

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

•
clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, modify planned clinical trial designs or abandon product development programs;

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to complete clinical trials of our product candidates or other testing successfully or in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements;

•	be subject to significant restrictions on reimbursement from public and/or private payers; or

•	have the product removed from the market after obtaining marketing approval.
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

CIDARA THERAPEUTICS, INC.

We may not be successful in our efforts to use and expand our Cloudbreak immunotherapy platform to build a pipeline of product candidates.
A key element of our strategy is to use and expand our Cloudbreak immunotherapy platform to build a pipeline of development candidates and progress these through clinical development for the treatment of a wide variety of infectious diseases, including bacterial, fungal and/or viral infections.  In September 2016, we selected a lead Cloudbreak development candidate, CD201, which is a novel, bispecific antimicrobial immunotherapy being developed for the treatment of multidrug-resistant Gram-negative bacterial infections, including those caused by pathogens harboring the mcr-1 gene. We have not yet identified any other development candidates from the Cloudbreak platform. CD201 and other potential development candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and eventually commercialize products based on our Cloudbreak immunotherapy platform, our ability to obtain product revenues in future periods could be limited, which could result in significant harm to our financial position and adversely affect our share price.
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
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. In addition, some of our competitors may have ongoing or new clinical trials for product candidates that would treat the same indications as our product candidates or be used in the same patients, and therefore patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

•	severity of the disease under investigation;

•	availability, safety and efficacy of approved medications or other investigational medications being studied clinically for the disease under investigation;

•	eligibility criteria for the trial in question;

•	perceived risks and benefits of the product candidate under study;

•	efforts to facilitate timely enrollment in clinical trials;

•	reluctance of physicians to encourage patient participation in clinical trials;

•	the ability to monitor patients adequately during and after treatment;

•	proximity and availability of clinical trial sites for prospective patients;

•	delays or failures in maintaining an adequate supply of quality drug product for use in clinical trials; and

•	changing treatment patterns that may reduce the burden of disease which our product candidates address.
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
All of our programs are in preclinical development or are in early stages of clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, the pharmacokinetic properties, such as a longer half-life or less frequent dosing regimen, that differentiate CD101 IV from other echinocandins could have side effects that we have not anticipated and the consequences of such side effects could be more severe than has been seen with other echinocandins that have shorter half-lives or, or more frequent dosing regimens, or are dosed at lower concentrations than we expect for CD101 IV. Further, the treatment advantages that we are predicting for CD101 IV, such as lower healthcare costs resulting from an ability to administer CD101 IV once-weekly or the predicted ability of CD101 IV to be effective against resistant strains of fungal pathogens, may not be realized. For CD201, the bispecific mechanism of action, including the use of the immune system, may lead to side effects that are not anticipated based on the preclinical work we have conducted to date.

CIDARA THERAPEUTICS, INC.

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
If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payers and others in the medical community for us to achieve commercial success. If our product candidates do not achieve an adequate level of acceptance, we may not generate sufficient product revenue to become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

CIDARA THERAPEUTICS, INC.

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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Regulatory incentives to develop drugs for treatment of infectious diseases have increased interest and activity in this area and will lead to increased competition for clinical investigators and clinical trial subjects, as well as for future prescriptions, if any of our product candidates are successfully developed and approved. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the indications on which we are focusing our product development efforts. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
CD101 IV will primarily compete with antifungal classes for the treatment of systemic fungal infections such as candidemia and invasive candidiasis, which include polyenes, azoles and echinocandins. The approved branded therapies for this indication include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.) and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). There may be generics of the current echinocandins available at the time of CD101 market approval, which will create added competition.  In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that CD101 IV will compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078 (being developed by Scynexis, Inc.).
CD201 will compete against approved and investigational agents for the treatment of bacterial infections. We intend to develop other product candidates from our Cloudbreak immunotherapy platform for the treatment of invasive bacterial, fungal or viral infections.  We are aware of a number of approved and investigational therapies in these areas.
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
Many of our competitors have significantly greater name recognition, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These same competitors may invent technology that competes with our CD101 program or our Cloudbreak immunotherapy platform.
These third parties may compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

CIDARA THERAPEUTICS, INC.

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
Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health programs, private health insurers, integrated delivery networks, and other third-party payors. Third-party payers decide which medications they will pay for and establish reimbursement levels. A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of payment for particular medications. Increasingly, third-party payers are requiring that drug companies provide predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement may not be sufficient. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
There may be significant delays in obtaining coverage and adequate reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Coverage and reimbursement rates may vary according to the use of the drug and the medical circumstances under which it is used, may be based on reimbursement levels already set for lower cost products or procedures or may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Commercial third-party payers often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded programs and private payers for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize our approved products and our overall financial condition.
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

CIDARA THERAPEUTICS, INC.

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
In September 2016, we selected a lead Cloudbreak development candidate, CD201, which is a novel, bispecific antimicrobial immunotherapy being developed for the treatment of multidrug-resistant bacterial infections, including those caused by pathogens harboring the mcr-1 gene. We have not yet identified any other development candidates from the Cloudbreak platform. Our Cloudbreak immunotherapy platform and other drug discovery efforts may not be successful in identifying additional molecules that could be developed as drug therapies. Our research programs may initially show promise in identifying such potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency or bioavailability to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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
We currently rely and expect to continue to rely on third parties, such as contract research organizations, contract manufacturers of clinical supplies, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us at any time. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

CIDARA THERAPEUTICS, INC.

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
We have no experience manufacturing product candidates on a clinical or commercial scale and will be dependent on third parties for the manufacture of our product candidates. If we experience problems with any of these third parties, they could delay clinical development or marketing approval of our product candidates or our ability to sell any approved products.
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
Third-party manufacturers may not be able to comply with current U.S. Good Manufacturing Practice requirements, or cGMPs, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with cGMPs or other applicable regulations, even if such failures do not relate specifically to our product candidates or approved products, could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could adversely affect supplies of our product candidates and harm our business and results of operations.
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
Moreover, our manufacturers and suppliers may experience difficulties related to their overall businesses and financial stability, which could result in delays or interruptions of supply of our product candidates or approved products.
We do not have alternate manufacturing plans in place at this time. If we need to change to other manufacturers, the FDA and comparable foreign regulators may have to approve these manufacturers’ facilities and processes prior to our use,

CIDARA THERAPEUTICS, INC.

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
We may selectively seek third-party collaborators for the development and commercialization of our product candidates. Our likely potential collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We do not currently have any such arrangements and if we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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

CIDARA THERAPEUTICS, INC.

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

If our ability to generate revenue under any of our collaboration agreements is adversely impacted by any of these risks, our share of the revenues generated by the product, if approved, under the terms of the collaboration could be insufficient to allow us to achieve or maintain profitability, or the product may be less valuable to us than if we had not entered into the collaboration.
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
We must obtain marketing approval in each jurisdiction in which we market our products. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not submitted a marketing application or received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process, testing and release, and inspection of manufacturing facilities and personnel by the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

CIDARA THERAPEUTICS, INC.

The process of obtaining marketing approvals, both in the United States and elsewhere, is expensive, may take many years and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot assure you that we will ever obtain any marketing approvals in any jurisdiction. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical or other studies, changes in the manufacturing process or facilities, and clinical trials. Moreover, approval by the FDA or an equivalent foreign authority does not ensure approval by regulatory authorities in any other countries or jurisdictions, but a failure to obtain marketing approval in one jurisdiction may adversely impact the likelihood of approval in other jurisdictions. In addition, varying interpretations of the data obtained from preclinical testing, manufacturing and product testing and clinical trials could delay, limit or prevent marketing approval of a product candidate. Additionally, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
Any product candidate for which we obtain marketing approval could be subject to marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.
Any product candidate for which we obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements for product facilities, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to physicians and related recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not comply with these restrictions, we may be subject to enforcement actions.
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
Our relationships with customers, health care professionals and third-party payers will be subject to applicable healthcare laws, which could expose us to penalties, including administrative, civil or criminal penalties, damages, fines, imprisonment, exclusion from participation in federal healthcare programs such as Medicare and Medicaid, reputational harm and diminished profits and future earnings.
Healthcare professionals and third-party payers will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with customers, healthcare professionals and third-party payers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell

CIDARA THERAPEUTICS, INC.

and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following, among others:

•
the federal healthcare anti-kickback statute, which prohibits persons and entities from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

•
the federal false claims laws, which impose criminal and civil penalties, including civil whistleblower or qui tam actions under the federal Civil False Claims Act, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•
HIPAA, as amended by HITECH, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•
the federal false statements statute enacted under HIPAA, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•
the federal transparency requirements under the Affordable Care Act, which require, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payers, including private insurers, and some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities or marketing expenditures.

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
For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. Since its enactment there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to it in the future. Although the full effect of the Affordable Care Act remains uncertain, the

CIDARA THERAPEUTICS, INC.

law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.
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

Risks Related to Our Intellectual Property
If our efforts to protect the proprietary nature of the intellectual property related to CD101 IV, CD201 or our other product candidates are not adequate, we may not be able to compete effectively in our market.
We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to CD101 IV, CD201 and our other product candidates. Any involuntary disclosure to or misappropriation by third parties of our proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain, and our commercial success will depend on our ability to obtain patents and maintain adequate protection for CD101 IV, CD201 and other product candidates in the United States and other countries. We currently hold issued U.S. utility and foreign patents, and multiple pending U.S. utility patent applications, pending U.S. provisional patent applications, and pending international, foreign national and regional counterpart patent applications covering various aspects of CD101 IV, CD201, our Cloudbreak immunotherapy platform, and other technology. The patent applications may fail to result in issued patents in the United States or in foreign countries or jurisdictions. Even if the applications do successfully issue, third parties may challenge the patents.
Further, the existing and/or future patents, if any, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent and patent applications we own with respect to CD101 IV or CD201 or the patents we pursue related to any of our other product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize CD101 IV, CD201 and our other product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced, although a patent term extension or supplementary protection certificate may be available in certain jurisdictions and having varied scope to compensate for some of the lost patent term. In addition, we do not know whether:

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

CIDARA THERAPEUTICS, INC.

In addition, patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in March 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and prospects.
In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable in one or more jurisdictions, processes for which patents are difficult to enforce and any other elements of our drug discovery program that involve proprietary know-how, information and technology that is not covered by patents. Although we require all of our employees, consultants, advisers and third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or used in an unauthorized manner or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques.
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
An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. We may encounter significant problems in protecting, enforcing, and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of the intellectual property related to our technologies to third parties, or are otherwise unable to protect, enforce or defend our intellectual property, we will not be able to establish or, if established, maintain a competitive advantage in our markets, which could materially adversely affect our business, operating results and financial condition.
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
We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Such noncompliance events are outside of our direct control for (1) non-U.S. patents and patent applications owned by us, and (2) if applicable in the future, patents and patent applications licensed to us by another entity. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.
Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of CD101 IV, CD201 and/or our other product candidates. Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. If any third-party patents were held by a court

CIDARA THERAPEUTICS, INC.

of competent jurisdiction to cover the CD101 or CD201 manufacturing process, any molecules formed during the CD101 or CD201 manufacturing process or the final CD101 or CD201 products for any use thereof, the holders of any such patents may be able to block our ability to commercialize CD101 IV or CD201, as applicable, unless we obtained a license under the applicable patent or patents, or until such patents expire. These same issues and risks arise in connection with any other product candidates we develop as well. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, or at all. Any inability to obtain such a license under the applicable patents on commercially reasonable terms, or at all, would have a material adverse effect on our ability to commercialize CD101 IV, CD201 or any of our other product candidates until such patents expire.
In addition, third parties may obtain patents in the future and claim that our product candidates and/or the use of our technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees in the case of willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products, which may be impossible and/or require substantial time and monetary expenditure. In addition, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of CD101 IV, CD201 or any of our other product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would not be able to further develop and commercialize such product candidates, which could harm our business significantly.
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
Interference proceedings or derivative proceedings provoked by third parties or brought by the USPTO may be necessary to determine the entitlement to patent protection with respect to our patents or patent applications. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all. Litigation or patent office proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.
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

CIDARA THERAPEUTICS, INC.

legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection directed to our product candidates or technologies. Such a loss of patent rights could have a material adverse impact on our business.
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve both technological and legal complexity, and are therefore costly, time-consuming and inherently uncertain. In addition, the United States has implemented wide-ranging patent reform legislation, including patent office administrative proceedings that offer broad opportunities to third parties to challenge issued patents. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, the USPTO, and foreign governmental bodies and tribunals, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held in 2013 that certain claims to DNA molecules are not patentable, and lower courts have since been applying this case in the context of other types of biological subject matter. We cannot predict how future decisions by the courts, the U.S. Congress, the USPTO, or foreign governmental bodies or tribunals may impact the value of our patent rights.
We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.
We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patents to develop their own products and further, may export otherwise infringing products to territories where we have patents, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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

CIDARA THERAPEUTICS, INC.

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
Since our inception, we have incurred significant operating losses. Our net loss was $48.2 million and $32.2 million for the 2016 and 2015 fiscal years, respectively. As of December 31, 2016, we had an accumulated deficit of $93.7 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, our initial public offering of our common stock, or our IPO, our October 2016 term loan facility with Pacific Western Bank, or Pacific Western, and our October 2016 follow-on public offering of common stock. We have devoted substantially all of our financial resources and efforts to research and development. We are currently enrolling a Phase 2 clinical trial of CD101 IV, and we recently commenced IND enabling studies of CD201.  We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	submit INDs to the FDA and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards, or IRBs, at clinical trial sites;

•	advance CD101 IV through clinical development;

•
continue the preclinical development of CD201 and any other product candidates. from our Cloudbreak immunotherapy platform or otherwise, and advance one or more of such product candidates into clinical trials;

•	identify additional lead candidates and advance them into preclinical and clinical development;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish or contract for a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;

•	maintain, expand and enforce our intellectual property portfolio;

•	hire additional manufacturing, clinical, regulatory, quality assurance and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support product development; and

•	acquire or in-license other product candidates and technologies.
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for our product candidates, initially CD101 IV

CIDARA THERAPEUTICS, INC.

and CD201, and any other product candidates that we seek to develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of the approved product. Furthermore, we expect to incur additional costs associated with operating as a public company. Our future capital requirements will depend on many factors, including:

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
Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through December 31, 2016, our operations have been financed primarily by gross proceeds of approximately $188.8 million from the issuance of convertible debt securities, the sale of shares of convertible preferred stock, the sale of shares of our common stock in our IPO, our October 2016 term loan facility with Pacific Western, and our October 2016 follow-on public offering of common stock. As of December 31, 2016, we had cash, cash equivalents, and short-term investments of $104.6 million. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, or liquidate or grant rights to assets where possible.  Any of these actions could materially harm our business, results of operations and future prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as potentially entering into collaborations, strategic alliances and licensing arrangements or receiving government grants or contracts. Other than our controlled equity sales agreement with Cantor Fitzgerald & Co. and our term loan facility with Pacific Western, each of which is subject to the fulfillment of specified conditions, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. There can be no assurances that we will be able to enter into contracts with or receive grants from the United States government to support our programs. The process of obtaining government grants and contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each grant or contract. United States government grants and contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. If we receive a United States government grant or contract, we would be required to comply with numerous laws and regulations relating to the formation, administration and performance of the grant or contract, which can make it more difficult for us to retain our rights under our such grant or contract and result in increased costs. If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or

CIDARA THERAPEUTICS, INC.

through collaborations, strategic alliances, licensing arrangements or government programs when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Our short operating history may make it difficult for you to evaluate the success of our business to date and assess our future viability.
We were founded in December 2012 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential development and product candidates, undertaking preclinical studies and conducting clinical trials. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.
In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may alter or delay our plans. We will need to continue to transition from a company with a research focus to a company capable of supporting development activities and, if a product candidate is approved, a company with commercial activities. We may not be successful in any step of such a transition.
The terms of our term loan facility place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement governing the debt facility may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.
In October 2016, we entered into a loan and security agreement with Pacific Western, or the loan agreement, under which we borrowed $10.0 million and may borrow up to an additional $10.0 million on or prior to April 3, 2018, subject to certain terms and conditions set forth therein, including our achievement of certain milestones.
The outstanding principal balance under the loan agreement is secured by a security interest in substantially all of our assets, other than intellectual property, which is subject to a double negative pledge. The loan agreement requires us to comply with a number of customary affirmative and restrictive covenants, including covenants that limit our ability to, among other things: transfer any part of our business or property; merge or consolidate with another entity or otherwise experience a change in control; incur additional indebtedness; encumber the collateral securing the loan; declare or pay any cash dividend or make distributions on our capital stock; repurchase or redeem any class of stock or other equity interest; acquire, own or make investments; and make certain capitalized expenditures over a specified threshold, in each case subject to exceptions. In addition, the loan agreement contains an operating covenant, which requires us to achieve positive data from a Phase 2 clinical trial of CD101 Topical or CD101 IV on or before March 31, 2018. Subsequent operating covenants will be reset in 2018. The loan agreement also includes standard events of default, including a provision that Pacific Western could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect on (i) our operations, business or financial condition and subsidiaries taken as a whole; (ii) our ability to perform or pay the secured obligations under the loan agreement and related agreements; or (iii) the collateral pledged to Pacific Western under the loan agreement. Upon such determination, Pacific Western could declare all obligations under the loan agreement immediately due and payable. Although, in and of itself, the occurrence of adverse results or delays in any clinical study or the denial, delay or limitation of approval of or taking of any other regulatory action by the United States Food and Drug Administration or another governmental entity will not constitute a material adverse effect under the loan agreement, Pacific Western may determine that such an event together with contemporaneous events or circumstances constitutes a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the loan agreement. If we default under the facility, Pacific Western may accelerate all of our repayment obligations. At such time, we may not have enough available cash or be able to raise additional funds on satisfactory terms, if at all, through equity or debt financings to repay our indebtedness at the time any such repayment is required. If we are unable to access funds to meet those obligations or to renegotiate the loan agreement, Pacific Western could take control of and may sell our pledged assets. In such an event, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If our assets were liquidated, Pacific Western’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Pacific Western of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.
We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness under the loan

CIDARA THERAPEUTICS, INC.

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
Recruiting and retaining qualified scientific, clinical, manufacturing, regulatory, quality assurance, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisers, including scientific, regulatory, quality assurance, and clinical advisers, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisers may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
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

CIDARA THERAPEUTICS, INC.

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

•	adverse results, suspensions, terminations, or delays in clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our contract manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•	our inability to establish collaborations if needed;

•	our failure to commercialize our product candidates;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, government grants or contracts or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our initial fungal infection, bacterial infection or other target markets;

•	our ability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated variations in quarterly operating results;

•	our cash position and our ability to raise additional capital and the manner and terms on which we raise it;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

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

CIDARA THERAPEUTICS, INC.

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
We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The NASDAQ Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current level of government intervention and regulatory reform may lead to substantial new

CIDARA THERAPEUTICS, INC.

regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
We expect the rules and regulations applicable to public companies to continue to result in substantial legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. These costs could decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 16,773,232 shares of common stock outstanding as of December 31, 2016. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales, and new investors could gain rights, preferences and privileges senior to our existing stockholders.
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
Our management will have broad discretion in the application of our working capital. Because of the number and variability of factors that will determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Our management might not apply our working capital in ways that ultimately increase the value of your investment. We expect to use our working capital to fund research and development activities and general operating expenses. The failure by our management to apply this working capital effectively could harm our business. Pending its

CIDARA THERAPEUTICS, INC.

use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
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

CIDARA THERAPEUTICS, INC.

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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our most recent private placements, our IPO, our October 2016 follow-on public offering of common stock and other transactions that have occurred since our inception in 2012, we may or may not have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2016, we had U.S. net operating loss carryforwards of approximately $79.5 million, which begin to expire in 2033, which could be limited if we experience an “ownership change.”
Our business and operations would suffer in the event of system failures.
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
Our operations are vulnerable to interruption by natural disasters, power loss, terrorist activity and other events beyond our control, the occurrence of which could materially harm our business.
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

CIDARA THERAPEUTICS, INC.

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

	High	Low
Year ended December 31, 2015
Second quarter ended June 30, 2015 (beginning April 15, 2015)	$19.13	$13.34
Third quarter ended September 30, 2015	$15.48	$11.23
Fourth quarter ended December 31, 2015	$18.07	$12.03

Year ended December 31, 2016
First quarter ended March 31, 2016	$17.29	$9.48
Second quarter ended June 30, 2016	$15.91	$9.51
Third quarter ended September 30, 2016	$12.95	$10.23
Fourth quarter ended December 31, 2016	$11.85	$8.65
Holders of Record
As of February 28, 2017, there were approximately 24 holders of record for our common stock.
Dividend Policy
We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. In addition, the terms of our loan agreement with Pacific Western restrict our ability to declare or pay any cash dividends or make any other distribution or payment on account of or in redemption, retirement or purchase of any capital stock, subject to certain limited exceptions. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.

CIDARA THERAPEUTICS, INC.

Performance Graph
The following graph shows a comparison from April 15, 2015 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2016 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (IXIC). The graph assumes an initial investment of $100 on April 15, 2015. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

150.00
100.00
50.00
-
4/15/2015
5/15/2015
6/15/2015
7/15/2015
8/15/2015
9/15/2015
10/15/2015
11/15/2015
12/15/2015
1/15/2016
2/15/2016
3/15/2016
4/15/2016
5/15/2016
6/15/2016
7/15/2016
8/15/2016
9/15/2016
10/15/2016
11/15/2016
12/15/2016
Cidara
NASDAQ Biotechnology Index
NASDAQ Composite

Use of Proceeds
On April 14, 2015, our Registration Statements on Form S-1 (file Nos. 333-202740 and 333-203434) were declared effective by the SEC for our initial public offering of common stock, which was completed on April 20, 2015.

We received approximately $69.3 million in net proceeds from our initial public offering. Through December 31, 2016, we used $1.3 million of the net proceeds from the offering to fund our ongoing research and development activities. We intend to use the remaining proceeds to fund our ongoing and future clinical development of CD101 IV; the preclinical development, IND-enabling studies and early clinical trials of CD201 and/or any other Cloudbreak development candidates; research and discovery efforts related to the expansion of our Cloudbreak immunotherapy platform; and working capital, including general operating expenses. Pending such uses, we plan to continue investing the unused proceeds from this offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.
Item 6. Selected Financial Data.
The selected financial data set forth below is derived from our audited consolidated financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results. Amounts are in thousands, except share and per share data.

CIDARA THERAPEUTICS, INC.

Statement of Operations Data

	Year ended December 31,
(In thousands, except share and per share data)	2016	2015	2014
Operating expenses:
Research and development	$35,699	$23,475	$6,710
Cost of in-process research and development acquired	—	—	1,607
General and administrative	12,737	8,838	3,306
Total operating expenses	48,436	32,313	11,623
Loss from operations	(48,436)	(32,313)	(11,623)
Other income (expense):
Interest income (expense), net	271	120	(88)
Change in fair value of convertible notes payable	—	—	(183)
Total other income (expense)	271	120	(271)
Net loss	$(48,165)	$(32,193)	$(11,894)
Net loss per common share, basic and diluted	$(3.32)	$(3.25)	$(14.51)
Weighted average shares outstanding used to compute net loss per share, basic and diluted	14,488,987	9,920,382	819,868
Balance Sheet Data

	December 31,
	2016	2015	2014
Cash, cash equivalents, and short-term investments	$104,619	$107,514	$22,796
Working capital	96,489	102,244	19,800
Total assets	106,962	109,974	24,350
Convertible preferred stock	—	—	32,548
Accumulated deficit	(93,662)	(45,497)	(13,304)
Total stockholders' equity (deficit)	88,179	103,912	(11,445)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with “Item 6. Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report.
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
Overview
We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment of diseases that are inadequately addressed by current standard of care therapies. We are developing a balanced pipeline of product and development candidates, with an initial focus on serious fungal and bacterial infections. Our lead product candidate is CD101 IV, an intravenous formulation of a novel echinocandin. CD101 IV is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections. In addition, we are developing CD201, our bispecific antimicrobial immunotherapy, for the treatment of multidrug-resistant bacterial infections. CD201 is the first development candidate selected from our proprietary Cloudbreak™ platform, which is designed to create compounds that direct a patient’s immune system to attack and eliminate bacterial, fungal or viral pathogens.
CD101 IV
CD101 IV is a novel molecule in the echinocandin class of antifungals. We are developing CD101 IV for the treatment and

CIDARA THERAPEUTICS, INC.

prevention of systemic Candida infections. These infections include candidemia and invasive candidiasis, fungal infections associated with high mortality rates. We are currently conducting a Phase 2 clinical trial of CD101 IV called the STRIVE study. We plan to enroll at least 90 patients with Candida bloodstream infections and invasive forms of candidiasis and expect topline results from this trial in the fourth quarter of 2017.
Cloudbreak Immunotherapy Platform and CD201
We continue to advance our Cloudbreak immunotherapy platform, which we believe has broad potential applications across a wide spectrum of infectious diseases, including bacterial, fungal and viral infections. We believe that our Cloudbreak immunotherapy platform is a fundamentally new approach for the treatment of infectious disease. To date, we have generated preclinical, in vivo proof of concept data in both our Cloudbreak antibacterial program and our Cloudbreak antifungal program. In September 2016, we selected a lead Cloudbreak development candidate, CD201.
CD201 is a novel, bispecific antimicrobial immunotherapy being developed for the treatment of multidrug-resistant Gram-negative bacterial infections, including those caused by pathogens harboring the mcr-1 plasmid.
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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

CIDARA THERAPEUTICS, INC.

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the phase of development of the product candidate; and

•	the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
CD101 IV	$11,230	$7,753	$2,170
CD101 topical	7,604	3,830	233
Cloudbreak immunotherapy platform	2,915	2,249	1,374
Cost of in-process research and development acquired	—	—	1,607
Personnel costs	10,084	6,752	1,305
Other research and development expenses	3,866	2,891	1,628
Total research and development expenses	$35,699	$23,475	$8,317
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
In February 2017, we reported results from our Phase 2 clinical trial of CD101 topical, which was designed to evaluate gel and ointment topical formulations of CD101 in women with moderate-to-severe VVC. The study found that while the gel and ointment topical formulations of CD101 tested in the study were well tolerated, both formulations were similar in efficacy to each other but lower in clinical and mycological cure rates compared to oral fluconazole. As a result, we have discontinued the CD101 topical development program for VVC.
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial planning, and support functions. Other general and administrative expenses include facility and overhead costs not otherwise included in research and development expenses, consultant expenses, travel expenses and professional fees for auditing, tax, legal, and other services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with operating as a publicly traded company. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and costs associated with investor relations.
Other income (expense), net
Other income (expense) consists primarily of interest income and expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities and for our short-term investments. Interest expense represents interest payable related to term loans, convertible notes payable and the amortization of debt issuance costs. We recorded periodic gains and losses from changes in fair value of convertible notes payable until their conversion into preferred stock in May 2014.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to preclinical and clinical trial accruals and share-based compensation. Estimates are based on historical experience, information received from third parties and on various other

CIDARA THERAPEUTICS, INC.

assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:
Preclinical and Clinical Trial Accruals
We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by contract research organizations, or CROs, clinical trial investigational sites and for other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.
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
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2016 and 2015
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year ended December 31,
	2016	2015	Change
Research and development	$35,699	$23,475	12,224
General and administrative	12,737	8,838	3,899
Other income (expense), net	271	120	151
Research and development expenses
Research and development expenses were $35.7 million for the year ended December 31, 2016 compared to $23.5 million for the year ended December 31, 2015.  Expenses increased in 2016 as we initiated and conducted our Phase 2 clinical trials for CD101 IV and CD101 topical. In addition, we continued preclinical development activities on our

CIDARA THERAPEUTICS, INC.

Cloudbreak platform, including CD201. Personnel costs were greater than they were in the prior year due to increases in headcount to support these activities.
General and administrative expenses
General and administrative expenses were $12.7 million for the year ended December 31, 2016 compared to $8.8 million for the year ended December 31, 2015. The increase in general and administrative expenses was primarily related to personnel costs, legal fees for corporate and intellectual property matters, and market research costs.
Other Income (Expense)
Other income for the year ended December 31, 2016 and 2015 relates to income generated from cash held in interest-bearing investments. In October 2016, we entered into a loan agreement under which we drew a $10.0 million term loan. The cash and non-cash interest associated with this loan partially offset the interest income earned on our balance of cash and investments.
Comparison of the year ended December 31, 2015 and 2014
The following table summarizes our results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
	2015	2014	Change
Research and development	$23,475	$6,710	16,765
Cost of in-process research and development acquired	—	1,607	(1,607)
General and administrative	8,838	3,306	5,532
Other expense, net	120	(271)	391
Research and development expenses
Research and development expenses were $23.5 million for the year ended December 31, 2015 compared to $6.7 million for the year ended December 31, 2014. The increase in research and development expenses was due primarily to the expansion of activities associated with our CD101 and Cloudbreak platforms. We acquired the intellectual property for CD101 in May 2014 and commenced development activities CD101 IV and CD101 topical. We conducted two Phase 1 clinical trials for CD101 IV in 2015 and continued preclinical development of CD101 topical in preparation for its Investigational New Drug, or IND, filing. In addition, we expanded early-stage research and preclinical development for our Cloudbreak program.  Finally, we began to hire employees in the third quarter of 2014 to support the research and development activities associated with our programs.
In-process research and development
In May 2014, we entered into an asset purchase agreement with Seachaid Pharmaceuticals, or Seachaid, whereby we purchased the intellectual property for CD101. In exchange for the intellectual property, we issued 703,092 shares of common stock to the shareholders of Seachaid, with a fair value of $1.6 million, as consideration for the assets acquired.
General and administrative expenses
General and administrative expenses were $8.8 million for the year ended December 31, 2015 compared to $3.3 million for the year ended December 31, 2014. The increase in general and administrative expenses was primarily related to personnel costs and public company operating costs, including audit and tax fees, insurance premiums, and investor and public relations fees.
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

CIDARA THERAPEUTICS, INC.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have received $188.8 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, public offerings of common stock and term loan draws.
As of December 31, 2016, we had $85.4 million in cash and cash equivalents and $19.3 million in short-term investments. The following table shows a summary of our cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$(39,771)	$(25,959)	$(7,710)
Investing activities	25,482	(46,088)	(991)
Financing activities	37,094	111,813	31,312
Net increase in cash and cash equivalents	$22,805	$39,766	$22,611
Operating activities
Net cash used in operating activities was $39.8 million for the year ended December 31, 2016 compared to $26.0 million and $7.7 million for the years ended December 31, 2015 and 2014, respectively. The increase in net cash used in operating activities was attributable to a net loss of $48.2 million for the year ended December 31, 2016 compared to net losses of $32.2 million and $11.9 million for the years ended December 31, 2015 and 2014, respectively. For all periods presented, the primary use of cash was to fund increased levels of research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our primary investing activities during the years ended December 31, 2016 and 2015 consisted of purchases and maturities of short-term investments. For the years ended December 31, 2016 and 2015, we purchased approximately $69.6 million and $54.9 million, respectively, of short-term investments and received proceeds of $95.5 million and $10.0 million, respectively, from the maturity of short-term investments.  We invest cash in excess of our immediate operating requirements with staggered investment duration or maturity to optimize our return on investment while satisfying our liquidity needs.  Net cash used for the purchase of property and equipment was $0.4 million, $1.2 million, and $1.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Financing activities
Net cash provided by financing activities was $37.1 million for the year ended December 31, 2016 compared to $111.8 million and $31.3 million for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2016, net proceeds from the sale of common stock and issuance of the term loan were $26.6 million and $9.9 million, respectively. During the year ended December 31, 2015, net proceeds from the sale of our Series B convertible preferred stock and our initial public offering were $41.9 million and $69.5 million, respectively.  During the year ended December 31, 2014, net proceeds from the sale of our Series A convertible preferred stock and the issuance of convertible notes were $29.9 million and $0.9 million, respectively.
Operating Capital Requirements
To continue to fund operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, through government funding or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, or liquidate or grant rights to assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.  Management performed an analysis of the Company's ability to continue as a going concern. Although it is difficult to predict future liquidity requirements, we believe, based on our current operating plans, that our existing cash, cash equivalents and marketable securities, access to capital under our Loan Agreement with Pacific Western Bank and anticipated interest income will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months. However, our ability to successfully transition to profitability will be dependent upon

CIDARA THERAPEUTICS, INC.

achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following is a summary of our long-term contractual obligations as of December 31, 2016 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Minimum lease payments required under operating lease of laboratory and office space	$1,470	$724	$746	$—	$—
Principal under Term Note, excluding accrued interest	10,000	—	6,667	3,333	—
Total minimum contractual obligations	$11,470	$724	$7,413	$3,333	$—
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements.
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
The market risk inherent in our financial instruments and in our financial position is the potential loss arising from adverse changes in interest rates.  We generally hold our cash in checking and savings accounts and invest excess capital in money market funds, certificates of deposit, corporate debt, and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize our exposure to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceeded 12 months.  If a 10% change in interest rates had occurred on December 31, 2016, this change would not have had a significant impact on the fair value of our investment portfolio as of that date.

CIDARA THERAPEUTICS, INC.

Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cidara Therapeutics, Inc.
We have audited the accompanying consolidated balance sheets of Cidara Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cidara Therapeutics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
San Diego, California
March 15, 2017

CIDARA THERAPEUTICS, INC.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$85,367	$62,562
Short-term investments	19,252	44,952
Prepaid expenses and other current assets	779	704
Total current assets	105,398	108,218
Property and equipment, net	1,374	1,684
Other assets	190	72
Total assets	$106,962	$109,974
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,909	$3,095
Accrued liabilities	3,338	1,415
Accrued compensation and benefits	2,662	1,464
Total current liabilities	8,909	5,974
Term loan, less debt issuance costs	9,794	—
Other long-term liabilities	80	88
Total liabilities	18,783	6,062
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2016 and 2015; 16,837,126 and 16,773,232 shares issued and outstanding, respectively, at December 31, 2016; 13,942,520 and 13,786,285 shares issued and outstanding, respectively, at December 31, 2015	2	1
Additional paid-in capital	181,840	149,416
Accumulated other comprehensive loss	(1)	(8)
Accumulated deficit	(93,662)	(45,497)
Total stockholders' equity	88,179	103,912
Total liabilities and stockholders' equity	$106,962	$109,974
See accompanying notes.

CIDARA THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
(In thousands, except share and per share data)	2016	2015	2014
Operating expenses:
Research and development	$35,699	$23,475	$6,710
Cost of in-process research and development acquired	—	—	1,607
General and administrative	12,737	8,838	3,306
Total operating expenses	48,436	32,313	11,623
Loss from operations	(48,436)	(32,313)	(11,623)
Other income (expense):
Interest income (expense), net	271	120	(88)
Change in fair value of convertible notes payable	—	—	(183)
Total other income (expense)	271	120	(271)
Net loss	$(48,165)	$(32,193)	$(11,894)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	7	(8)	—
Comprehensive loss	$(48,158)	$(32,201)	$(11,894)
Basic and diluted net loss per share	$(3.32)	$(3.25)	$(14.51)
Shares used to compute basic and diluted net loss per share	14,488,987	9,920,382	819,868
See accompanying notes.

CIDARA THERAPEUTICS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	$—	—	$—	366,552	$—	$12	$(1,410)	$—	$(1,398)
Issuance of Series A convertible preferred stock, net of issuance costs of $159	89,360,118	29,866	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred stock upon conversion of convertible notes payable	8,165,963	2,682	—	—	—	—	—	—	—	—
Issuance of common stock for in-process research and development	—	—	—	—	703,092	—	1,607	—	—	1,607
Vesting of restricted shares	—	—	—	—	61,913	—	5	—	—	5
Issuance of common stock for exercise of stock options	—	—	—	—	1,181	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	232	—	—	232
Net loss	—	—	—	—	—	—	—	(11,894)	—	(11,894)
Balance, December 31, 2014	97,526,081	32,548	—	—	1,132,738	—	1,859	(13,304)	—	(11,445)
Issuance of Series B convertible preferred stock, net of issuance costs of $99	—	—	94,533,183	41,921	—	—	—	—	—	—
Conversion of Series A and Series B convertible preferred upon initial public offering	(97,526,081)	(32,548)	(94,533,183)	(41,921)	7,561,380	1	74,468	—	—	74,469
Public offering of common stock, net of issuance costs	—	—	—	—	4,800,000	—	69,271	—	—	69,271
Stock-based compensation	—	—	—	—	—	—	3,033	—	—	3,033
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	19,164	—	225	—	—	225
Vesting of restricted shares	—	—	—	—	249,465	—	499	—	—	499
Issuance of common stock for exercise of stock options	—	—	—	—	23,538	—	61	—	—	61
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	—	—	—	—	(32,193)	—	(32,193)
Balance, December 31, 2015	—	—	—	—	13,786,285	1	149,416	(45,497)	(8)	103,912
Public offering of common stock, net of issuance costs	—	—	—	—	2,752,637	1	26,621	—	—	26,622
Stock-based compensation	—	—	—	—	—		4,344	—	—	4,344
Vesting of restricted shares	—	—	—	—	90,423	—	197	—	—	197
Issuance of common stock for exercise of stock options	—	—	—	—	83,353	—	525	—	—	525
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	58,616	—	562	—	—	562
Issuance of warrants in connection with term loan	—	—	—	—	—	—	175	—	—	175
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	—	—	(48,165)	—	(48,165)
Balance, December 31, 2016	—	$—	—	$—	16,771,314	$2	$181,840	$(93,662)	$(1)	$88,179
See accompanying notes.

CIDARA THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(In thousands)	2016	2015	2014
Operating activities:
Net loss	$(48,165)	$(32,193)	$(11,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	732	461	179
Stock-based compensation	4,344	3,033	232
Non-cash interest expense	17	—	66
Amortization of discount or premium on short-term investments	(176)	(42)	—
Change in fair value of convertible notes payable	—	—	183
Amortization of debt issue costs	5	22	23
Deferred rent	(8)	54	34
Purchase of in-process research and development	—	—	1,607
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(76)	(487)	(204)
Accounts payable and accrued liabilities	1,913	2,143	1,746
Accrued compensation	1,760	1,050	414
Other assets	(117)	—	(96)
Net cash used in operating activities	(39,771)	(25,959)	(7,710)
Investing activities:
Purchases of short-term investments	(69,617)	(54,918)	—
Maturities of short-term investments	95,500	10,000	—
Purchases of property and equipment	(401)	(1,170)	(991)
Net cash provided by (used in) investing activities	25,482	(46,088)	(991)
Financing activities:
Proceeds form issuance of common stock, net of offering costs	26,622	69,505	—
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	—	—	29,866
Proceeds from issuance of Series B convertible preferred stock, net of offering costs	—	41,921	—
Proceeds from issuance of Term Loan, net of offering costs	9,947	—	—
Proceeds from issuance of convertible notes payable, net of offering costs	—	—	930
Proceeds from exercise of stock options	525	387	749
Deferred initial public offering costs	—	—	(233)
Net cash provided by financing activities	37,094	111,813	31,312
Net increase in cash and cash equivalents	22,805	39,766	22,611
Cash and cash equivalents at beginning of year	62,562	22,796	185
Cash and cash equivalents at end of year	$85,367	$62,562	$22,796
Non-cash investing activity:
Property and equipment acquired but not yet paid	$21	$113	$51
Non-cash financing activities:
Deferred initial public offering costs	$—	$234	$146
Conversion of Series A convertible preferred stock to common stock upon initial public offering	$—	$32,548	$—
Conversion of Series B convertible preferred stock to common stock upon initial public offering	$—	$41,921	$—
Conversion of convertible notes payable and accrued interest to Series A convertible preferred shares	$—	$—	$2,682
Issuance of warrants to purchase common stock upon execution of term loan	$175	$—	$—
Vesting of early exercised stock options	$197	$499	$—
Purchase of shares pursuant to Employee Stock Purchase Plan	$562	$—	$—
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
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operating activities since its inception. At December 31, 2016, the Company had an accumulated deficit of $93.7 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company plans to continue to fund its losses from operations and capital funding needs through debt and equity financing, through government funding or through collaborations or partnerships with other entities. Debt or equity financing or collaborations and partnerships with other entities may not be available on a timely basis on terms acceptable to the Company, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, liquidate or grant rights to assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.
Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s consolidated financial statements relate to estimating the fair value of the Company’s common shares used to account for share-based compensation and certain accruals, including those related to preclinical and clinical activities. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

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
Income Taxes—The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740, in reporting deferred income taxes. The ASC 740 requires a company to recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Stock-based Compensation— The Company accounts for stock-based compensation expense related to employee stock options, restricted stock grants, and employee stock purchase plan rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model.  For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. The Company accounts for stock options granted to non-employees using the fair value approach. These option grants are subject to periodic revaluation over their vesting terms.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

	December 31,
	2016	2015
Common stock options issued and outstanding	2,295,393	1,437,583
Common stock warrants	17,331	—
Common stock subject to repurchase	63,894	156,235
Total	2,376,618	1,593,818
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
The Company’s financial instruments consist of cash and cash equivalents, marketable securities, prepaid expenses, accounts payable, accrued liabilities and long-term debt. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, prepaid expenses, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of short-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company believes that the fair value of long-term debt approximates its carrying value.
Recently Issued Accounting Standards— During 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements—Going Concern,” which requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The update is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2014-15 in the fourth quarter of 2016. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
During 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The updated guidance is effective or interim and annual periods beginning after December 15, 2015. The Company adopted ASU 2015-03 in 2016. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
During 2015, the FASB issued 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Assets," which requires reporting entities to classify deferred income taxes as non-current on the consolidated balance sheets and simplifies the presentation of deferred income taxes. The updated guidance is effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company early adopted ASU 2015-17 in the fourth quarter of 2016. the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
During 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The Company early adopted ASU 2016-09 in the fourth quarter of 2016. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
During 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2015-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Although the Company does not have any revenue contracts, in the event the Company signs a collaboration or other revenue generating contract during 2017 we would anticipate early adopting this standard using the full retrospective method of adoption so that, in the event we enter into any revenue contracts, the contracts will be accounted for under the new guidance from inception of the contract.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

During 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Furthermore, the standard requires presentation of assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.
During 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.
During 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments," which addresses the presentation and classification of certain cash receipts and payments in the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
3. SHORT-TERM INVESTMENTS
The following table summarizes the available-for-sale securities held at December 31, 2016 and 2015 (in thousands):

As of December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$19,253	$1	$(2)	$19,252
Total	$19,253	$1	$(2)	$19,252

As of December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$20,000	$—	$—	$20,000
Commercial paper	24,960	—	(8)	24,952
Total	$44,960	$—	$(8)	$44,952
All available-for-sale securities held at December 31, 2016 and 2015 mature in less than one year. Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive loss. The securities in unrealized loss positions have not been in a continuous unrealized loss position for 12 months or longer. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions, which reflect those that a market participant would use.
At December 31, 2016 and 2015, the Company held commercial paper, which is valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers, and securities of money market funds, which invested in short-term U.S. Treasury securities, the prices of which were available from quoted prices in active markets.
At December 31, 2015, the Company held certificates of deposit, which are valued at cost.
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
December 31, 2016
Assets:
Cash equivalents and money market funds	$84,830	$84,830	$—	$—
Commercial paper	19,252	—	19,252	—
Total assets at fair value	$104,082	$84,830	$19,252	$—
December 31, 2015
Assets:
Cash equivalents and money market funds	$12,353	$12,353	$—	$—
Certificates of deposit included in cash and cash equivalents	50,000	—	50,000	—
Certificates of deposit included in short-term investments	20,000	—	20,000	—
Commercial paper	24,952	—	24,952	—
Total assets at fair value	$107,305	$12,353	$94,952	$—
5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$1,771	$1,438
Leasehold improvements	425	425
Computer hardware and software	295	242
Office equipment	111	111
Furniture and fixtures	142	105
	2,744	2,321
Less accumulated depreciation and amortization	(1,370)	(637)
Total	$1,374	$1,684
Depreciation and amortization of property and equipment of $732,000 and $461,000 were recorded for the years ended December 31, 2016 and 2015, respectively.
6. DEBT
Term Loans
On October 3, 2016, the Company entered into a loan and security agreement, (the "Loan Agreement"), with Pacific Western Bank, as the collateral agent and a lender (the "Lender"), pursuant to which the Lender agreed to lend to the Company up to $20.0 million in a series of term loans. Contemporaneously, the Company borrowed $10.0 million from the Lender (the "Term A Loan").
Under the terms of the Loan Agreement, including the Company’s achievement of specified milestones in the Loan Agreement (the “Milestones”), the Company may, at its sole discretion through April 3, 2018, borrow from the

CIDARA THERAPEUTICS, INC.

Lender up to an additional $10.0 million (the "Term B Loan", and together with Term A Loan, the "Term Loans"). The Loan Agreement also includes an operating covenant which requires the Company to achieve the Milestones on or before March 31, 2018. The milestone event for the Term B Loan is the achievement of positive data from a Phase 2 clinical trial of CD101 Topical or CD101 IV.
The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of the Company’s current and future assets, other than its intellectual property, which is subject to a double negative pledge.
The Term Loans mature on October 3, 2020 (the "Maturity Date").  Payments under the Term Loans will be interest-only through April 2, 2018, which will be extended by six months if the Term B milestone event is achieved. The interest-only period will be followed by 30 equal monthly payments of principal and interest; provided that there will be 24 equal monthly payments if the Term B milestone amount is achieved. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 1.0%. At December 31, 2016, the Term Loans bear interest at 4.75%.
The Company may prepay the borrowed amounts, provided that the Company will be obligated to pay a prepayment fee equal to (i) 2.0% of the applicable principal amount of the Term Loan if the prepayment occurs before the first anniversary of the applicable funding date, and (ii) 1.0% of the applicable principal amount of the Term Loan if the prepayment occurs after the first anniversary of the funding date of such Term Loan but on or prior to the second anniversary of the funding date of such Term Loan.
Pursuant to the Loan Agreement, on October 3, 2016, the Company issued to the Lender a warrant to purchase an aggregate of up to 17,331 shares of the Company’s common stock at an exercise price of $11.54 per share. If the Company borrows additional amounts under the Loan Agreement, it will, in connection with any such borrowing, issue the Lender an additional warrant to purchase that number of shares of the Company’s common stock as is equal to 2.0% of the additional principal amount borrowed divided by the exercise price. The exercise price shall be equal to the 30-day average closing price of the Company’s common stock, calculated as of the date immediately prior to the date of such additional borrowing. The warrants are immediately exercisable and will expire ten years from the date of the grant.
While any amounts are outstanding under the Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurring additional indebtedness and transactions with affiliates, among other customary covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions.
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, including the receipt of positive Phase 2 clinical data from either the CD101 topical or CD101 IV programs by March 31, 2018, or the occurrence of a material adverse change, the collateral agent will have the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable.
As of December 31, 2016, future principal payments due under the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2017	$—
December 31, 2018	2,667
December 31, 2019	4,000
December 31, 2020	3,333
Total future principal payments due under the Term A Loan	$10,000
The fair value of the warrants to purchase common stock issued in connection with Term Loan A was estimated on the date of issuance using the Black-Scholes valuation model and recorded to additional paid-in capital. The fair value of the warrants on the date of issuance as well as the debt issue costs incurred in connection with the entry into the Loan Agreement are presented as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet and will be amortized utilizing the effective interest method over the term of the loan. Amortization of the fair value of the warrants and debt issue costs was $17,000 and $5,000, respectively, and each was recognized as a component of interest expense for the year ended December 31, 2016.

CIDARA THERAPEUTICS, INC.

7. STOCKHOLDERS’ EQUITY
Preferred Stock— Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized and no shares of preferred stock issued or outstanding at December 31, 2016.
Common Stock—The Company had 200,000,000 shares of common stock authorized as of December 31, 2016. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
On October 13, 2016, the Company completed a public offering of common stock in which it sold 2,752,637 shares of its common stock at an offering price of $10.10 per share.  The Company raised net proceeds of approximately $26.6 million, after deducting underwriting discounts and commissions and offering expenses.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	Years ended December 31,
	2016	2015
Common stock warrants	17,331	—
Stock options issued and outstanding	2,295,393	1,437,583
Authorized for future stock awards under the Company's option plans	1,404,933	1,788,396
Awards available under the ESPP	306,813	226,004
Total	4,024,470	3,451,983

8. EQUITY INCENTIVE PLANS
2015 Equity Incentive Plan
In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Equity Incentive Plan (“2015 EIP”).  Under the 2015 EIP, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards to individuals who are employees, officers, directors, or consultants of the Company.  The number of shares of stock available for issuance under the 2015 EIP will be automatically increased each January 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number as determined by the Company’s board of directors.
Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2015 EIP. Stock options granted by the Company generally vest over a three- or four-year year period. Certain stock options are subject to acceleration of vesting in the event of certain change of control transactions. The stock options may be granted for a term of up to 10 years from the date of grant. The exercise price for stock options granted under the 2015 EIP must be at a price no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided that for an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the estimated value on the date of grant.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

2015 Employee Stock Purchase Plan
In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Employee Stock Purchase Plan ("ESPP").  In addition, the number of shares of stock available for issuance under the ESPP will be automatically increased each January 1 by the lesser of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (ii) 490,336 shares.
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period.  An employee’s payroll deductions under the under the ESPP are limited to 15% of the employee’s eligible compensation.  During the year ended December 31, 2016, 58,616 shares were issued pursuant to the ESPP.
Restricted Stock
The Company permits early exercise of certain stock options.  Any unvested shares are restricted and subject to repurchase by the Company until the conditions for vesting are met.  At December 31, 2016 and 2015, the liabilities for the cash received from the early exercise of stock options were $144,000 and $341,000, respectively, and were classified in accrued liabilities on the balance sheet. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms outlined in the stock option agreements which, generally, is 4 years. At December 31, 2016, 63,894 unvested shares were subject to repurchase by the Company.
Stock Options
The following table summarizes stock option activity during the year ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,437,583	$6.19	8.94	$15,774
Options granted	947,025	10.16
Options exercised	(83,353)	6.30
Options canceled	(5,862)	5.97
Outstanding at December 31, 2016	2,295,393	$7.82	8.20	$6,774
Vested and expected to vest at December 31, 2016	2,295,393	$7.82	8.20	$6,774
Exercisable at December 31, 2016	878,658	$7.05	8.15	$3,444
The following table summarizes the Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted to employees under our equity incentive plans and the shares purchasable under our 2015 ESPP during the periods presented:

	For the years ended December 31,
	2016	2015
2015 EIP
Risk-free interest rate	1.14% - 2.09%	1.53% - 1.91%
Expected dividend yield	0%	0%
Expected volatility	80% - 82%	78% - 80%
Expected term (years)	5.50 - 6.08	5.00 - 6.08
2015 ESPP
Risk-free interest rate	0.48% - 1.08%	0.35% - 0.94%
Expected dividend yield	0%	0%
Expected volatility	80% - 107%	65% - 101%
Expected term (years)	0.50 - 2.00	0.50 - 2.00
Stock-based compensation expense recognized for stock options and the ESPP has been reported in the statements of operations and comprehensive loss as follows (in thousands):

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

	Years ended December 31,
	2016	2015
Research and development	$2,005	$1,586
General and administrative	2,339	1,447
Total	$4,344	$3,033
The weighted-average grant date fair value of stock options granted to employees during the year ended December 31, 2016 was $6.99 per share. The total grant date fair value of stock options that vested during the year ended December 31, 2016 was $3.6 million. As of December 31, 2016, total unrecognized share-based compensation expense related to unvested employee stock options of the Company was approximately $7.8 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.14 years.
As of December 31, 2016, total unrecognized compensation expense related to the Company’s ESPP was approximately $0.6 million.  This unrecognized compensation cost is expected to be recognized over approximately 1.9 years.
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
The following table provides a reconciliation between income taxes computed at the federal statutory rate of 34% and the provision for income taxes (in thousands):

	Years Ended December 31,
	2016	2015	2014
Federal income taxes at 34%	$(16,334)	$(10,946)	$(4,044)
State income tax, net of federal benefit	(1)	(1,821)	(672)
Tax effect on nondeductible expenses	1,650	341	132
Research credits	(3,538)	(676)	(265)
Rate change	267	—	—
Change in valuation allowance	14,996	13,084	4,849
Reserve for uncertain tax positions	2,883	—	—
Other	77	18	—
Income tax expense	$—	$—	$—
Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2016	2015
Deferred tax assets:
Net operating losses	$27,309	$15,646
Research credits	3,646	987
Intangibles	466	590
Other	2,030	1,231
Total deferred tax assets	33,451	18,454
Less valuation allowance	(33,451)	(18,454)
Income tax expense	$—	$—
At December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $79.5 million and $39.1 million, respectively. The federal and state loss carryforwards begin to expire in 2033, unless previously utilized. The Company also has federal research and development and orphan drug credit carryforwards totaling $4.3 million and state research and development credit carryforwards totaling $0.9 million. The federal research and development credit and orphan drug credit carryforwards begin to expire in 2033, unless previously utilized. The state research and development credit carryforwards begin to expire in 2018.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence, including a history of operating

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

losses, management has determined that it is more likely than not that the net deferred tax assets will not be realized. A valuation allowance of $33.5 million and $18.5 million as of December 31, 2016 and 2015, respectively, has been established to offset the deferred tax assets as realization of such assets is uncertain.
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
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized.  At December 31, 2016 and 2015, the unrecognized tax benefits recorded were approximately $4.6 million and $0.4 million, respectively.  Approximately $3.2 million of the unrecognized tax benefits would reduce our annual effective tax rates, if recognized, subject to the valuation allowances.  The Company does not anticipate a significant change in the unrecognized tax benefits within the next 12 months.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2016, 2015 and 2014 is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance as of the beginning of the year	$356	$108	$6
Increases related to current year tax positions	921	248	102
Increases related to prior year tax positions	3,365	—	—
Balance as of the end of the year	$4,642	$356	$108
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

10. COMMITMENTS AND CONTINGENCIES
Litigation—From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company at December 31, 2016 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
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
Future minimum payments required under the lease as of December 31, 2016 are summarized as follows (in thousands):

2017	$724
2018	746
Total minimum lease payments	$1,470
Rent expense was $733,000 and $581,000 for the years ended December 31, 2016 and 2015, respectively.
Contractual Obligations—The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on or within 30 days of notice.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Operating expenses	$9,885	$11,862	$12,336	$14,353
Other income (expense)	96	107	109	(41)
Net loss	(9,789)	(11,755)	(12,227)	(14,394)
Basic and diluted net loss per share	$(0.71)	$(0.85)	$(0.88)	$(0.88)
Shares used to compute basic and diluted net loss per share	13,807,825	13,871,938	13,910,145	16,352,046
2015
Operating expenses	$6,732	$6,446	$9,207	$9,928
Other income (expense)	(5)	32	33	60
Net loss	(6,737)	(6,414)	(9,174)	(9,868)
Basic and diluted net loss per share	$(5.92)	$(0.59)	$(0.67)	$(0.72)
Shares used to compute basic and diluted net loss per share	1,138,911	10,957,150	13,674,568	13,731,519

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
As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
Management’s Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
This Annual Report does not include an attestation report of our registered public accounting firm due to a transition period established by the JOBS Act that is applicable to emerging growth companies.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2016, we implemented a new enterprise resource planning (ERP) system by transitioning our corporate operations, including general ledger, procurement, and payment functions. We have accordingly modified our existing internal controls infrastructure to adapt to our new ERP system as we take advantage of the increased functionality of the new system. We believe that the new ERP system and related chagnes to processes and the design of our internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the fourth quarter of 2016 and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.
There were no other changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2017 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2016, and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements—We have filed the following documents in Item 8of this Annual Report:

2.	Financial Statement Schedules—All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3.
Exhibits—For a list of exhibits filed with this Annual Report, refer to the exhibit index following the signature page on this Annual Report. The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: March 15, 2017	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Stein, Ph.D. and Matthew Onaitis, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Stein, Ph.D.	President and Chief Executive Officer	March 15, 2017
Jeffrey Stein, Ph.D.	(Principal Executive Officer)

/s/ Matthew Onaitis, J.D.	Chief Financial Officer and General Counsel	March 15, 2017
Matthew Onaitis, J.D.	(Principal Financial Officer)

/s/ Marc J.S. Wilson	Vice President, Finance and Accounting	March 15, 2017
Marc J.S. Wilson	(Principal Accounting Officer)

/s/ Scott M. Rocklage, Ph.D	Chairman of the Board of Directors	March 15, 2017
Scott M. Rocklage, Ph.D

/s/ Daniel D. Burgess	Member of the Board of Directors	March 15, 2017
Daniel D. Burgess

/s/ Timothy R. Franson, M.D.	Member of the Board of Directors	March 15, 2017
Timothy R. Franson, M.D.

/s/ Robert J. Perez	Member of the Board of Directors	March 15, 2017
Robert J. Perez

/s/ Theodore R. Schroeder	Member of the Board of Directors	March 15, 2017
Theodore R. Schroeder

Exhibit Index

Exhibit Number	Description
1.2(1)	Controlled Equity OfferingSM Sales Agreement by and between the Registrant and Cantor Fitzgerald & Co., dated May 19, 2016.
3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3.2(2)	Amended and Restated Bylaws of the Registrant, as currently in effect.
4.1(3)	Form of Common stock Certificate of the Registrant.
4.2(3)	Second Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated February 10, 2015.
4.3(4)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.
10.1+(3)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.
10.2+(3)	2015 Equity Incentive Plan and Form of Grant Notice, Stock Option Agreement and Notice of Exercise thereunder.
10.3+(3)	2015 Employee Stock Purchase Plan.
10.4+(3)	2013 Stock Option and Grant Plan and Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder, as amended.
10.5+(5)	Form of Amended and Restated Employment Agreement by and between the Registrant and its executive officers, dated September 19, 2016.
10.6(6)	Consulting and Independent Contractor Agreement by and between the Registrant and Dirk Thye, M.D., dated September 2, 2016.
10.7(4)	Loan and Security Agreement by and between Registrant and Pacific Western Bank, dated October 3, 2016.
10.8(3)	Asset Purchase Agreement by and between Registrant and Seachaid Pharmaceuticals, Inc., dated May 30, 2014.
10.9(3)	Addendum to Asset Purchase Agreement by and between Registrant and Seachaid Pharmaceuticals, Inc. dated September 23, 2014 and deemed effective as of May 30, 2014.
10.10(3)	Standard Industrial/Commercial Multi-Tenant Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated June 9, 2014.
10.11(3)	First Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated June 9, 2014.
10.12(3)	Second Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated February 15, 2015.
10.13(7)	Third Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated July 1, 2015.
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-211472), filed on May 19, 2016.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 3, 2016.
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed on November 10, 2016.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 1, 2016.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on November 16, 2015.

†	Indicates management contract or compensatory plan.

*	Filed herewith.