Form 10-Q
period 2017-03-31
Cidara Therapeutics, Inc.
filed 2017-05-10
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒   No   ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒
As of April 30, 2017, the registrant had 16,806,042 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,198	$85,367
Short-term investments	7,888	19,252
Prepaid expenses and other current assets	1,195	779
Total current assets	91,281	105,398
Property and equipment, net	1,292	1,374
Other assets	190	190
Total assets	$92,763	$106,962

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,912	$2,909
Accrued liabilities	3,440	3,338
Accrued compensation and benefits	1,534	2,662
Total current liabilities	6,886	8,909
Term loan, less debt issuance costs	9,813	9,794
Other long-term liabilities	75	80
Total liabilities	16,774	18,783
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2017 and December 31, 2016; 16,825,918 and 16,804,721 shares issued and outstanding, respectively, at March 31, 2017; 16,837,126 and 16,773,232 shares issued and outstanding, respectively, at December 31, 2016	2	2
Additional paid-in capital	183,051	181,840
Accumulated other comprehensive loss	(4)	(1)
Accumulated deficit	(107,060)	(93,662)
Total stockholders' equity	75,989	88,179
Total liabilities and stockholders' equity	$92,763	$106,962

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2017	2016
Operating expenses:
Research and development	$10,243	$7,189
General and administrative	3,155	2,696
Total operating expenses	13,398	9,885
Loss from operations	(13,398)	(9,885)
Other income (expense):
Interest income (expense), net	—	96
Total other income (expense)	—	96
Net loss	$(13,398)	$(9,789)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	(3)	6
Comprehensive loss	$(13,401)	$(9,783)
Basic and diluted net loss per share	$(0.80)	$(0.71)
Shares used to compute basic and diluted net loss per share	16,795,366	13,807,825

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Operating activities:
Net loss	$(13,398)	$(9,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198	179
Stock-based compensation	1,051	833
Non-cash interest expense	19	—
Amortization of discount or premium on short-term investments	(39)	(37)
Deferred rent	(5)	1
Changes in assets and liabilities:
Prepaid expenses and other current assets	(416)	(155)
Accounts payable and accrued liabilities	(799)	(1,699)
Accrued compensation	(1,129)	(219)
Net cash used in operating activities	(14,518)	(10,886)

Investing activities:
Purchases of short-term investments	—	(9,959)
Maturities of short-term investments	11,400	10,000
Purchases of property and equipment	(116)	(54)
Net cash provided by (used in) investing activities	11,284	(13)

Financing activities:
Proceeds from exercise of stock options	144	41
Repurchase of unvested restricted stock	(79)	—
Net cash provided by financing activities	65	41
Net decrease in cash and cash equivalents	(3,169)	(10,858)
Cash and cash equivalents at beginning of period	85,367	62,562
Cash and cash equivalents at end of period	$82,198	$51,704

Supplemental disclosure of cash flows:
Interest paid	$118	$—
Non-cash investing activities:
Property and equipment acquired but not yet paid	$—	$74
Non-cash financing activities:
Vesting of early exercised stock options	$16	$75

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
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operating activities since its inception. At March 31, 2017, the Company had an accumulated deficit of $107.1 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has prepared cash flow forecasts which indicate, based on its current cash resources available, that it will have sufficient resources to fund its business, including its ongoing clinical trials, for at least the next 12 months from the date of this filing. The Company will need to raise additional capital to fund its losses from operations. It anticipates raising capital through debt and equity financing, through government funding or through collaborations or partnerships with other entities. Debt or equity financing or collaborations and partnerships with other entities may not be available on a timely basis on terms acceptable to the Company, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, liquidate or grant rights to assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.
Unaudited Interim Financial Data—The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB.  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2017 and 2016.
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
Concentration of Credit Risk—The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Periodically, the Company maintains deposits in government insured financial institutions in excess of government insured limits. The Company invests its cash balances in financial institutions that it believes have high credit quality, has not experienced any losses on such accounts and does not believe it is exposed to significant credit risk.
Patent Costs—The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the accompanying statements of operations.
Income Taxes—The Company follows the FASB's ASC 740, Income Taxes, in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Revenue Recognition—The Company recognizes revenues when all four of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.
While the Company has not recognized any revenue to date, the Company will begin to recognize revenue in the second quarter of 2017 under its Combating Antibiotic Resistant Bacteria Accelerator (CARB-X) Subaward Agreement (see Note 8). Revenue will be recognized under this best-efforts, cost-reimbursable contract as services are performed so long as a contract has been executed and the fees for these services are fixed or determinable and reasonably assured of collection. Revenue will not be recognized under this arrangement for amounts related to contract periods where funding is not yet committed as amounts above committed funding thresholds would not be considered fixed or determinable or reasonably assured of collection.
Research and Development Costs—Research and development expenses consist of wages, benefits and stock-based compensation charges for research and development employees, scientific consultant fees, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and preclinical and clinical trial costs.  The Company accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies, and other events.
Costs incurred in purchasing technology assets and intellectual property are charged to research and development expense if the technology has not been conclusively proven to be feasible and has no alternative future use.
Comprehensive Loss—Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. The Company’s only component of other comprehensive loss is unrealized gains (losses) on short-term marketable securities. Comprehensive gains (losses) have been reflected in the condensed consolidated statements of operations and comprehensive loss and as a separate component of the statements of convertible preferred stock and stockholders’ equity (deficit) for all periods presented.
Stock-based Compensation—The Company accounts for stock-based compensation expense related to employee stock options, restricted stock grants, and employee stock purchase plan rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model.  For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. The Company accounts for stock options and restricted stock units granted to non-employees using the fair value approach. These option grants and restricted stock units are subject to periodic revaluation over their vesting terms.
Net Loss Per Share—Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, unvested restricted common stock subject to repurchase, warrants, and restricted stock units and options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	March 31,
	2017	2016
Common stock options and restricted stock units issued and outstanding	3,130,426	2,295,393
Common stock warrants	17,331	—
Common stock subject to repurchase	21,197	63,894
Total	3,168,954	2,359,287

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
The Company’s financial instruments consist of cash and cash equivalents, marketable securities, and long-term debt. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, prepaid expenses, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of short-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company believes that the fair value of long-term debt approximates its carrying value.
Recently Issued Accounting Standards—During 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Numerous ASUs were issued in 2016 to require additional disclosures, to provide clarification on a number of specific issues pertaining to ASU 2014-09, and to defer the effective date for ASU 2014-09 to interim and annual periods beginning after December 31, 2017. The Company is currently evaluating the impact of the new standard on its CARB-X Subaward Agreement. Given the timing of the signing of the contract the Company elected not to early adopt the guidance.  The Company’s evaluation of the new guidance is ongoing as well as the assessment of the adoption method and the ultimate impact the adoption of this standard will have on its consolidated financial statements.

3. SHORT-TERM INVESTMENTS
The following table summarizes the available-for-sale securities held at March 31, 2017 and December 31, 2016 (in thousands):

As of March 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$7,888	$—	$—	$7,888
Total	$7,888	$—	$—	$7,888

As of December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$19,253	$1	$(2)	$19,252
Total	$19,253	$1	$(2)	$19,252
All available-for-sale securities held at March 31, 2017 and December 31, 2016 had maturities of less than one year. Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive loss. The securities in unrealized loss positions have not been in a continuous unrealized loss position for 12 months or longer. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions, and which reflect those that a market participant would use.
At March 31, 2017 and December 31, 2016, the Company held commercial paper, which is valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers, and securities of money market funds, which invest in short-term U.S. Treasury securities, the prices of which are available from quoted prices in active markets.
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
March 31, 2017
Assets:
Money market funds	$81,979	$81,979	$—	$—
Commercial paper	7,888	—	7,888	—
Total assets at fair value	$89,867	$81,979	$7,888	$—
December 31, 2016
Assets:
Money market funds	$84,830	$84,830	$—	$—
Commercial paper	19,252	—	19,252	—
Total assets at fair value	$104,082	$84,830	$19,252	$—
5. DEBT
Term Loans— On October 3, 2016, the Company entered into a loan and security agreement, (the "Loan Agreement"), with Pacific Western Bank, as the collateral agent and a lender (the "Lender"), pursuant to which the Lender agreed to lend to the Company up to $20.0 million in a series of term loans. Contemporaneously, the Company borrowed $10.0 million from the Lender (the "Term A Loan").
Under the terms of the Loan Agreement and subject to the achievement of positive Phase 2 clinical results from the STRIVE study (the "Milestone"), the Company may, at its sole discretion through April 3, 2018, borrow from the Lender up to an additional $10.0 million (the "Term B Loan", and together with Term A Loan, the "Term Loans"). The Loan Agreement also includes an operating covenant which requires the Company to achieve the Milestone on or before March 31, 2018.
The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of the Company’s current and future assets, other than its intellectual property, which is subject to a double negative pledge.
The Term Loans mature on October 3, 2020 (the "Maturity Date").  Payments under the Term Loans will be interest-only through April 2, 2018, which will be extended by six months if the Milestone event is achieved. The interest-only period will be followed by 30 equal monthly payments of principal and interest; provided that there will be 24 equal monthly payments if the Milestone amount is achieved. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 1.0%. At March 31, 2017, the Term Loans bear interest at 5.0%.
As of March 31, 2017, future principal payments due under the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2017	$—
December 31, 2018	2,667
December 31, 2019	4,000
December 31, 2020	3,333
Total future principal payments due under the Term A Loan	$10,000
6. STOCKHOLDERS’ EQUITY
Preferred Stock— Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized and no shares of preferred stock issued or outstanding at March 31, 2017.
Common Stock—The Company had 200,000,000 shares of common stock authorized as of March 31, 2017. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Reserved for Future Issuance— Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	March 31, 2017	December 31, 2016
Common stock warrants	17,331	17,331
Stock options and restricted stock units issued and outstanding	3,130,426	2,295,393
Authorized for future stock awards under the Company's option plans	1,217,142	1,404,933
Authorized for future issuance under the ESPP	475,184	306,813
Total	4,840,083	4,024,470
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
2015 Employee Stock Purchase Plan
In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Employee Stock Purchase Plan, or the ESPP.  In addition, the number of shares of stock available for issuance under the ESPP will be automatically increased each January 1 by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 490,336 shares, or (iii) such lesser number as determined by the Company’s board of directors.
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period.  An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the three months ended March 31, 2017, no shares were issued pursuant to the ESPP.
Restricted Stock
The Company permits exercise of certain stock options prior to vesting.  Any such unvested shares are restricted and subject to repurchase by the Company until the conditions for vesting are met.  At March 31, 2017 and December 31, 2016, the liabilities for the cash received from the early exercise of stock options were $49,000 and $144,000, respectively, and were classified in accrued liabilities on the balance sheet. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms outlined in the stock option agreements, which are generally 4 years. At March 31, 2017, 21,197 unvested shares were subject to repurchase by the Company.

Performance-based Restricted Stock Units
During the three months ended March 31, 2017, the Company granted 30,000 performance-based restricted stock units (PRSUs) to consultants and that vest based on the achievement of certain pre-defined Company-specific performance criteria. The fair value of the PRSUs is estimated based on the closing sale price of the Company’s common stock on the date of grant. Expense for the PRSUs will be recognized over the estimated performance period with remeasurements at each reporting date using the lowest aggregate amount within the range of potential values. The Company did not recognize any compensation expense related to the PRSUs during the three months ended March 31, 2017. At March 31, 2017, there was no unrecognized estimated compensation expense related to these PRSUs.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,295,393	$7.82	8.20	$6,774
Options granted	919,451	7.86
Options exercised	(26,244)	5.66
Options canceled	(88,174)	8.84
Outstanding at March 31, 2017	3,100,426	$7.82	8.80	$3,351
Vested and expected to vest at March 31, 2017	3,100,426	$7.82	8.80	$3,351
Exercisable at March 31, 2017	1,001,207	$7.14	8.02	$1,963
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
Stock-based compensation expense recognized for restricted shares, performance-based restricted stock units, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$432	$356
General and administrative	619	477
Total	$1,051	$833
The weighted-average grant date fair value of stock options granted by the Company during the three months ended March 31, 2017 was $5.63 per share. The total grant date fair value of stock options that vested during the three months ended March 31, 2017 was $0.8 million. As of March 31, 2017, total unrecognized share-based compensation expense related to unvested stock options of the Company was approximately $11.3 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years.
As of March 31, 2017, total unrecognized compensation expense related to the ESPP was approximately $0.4 million. This unrecognized compensation cost is expected to be recognized over approximately 1.6 years.
8. SIGNIFICANT AGREEMENTS AND CONTRACTS
Combating Antibiotic Resistant Bacteria Accelerator (CARB-X) Subaward Agreement
On March 30, 2017, the Company entered into a Cost Reimbursement Research Subaward Agreement (the "Subaward Agreement") with the Trustees of Boston University. Under the Subaward Agreement, the Company is a subawardee under the CARB-X program. CARB-X is a public-private partnership focused on antibacterials, created by the U.S. Department of Health and Human Services (HHS), Biomedical Advanced Research and Development Authority (BARDA),

and National Institute of Allergy and Infectious Diseases (NIAID). CARB-X is funded by BARDA and the London-based Wellcome Trust, a global charitable foundation (Wellcome), and administered by the Boston University School of Law.
The subaward supports development of the Company's CD201 product candidate. Under the Subaward Agreement, during an initial phase that began on April 1, 2017 and ends upon acceptance by the U.S. Food and Drug Administration of an initial new drug application for CD201, CARB-X will reimburse up to $3.9 million of qualifying development expenses. Once all of the milestones in such initial phase have been met, the CARB-X Joint Oversight Committee will evaluate the progress made in such initial phase and determine whether to exercise its option to fund a second stage. During the second stage, CARB-X would reimburse up to $3.0 million of qualifying development expenses through a Phase 1 clinical trial of CD201. Such second stage would be subject to a new subaward agreement.
The Subaward Agreement can be terminated upon the delivery of 30 days written notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and CARB-X must pay the Company a final settlement based on eligible expenses incurred under the Subaward Agreement.
Revenue under the Subaward Agreement is earned under a cost-reimbursable arrangement in which the Company is reimbursed for direct costs incurred plus allowable indirect costs which consist of fringe benefits and allowable general and administrative expenses. No revenues have been recognized to date.
9. COMMITMENTS AND CONTINGENCIES
Litigation—From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of March 31, 2017 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
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
Future minimum payments required under the lease as of March 31, 2017 are summarized as follows (in thousands):

2017	$545
2018	746
Total minimum lease payments	$1,291

Rent expense was $179,000 and $179,000 for the three months ended March 31, 2017 and 2016, respectively.
Contractual Obligations—The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or within 30 days of notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, and our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2016, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2017.
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
Overview
We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment of diseases that are inadequately addressed by current standard of care therapies. We are developing a balanced pipeline of product and development candidates, with an initial focus on serious fungal and bacterial infections. Our lead product candidate is CD101 IV, an intravenous formulation of a novel echinocandin. CD101 IV has improved pharmacokinetics compared to existing echinocandins and has the potential for expanded utility across patient settings. CD101 IV is the only once-weekly product candidate in development intended for the treatment and prevention of life-threatening invasive fungal infections.
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

Recent Developments
On March 30, 2017, we entered into a Cost Reimbursement Research Subaward Agreement, or the Subaward Agreement, with the Trustees of Boston University. Under the Subaward Agreement, we are a subawardee under the Combating Antibiotic Resistant Bacteria Accelerator, or CARB-X, program. The subaward supports development of our CD201 product candidate. CARB-X is a public-private partnership focused on antibacterials, created by the U.S. Department of Health and Human Services, or HHS, Biomedical Advanced Research and Development Authority, or BARDA, and National Institute of Allergy and Infectious Diseases, or NIAID. CARB-X is funded by BARDA and the London-based Wellcome Trust, a global charitable foundation, and administered by the Boston University School of Law. Under the Subaward Agreement, during an initial phase that began April 1, 2017 and ends upon acceptance by the U.S. Food and Drug Administration, or the FDA, of an initial new drug application, or IND, for CD201, CARB-X will reimburse up to $3.9 million of qualifying development expenses. Once all of the milestones in such initial phase have been met, the CARB-X Joint Oversight Committee will evaluate the progress made in such initial phase and determine whether to exercise its option to fund a second stage. During the second stage, CARB-X would reimburse up to $3.0 million of qualifying development expenses through a Phase 1 clinical trial of CD201. Such second stage would be subject to a new subaward agreement.
FINANCIAL OPERATIONS OVERVIEW
Revenues
To date, we have not generated any revenues.  In the future, we expect to generate revenues from our CARB-X cost reimbursement research agreement and we may generate revenue from a combination of license fees and other upfront payments, other funded research and development agreements, milestone payments, product sales, government and other third-party funding, and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of qualifying reimbursable expenses. In addition, future revenues could fluctuate based on the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized. If we are unable to fund our development costs, or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the phase of development of the product candidates; and

•	the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
CD101 IV	$4,838	$2,170
CD101 topical	840	1,164
Cloudbreak immunotherapy platform	938	600
Personnel costs	2,805	2,486
Other research and development expenses	822	769
Total research and development expenses	$10,243	$7,189

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
In February 2017, we reported results from our Phase 2 clinical trial of CD101 topical, which was designed to evaluate gel and ointment topical formulations of CD101 in women with moderate-to-severe vulvovaginal candidiasis, or VVC. The study found that while the gel and ointment topical formulations of CD101 tested in the study were well tolerated, both formulations were similar in efficacy to each other but lower in clinical and mycological cure rates compared to oral fluconazole. As a result, we discontinued the CD101 topical development program for VVC.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In March 2017, we entered into a Subaward Agreement with CARB-X, under which CARB-X will reimburse us op to $3.9 million of qualifying development expenses for CD201. Accordingly, we instituted a revenue recognition policy in accordance with ASC 605, Revenue Recognition. Under this policy, we recognize revenue when all four of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. See Note 2 to our financial statements for additional information.
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than our revenue recognition policy discussed above, there were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2017 and 2016
The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Research and development	$10,243	$7,189	$3,054
General and administrative	3,155	2,696	459
Other income (expense), net	—	96	(96)
Research and development expenses
Research and development expenses were $10.2 million for the three months ended March 31, 2017 compared to $7.2 million for the three months ended March 31, 2016. Increased clinical and non-clinical expenses for CD101 IV were offset by decreased expenses for the CD101 topical program due to its discontinuation in February 2017. In addition, we expanded early-stage research and preclinical development for our CD201 candidate and our Cloudbreak program. Personnel costs were greater than they were in the comparable quarter in the prior year due to increases in headcount to support these activities.
General and administrative expenses
General and administrative expenses were $3.2 million for the three months ended March 31, 2017 compared to $2.7 million for the three months ended March 31, 2016. The increase in general and administrative expenses was primarily related to personnel costs.
Other Income (Expense)
Other income during the three month period ended March 31, 2017 relates to income generated from cash held in interest-bearing investments, offset by interest expense incurred in connection with our loan from Pacific Western Bank.   Other income during the three month period ended March 31, 2016 relates to income generated from cash held in interest-bearing investments.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have received $188.8 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, our initial public offering, our entry into a debt facility in October 2016 with Pacific Western Bank, and our October 2016 public offering of common stock.
As of March 31, 2017, we had $82.2 million in cash and cash equivalents and $7.9 million in short-term investments. The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(14,518)	$(10,886)
Investing activities	11,284	(13)
Financing activities	65	41
Net decrease in cash and cash equivalents	$(3,169)	$(10,858)

Operating activities
Net cash used in operating activities was $14.5 million for the three months ended March 31, 2017 compared to $10.9 million for the three months ended March 31, 2016. The increase in net cash used in operating activities was attributable primarily to our net loss of $13.4 million for the three months ended March 31, 2017 compared to a net loss of $9.8 million for the three months ended March 31, 2016. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our primary investing activities during the three months ended March 31, 2017 and 2016 consisted of purchases and maturities of short-term investments. For the three months ended March 31, 2017 and 2016, we received proceeds of $11.4 million and $10.0 million, respectively, from the maturity of short-term investments. We purchased approximately $10.0 million of short-term investments during the three months ended March 31, 2016.
Financing activities
Net cash provided by financing activities during the three months ended March 31, 2017 and 2016 consisted of cash received from the exercise of stock options.
Operating Capital Requirements
To continue to fund operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, through government funding or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, or liquidate or grant rights to assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.  Management performed an analysis of the Company's ability to continue as a going concern. We believe, based on our current operating plans, that our existing cash, cash equivalents and marketable securities, access to capital under our Loan Agreement with Pacific Western Bank, reimbursements under our CARB-X Subaward Agreement and anticipated interest income will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months. However, our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements.
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
The market risk inherent in our financial instruments and in our financial position is the potential loss arising from adverse changes in interest rates.  We generally hold our cash in checking and savings accounts and invest excess capital in money market funds, certificates of deposit, corporate debt, and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize our exposure to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceeded 12 months.  If a 10% change in interest rates had occurred on March 31, 2017, this change would not have had a significant impact on the fair value of our investment portfolio as of that date.

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
As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.
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
We have completed two Phase 1 clinical trials of CD101 IV, and we are currently enrolling a Phase 2 clinical trial of CD101 IV in candidemia and invasive candidiasis.  We are also conducting IND enabling studies of CD201, our Cloudbreak development candidate to treat infections caused by multidrug-resistant Gram-negative pathogens. Because of the early stage of our development efforts, we are still in the process of determining the overall clinical development path for our current and future product candidates. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The success of CD101 IV, CD201, and any other product candidates we may develop will depend on many factors, including the following:

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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial. For example, in February 2017 we announced that the efficacy results of our Phase 2 clinical trial of CD101 topical were not sufficiently positive to continue development of that program.
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

If we are required to conduct additional clinical trials or other tests of our product candidates beyond those that we currently contemplate, if we are unable to complete clinical trials of our product candidates or other tests successfully or in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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
A key element of our strategy is to use and expand our Cloudbreak immunotherapy platform to build a pipeline of development candidates and progress these through clinical development for the treatment of a wide variety of infectious diseases, including bacterial, fungal and/or viral infections.  In September 2016, we selected a lead Cloudbreak development candidate, CD201, which is a novel, bispecific antimicrobial immunotherapy being developed for the treatment of multidrug-resistant Gram-negative bacterial infections, including those caused by pathogens harboring the mcr-1 gene. We have not yet identified any other development candidates from the Cloudbreak platform. CD201, antibody-drug conjugates we are working on and other potential development candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and eventually commercialize products based on our Cloudbreak immunotherapy platform, our ability to obtain product revenues in future periods could be limited, which could result in significant harm to our financial position and adversely affect our stock price.
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
All of our programs are in preclinical development or are in early stages of clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, the pharmacokinetic properties, such as a longer half-life or less frequent dosing regimen, that differentiate CD101 IV from other echinocandins could have side effects that we have not anticipated and the consequences of such side effects could be more severe than have been seen with other echinocandins that have shorter half-lives or, or more frequent dosing regimens, or are dosed at lower concentrations than we expect for CD101 IV. Further, the treatment advantages that we are predicting for CD101 IV, such as lower healthcare costs resulting from an ability to administer CD101 IV once-weekly or the predicted ability of CD101 IV to be effective against resistant strains of fungal pathogens, may not be realized. For CD201, the bispecific mechanism of action, including the use of the immune system, may lead to side effects that are not anticipated based on the preclinical work we have conducted to date.
In the biotechnology industry, many agents that initially show promise in early stage testing may later be found to cause side effects that prevent further development of the agents. In addition, fungal and bacterial infections can occur in patients with co-morbidities and weakened immune systems, and there may be adverse events and deaths in our clinical trials that are attributable to factors other than investigational use of our product candidates.
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
*Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payers and others in the medical community necessary for commercial success.
If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payers and others in the medical community for us to achieve commercial success. If our product candidates do not achieve an adequate level of acceptance, we may not generate sufficient product revenue to become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;

•	the size of the markets in the countries in which approvals are obtained;

•	terms, limitations or warnings contained in any labeling approved by the FDA or other regulatory agency;

•	our ability to offer any approved products for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies or dosing regimens;

•	the willingness of physicians to prescribe these therapies and, in the case of CD101 IV, transition to a once-weekly dosing regimen from traditional once-daily dosing;

•	the strength of marketing and distribution support;

•	the success of competing products and the marketing efforts of our competitors;

•	sufficient third-party coverage and adequate reimbursement; and

•	the prevalence and severity of any side effects.
If, in the future, we are unable to establish sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates, if and when they are approved.
We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties.
There are risks involved both with establishing our own sales and marketing capabilities and with entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot reposition our sales and marketing personnel.
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
Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health programs, private health insurers, integrated delivery networks, and other third-party payers. Third-party payers decide which medications they will pay for and establish reimbursement levels. A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of payment for particular medications. Increasingly, third-party payers are requiring that drug companies provide predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement may not be sufficient. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
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
In September 2016, we selected a lead Cloudbreak development candidate, CD201, which is a novel, bispecific antimicrobial immunotherapy being developed for the treatment of multidrug-resistant bacterial infections, including those caused by pathogens harboring the mcr-1 gene. We are also working on antibody-drug conjugate approaches, but we have not yet identified any other development candidates from the Cloudbreak platform. Our Cloudbreak immunotherapy platform and other drug discovery efforts may not be successful in identifying additional molecules that could be developed as drug therapies. Our research programs may initially show promise in identifying such potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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

•	we may lose certain valuable rights under circumstances identified in our collaboration agreements if we undergo a change of control;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;

•	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all; and

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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, release, safety, efficacy, regulatory filings, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. For example, in order to commence clinical trials of our product candidates in the United States, we must file an IND and obtain FDA agreement to proceed. The FDA may place our development program on clinical hold and require further preclinical testing prior to allowing our clinical trials to proceed.
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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of promotional materials and safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements for product facilities, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to physicians and related recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not comply with these restrictions, we may be subject to enforcement actions.
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
*Our relationships with customers, health care professionals and third-party payers will be subject to applicable healthcare laws, which could expose us to penalties, including administrative, civil or criminal penalties, damages, fines, imprisonment, exclusion from participation in federal healthcare programs such as Medicare and Medicaid, reputational harm, the curtailment or restructuring of our operations and diminished future profits and earnings.
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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs.  Interpretations of standards of compliance under these laws and regulations are rapidly changing and subject to varying interpretations, and it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other laws that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, imprisonment and the curtailment or restructuring of our operations, any of which could diminish our future profits or earnings. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
Further, the existing and/or future patents, if any, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent and patent applications we own with respect to CD101 IV or CD201 or the patents we pursue related to any of our other product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize CD101 IV, CD201 and our other product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced, although a patent term extension or supplementary protection certificate having varied scope may be available in certain jurisdictions to compensate for some of the lost patent term. In addition, we do not know whether:

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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various foreign or jurisdictional governmental patent agencies in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm to pay these fees due to foreign patent agencies. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of CD101 IV, CD201 and/or our other product candidates. Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. If any third-party patents were held by a court of competent jurisdiction to cover the CD101 or CD201 manufacturing process, any molecules formed during the CD101 or CD201 manufacturing process or the final CD101 or CD201 products or any use thereof, the holders of any such patents may be able to block our ability to commercialize CD101 IV or CD201, as applicable, unless we obtained a license under the applicable patent or patents, or until such patents expire. These same issues and risks arise in connection with any other product candidates we develop as well. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, or at all. Any inability to obtain such a license under the applicable patents on commercially reasonable terms, or at all, would have a material adverse effect on our ability to commercialize CD101 IV, CD201 or any of our other product candidates until such patents expire.
In addition, third parties may obtain patents in the future and claim that our product candidates and/or the use of our technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees in the case of willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products, which may be impossible and/or require substantial time and monetary expenditure. In addition, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of CD101 IV, CD201 or any of our other product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, or at all. In that event, we would not be able to further develop and commercialize such product candidates, which could harm our business significantly.
We may be required to file lawsuits or take other actions to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.
Competitors may infringe our current or future patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our asserted patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Pursuit of these claims would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business.
Interference proceedings or derivative proceedings provoked by third parties or brought by the USPTO may be necessary to determine the entitlement to patent protection with respect to our patents or patent applications. An unfavorable outcome could result in a loss of our patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all. Litigation or patent office proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

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
We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patents to develop their own products and further, may export otherwise infringing products to territories where we have patents but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
*Provisions in our contract with the Trustees of Boston University, or BU, relating to the Combating Antibiotic Resistant Bacteria Accelerator, or CARB-X, program, may affect our intellectual property rights.
Certain of our activities relating to our CD201 program are subject to reimbursement under our Cost Reimbursement Research Subaward Agreement, or the CARB-X Subaward Agreement, with the Trustees of Boston University. CARB-X is funded by the U.S. Biomedical Advanced Research and Development Authority, or BARDA, and the Wellcome Trust, or Wellcome, a global charitable foundation. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including the right to a nonexclusive license authorizing the government to use the invention. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government, U.S. government funding must be disclosed in any resulting patent applications, and our rights in such inventions may be subject to certain requirements to manufacture products in the U.S.
In addition, subject to such march-in rights, if we have not exploited or further developed intellectual property rights relating to CD201 by the date that is five years after the end of the activities funded by CARB-X under the CARB-X Subaward Agreement in any country, Wellcome will have the option to take responsibility for the exclusive commercialization and exploitation of such intellectual property rights in such country. In such event, such intellectual property rights relating to such country will be assigned to Wellcome, and Wellcome will share revenues and equity holdings relating to such exploitation with us on a 50%/50% basis, net of Wellcome’s related costs. In the event we license such intellectual property rights to a third party prior to the exercise of such option rights by Wellcome, such option rights shall terminate, provided that the third party license agreement contains a requirement for the licensee to use diligent efforts to exploit such intellectual property rights, with a reversion right to us in the event of a violation of such diligence requirement, and provided that Wellcome has approved such third party license agreement in writing.
If the U.S. government or Wellcome takes any of these actions with respect to our intellectual property rights, we may be unable to obtain a significant commercial advantage from our intellectual property, and our potential revenue opportunities could be limited substantially.

Risks Related to U.S. Government Contracts and Grants
*Our use of government funding adds uncertainty to our research and commercialization efforts and may impose requirements that increase our costs.
Contracts funded by the U.S. government and its agencies, including our CARB-X Subaward Agreement, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

•	terminate agreements, in whole or in part, for any reason or no reason;

•	reduce or modify the government’s obligations under such agreements without the consent of the other party;

•	claim rights, including intellectual property rights, in products and data developed under such agreements;

•	audit contract-related costs and fees, including allocated indirect costs;

•	suspend the contractor from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;

•	suspend or debar the contractor from doing future business with the government;

•	control and potentially prohibit the export of products; and

•	pursue criminal or civil remedies under the Federal Civil Monetary Penalties Act and the Federal Civil False Claims Act and similar remedy provisions specific to government agreements.
In addition, government contracts contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

•	specialized accounting systems unique to government contracts;

•	mandatory financial audits and potential liability for price adjustments or recoupment of government funds after such funds have been spent;

•	public disclosures of certain contract information, which may enable competitors to gain insights into our research program; and

•	mandatory socioeconomic compliance requirements, including labor standards, anti-human-trafficking, non-discrimination, and affirmative action programs and environmental compliance requirements.
If we fail to maintain compliance with these requirements, we may be subject to potential liability and to termination of our contracts.
*If we do not receive all of the funds under our CARB-X Subaward Agreement or are unable to generate additional revenues from additional contracts, we may be forced to suspend or terminate one or more of our preclinical programs.
A substantial amount of our ongoing development activities relating to our CD201 development program is expected to be derived from our CARB-X Subaward Agreement. There can be no assurances that this contract will continue or that we will be able to enter into new contracts with the United States government or other sources of funding to support this program, or any other program resulting from our Cloudbreak platform. The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each contract. Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of anti-infective products. If we cannot obtain or maintain government or other funding for our programs, we may be forced to discontinue those programs.
*Our business is subject to audit by the U.S. government under our CARB-X Subaward Agreement, and a negative audit could adversely affect our business.
United States government agencies routinely audit and investigate government contractors and recipients of Federal grants. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. BU also has the right to audit our activities under our CARB-X Subaward Agreement.
Government agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems.

Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded.
If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	Termination of contracts;

•	Forfeiture of profits;

•	Suspension of payments;

•	Fines; and

•	Suspension or prohibition from conducting business with the United States government.
In addition, we could suffer serious reputational harm if allegations of impropriety were made against us, which could cause our stock price to decrease.
*Laws and regulations affecting government contracts make it more expensive and difficult for us to successfully conduct our business.
We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under our CARB-X Subaward Agreement. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:

•
the Federal Acquisition Regulations, or FAR, and agency-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;

•
business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and include other requirements such as the Anti-Kickback Statute and Foreign Corrupt Practices Act;

•	export and import control laws and regulations; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
Any changes in applicable laws and regulations could restrict our ability to maintain our existing CARB-X Subaward Agreement and obtain new contracts, which could limit our ability to conduct our business and materially adversely affect our results of operations.
Risks Related to Our Financial Position and Need for Additional Capital
*We are an early stage biotechnology company that has incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.
Since our inception, we have incurred significant operating losses. Our net loss was $13.4 million and $9.8 million for the three month periods ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $107.1 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, our initial public offering of our common stock, or our IPO, our October 2016 term loan facility with Pacific Western Bank, or Pacific Western, and our October 2016 follow-on public offering of common stock. We have devoted substantially all of our financial resources and efforts to research and development. We are currently enrolling a Phase 2 clinical trial of CD101 IV and IND enabling studies of CD201.  We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	submit INDs to the FDA and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards, or IRBs, at clinical trial sites;

•	advance CD101 IV through clinical development;

•
continue the preclinical development of CD201, our antibody-drug conjugates or any other product candidates from our Cloudbreak immunotherapy platform or otherwise, and advance one or more of such product candidates into clinical trials;

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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for our product candidates, initially CD101 IV and CD201, and any other product candidates that we seek to develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of the approved product. Furthermore, we expect to incur additional costs associated with operating as a public company. Our future capital requirements will depend on many factors, including:

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
Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through March 31, 2017, our operations have been financed primarily by gross proceeds of approximately $188.8 million from the issuance of convertible debt securities, the sale of shares of convertible preferred stock, the sale of shares of our common stock in our IPO, our October 2016 term loan facility with Pacific Western, and our October 2016 follow-on public offering of common stock. As of March 31, 2017, we had cash, cash equivalents, and short-term investments of $90.1 million. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, or liquidate or grant rights to assets where possible.  Any of these actions could materially harm our business, results of operations and future prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.
*Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as potentially entering into collaborations, strategic alliances and licensing arrangements or receiving government and/or charitable grants or contracts. Other than our controlled equity sales agreement with Cantor Fitzgerald & Co., our term loan facility with Pacific Western and our CARB-X Subaward Agreement, each of which is subject to the fulfillment of specified conditions, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. There can be no assurances that we will be able to enter into contracts with or receive grants from the United States government or charitable organizations to support our programs. The process of obtaining grants and contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each grant or contract. United States government grants and contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. If we receive a United States government grant or contract, we would be required to comply with numerous laws and regulations relating to the formation, administration and performance of the grant or contract, which can make it more difficult for us to retain our rights under such grant or contract and result in increased costs. If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances, licensing arrangements or government or charitable programs when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
The outstanding principal balance under the loan agreement is secured by a security interest in substantially all of our assets, other than intellectual property, which is subject to a double negative pledge. The loan agreement requires us to comply with a number of customary affirmative and restrictive covenants, including covenants that limit our ability to, among other things: transfer any part of our business or property; merge or consolidate with another entity or otherwise experience a change in control; incur additional indebtedness; encumber the collateral securing the loan; declare or pay any cash dividend or make distributions on our capital stock; repurchase or redeem any class of stock or other equity interest; acquire, own or make investments; and make certain capitalized expenditures over a specified threshold, in each case subject to exceptions. In addition, the loan agreement contains an operating covenant, which requires us to achieve positive data from a Phase 2 clinical trial of CD101 Topical or CD101 IV on or before March 31, 2018. Subsequent operating covenants will be reset in 2018. The loan agreement also includes standard events of default, including a provision that Pacific Western could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect on (i) our operations, business or financial condition and subsidiaries taken as a whole; (ii) our ability to perform or pay the secured obligations under the loan agreement and related agreements; or (iii) the collateral pledged to Pacific Western under the loan agreement. Upon such determination, Pacific Western could declare all obligations under the loan agreement immediately due and payable. Although, in and of itself, the occurrence of adverse results or delays in any clinical study or the denial, delay or limitation of approval of or taking of any other regulatory action by the FDA or another governmental entity will not constitute a material adverse effect under the loan agreement, Pacific Western may determine that such an event together with contemporaneous events or circumstances constitutes a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the loan agreement. If we default under the facility, Pacific Western may accelerate all of our repayment obligations. At such time, we may not have enough available cash or be able to raise additional funds on satisfactory terms, if at all, through equity or debt financings to repay our indebtedness at the time any such repayment is required. If we are unable to access funds to meet those obligations or to renegotiate the loan agreement, Pacific Western could take control of and may sell our pledged assets. In such an event, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If our assets were liquidated, Pacific Western’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Pacific Western of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.
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

•	adverse results, suspensions, terminations, or delays in pre-clinical or clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our contract manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices or acceptable quality;

•	our inability to establish collaborations if needed;

•	our failure to commercialize our product candidates;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, government grants or contracts or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our initial fungal infection, bacterial infection or other target markets;

•	our ability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated variations in quarterly operating results;

•	our cash position and our ability to raise additional capital and the manner and terms on which we raise it;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 16,804,721 shares of common stock outstanding as of March 31, 2017. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC. Through March 31, 2017, we used $15.8 million of the net proceeds from the offering to fund ongoing research and development activities. We intend to use the remaining proceeds to fund our ongoing and future clinical development of CD101 IV; the preclinical development, IND-enabling studies and early clinical trials of CD201 and/or any other Cloudbreak development candidates; research and discovery efforts related to the expansion of our Cloudbreak immunotherapy platform; and working capital, including general operating expenses. Pending such uses, we plan to continue investing the unused proceeds from this offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.
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

Cidara Therapeutics, Inc.

Date: May 10, 2017	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Matthew Onaitis
Matthew Onaitis
Chief Financial Officer and General Counsel
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(2)	Form of Common stock Certificate of the Registrant.

4.2(2)	Second Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated February 10, 2015

10.1#	Cost Reimbursement Research Subaward Agreement, dated as of March 30, 2017, by and between the Registrant and the Trustees of Boston University

10.2	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Registrant's 2015 Equity Incentive Plan

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.