Form 10-Q
period 2017-06-30
Cidara Therapeutics, Inc.
filed 2017-08-09
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒
As of July 31, 2017, the registrant had 16,863,095 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,012	$85,367
Short-term investments	—	19,252
Accounts receivable	215	—
Prepaid expenses and other current assets	1,576	779
Total current assets	79,803	105,398
Property and equipment, net	1,165	1,374
Other assets	190	190
Total assets	$81,158	$106,962

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,817	$2,909
Accrued liabilities	3,461	3,338
Accrued compensation and benefits	1,713	2,662
Current portion of term loan	667	—
Total current liabilities	10,658	8,909
Term loan, less debt issuance costs	9,165	9,794
Other long-term liabilities	71	80
Total liabilities	19,894	18,783
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2017 and December 31, 2016; 16,878,004 and 16,860,771 shares issued and outstanding, respectively, at June 30, 2017; 16,837,126 and 16,773,232 shares issued and outstanding, respectively, at December 31, 2016	2	2
Additional paid-in capital	184,967	181,840
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(123,705)	(93,662)
Total stockholders' equity	61,264	88,179
Total liabilities and stockholders' equity	$81,158	$106,962

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
Operating expenses:
Research and development	$13,191	$8,471	$23,434	$15,660
General and administrative	3,424	3,391	6,579	6,087
Total operating expenses	16,615	11,862	30,013	21,747
Loss from operations	(16,615)	(11,862)	(30,013)	(21,747)
Other income (expense):
Interest income (expense), net	(30)	107	(30)	203
Total other income (expense)	(30)	107	(30)	203
Net loss	$(16,645)	$(11,755)	$(30,043)	$(21,544)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	4	(2)	1	4
Comprehensive loss	$(16,641)	$(11,757)	$(30,042)	$(21,540)
Basic and diluted net loss per share	$(0.99)	$(0.85)	$(1.79)	$(1.56)
Shares used to compute basic and diluted net loss per share	16,831,960	13,871,938	16,813,759	13,839,864

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
Operating activities:
Net loss	$(30,043)	$(21,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	384	369
Stock-based compensation	2,652	1,942
Non-cash interest expense	38	—
Amortization of discount or premium on short-term investments	(47)	(80)
Deferred rent	(10)	1
Changes in assets and liabilities:
Accounts receivable	(215)	—
Prepaid expenses and other current assets	(797)	(439)
Accounts payable and accrued liabilities	2,136	(925)
Accrued compensation	(648)	435
Other assets	—	(117)
Net cash used in operating activities	(26,550)	(20,358)

Investing activities:
Purchases of short-term investments	—	(47,782)
Maturities of short-term investments	19,300	35,000
Purchases of property and equipment	(175)	(217)
Net cash provided by (used in) investing activities	19,125	(12,999)

Financing activities:
Proceeds from exercise of stock options	149	66
Repurchase of unvested restricted stock	(79)	—
Net cash provided by financing activities	70	66
Net decrease in cash and cash equivalents	(7,355)	(33,291)
Cash and cash equivalents at beginning of period	85,367	62,562
Cash and cash equivalents at end of period	$78,012	$29,271

Supplemental disclosure of cash flows:
Interest paid	$245	$—
Non-cash investing activities:
Property and equipment acquired but not yet paid	$—	$70
Non-cash financing activities:
Vesting of early exercised stock options	$25	$135
Purchase of shares pursuant to Employee Stock Purchase Plan	$301	$294

See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operating activities since its inception. At June 30, 2017, the Company had an accumulated deficit of $123.7 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has prepared cash flow forecasts which indicate, based on its current cash resources available, that it will have sufficient resources to fund its business, including its ongoing clinical trials, for at least the next 12 months from the date of this filing. The Company will need to raise additional capital to fund its losses from operations. It anticipates raising capital through debt and equity financing, through government funding or through collaborations or partnerships with other entities. Debt or equity financing, government funding or collaborations and partnerships with other entities may not be available on a timely basis on terms acceptable to the Company, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, liquidate or grant rights to assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.
Unaudited Interim Financial Data—The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2017 and 2016.
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
Revenue Recognition—The Company recognizes revenues when all four of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured.
Grant Funding—The Company has received research and development funding through a grant from a nonprofit organization. The Company has evaluated the terms of the grant to assess the its obligations and the classification of funding received. Amounts billable for funded research and development are recognized in the statement of operations as a reduction to research and development expense over the grant period as the related costs are incurred to meet the Company's obligations.
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
Comprehensive Loss—Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. The Company’s only component of other comprehensive loss is unrealized gains (losses) on marketable securities. Comprehensive gains (losses) have been reflected in the condensed consolidated statements of operations and comprehensive loss and as a separate component of the statements of convertible preferred stock and stockholders’ equity (deficit) for all periods presented.
Stock-based Compensation—The Company accounts for stock-based compensation expense related to employee stock options and employee stock purchase plan rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model.  For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. The Company accounts for stock options and restricted stock units granted to non-employees using the fair value approach. These option grants and restricted stock units are subject to periodic revaluation over their vesting terms.
Net Loss Per Share—Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, unvested restricted common stock subject to repurchase, warrants, and restricted stock units and options outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	June 30,
	2017	2016
Common stock options and restricted stock units issued and outstanding	3,175,354	2,115,056
Common stock warrants	17,331	—
Common stock subject to repurchase	17,233	93,802
Total	3,209,918	2,208,858

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

3. SHORT-TERM INVESTMENTS
The company did not hold any available-for-sale securities at June 30, 2017. The following table summarizes the available-for-sale securities held at December 31, 2016 (in thousands):

As of December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$19,253	$1	$(2)	$19,252
Total	$19,253	$1	$(2)	$19,252
All available-for-sale securities held at December 31, 2016 had maturities of less than one year. Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive loss. The securities in unrealized loss positions had not been in a continuous unrealized loss position for 12 months or longer. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
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
The Company classifies investments in money market funds within Level 1 as the prices are available from quoted prices in active markets. Investments in commercial paper, corporate debt and reverse repurchase agreements are classified with Level 2 as these instruments are valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
June 30, 2017
Assets:
Money market funds	$53,824	$53,824	$—	$—
U.S. Treasury reverse repurchase agreements	24,000	—	24,000	—
Total assets at fair value	$77,824	$53,824	$24,000	$—
December 31, 2016
Assets:
Money market funds	$84,830	$84,830	$—	$—
Commercial paper	19,252	—	19,252	—
Total assets at fair value	$104,082	$84,830	$19,252	$—
5. DEBT
Term Loans— On October 3, 2016, the Company entered into a loan and security agreement, (the "Loan Agreement"), with Pacific Western Bank, as the collateral agent and a lender (the "Lender"), pursuant to which the Lender agreed to lend to the Company up to $20.0 million in a series of term loans. Contemporaneously, the Company borrowed $10.0 million from the Lender (the "Term A Loan").
Under the terms of the Loan Agreement and subject to the achievement of positive Phase 2 clinical results from the STRIVE study (the "Milestone"), the Company may, at its sole discretion through October 3, 2018, borrow from the Lender up to an additional $10.0 million (the "Term B Loan," and together with Term A Loan, the "Term Loans"). Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, including the receipt of positive Phase 2 clinical data from the CD101 IV program by March 31, 2018, or the occurrence of a material adverse change, the collateral agent will have the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable.
The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of the Company’s current and future assets, other than its intellectual property, which is subject to a double negative pledge.
The Term Loans mature on October 3, 2020 (the "Maturity Date").  Payments under the Term Loans will be interest-only through April 2, 2018, which will be extended by six months if the Milestone event is achieved. The interest-only period will be followed by 30 monthly payments of principal and interest; provided that there will be 24 monthly payments if the Milestone amount is achieved. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 1.0%. At June 30, 2017, the Term Loans bear interest at 5.25%.
As of June 30, 2017, future principal payments due under the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2017	$—
December 31, 2018	2,667
December 31, 2019	4,000
December 31, 2020	3,333
Total future principal payments due under the Term A Loan	$10,000
6. STOCKHOLDERS’ EQUITY
Preferred Stock— Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized and no shares of preferred stock issued or outstanding at June 30, 2017.
Common Stock—The Company had 200,000,000 shares of common stock authorized as of June 30, 2017. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Reserved for Future Issuance— Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	June 30, 2017	December 31, 2016
Common stock warrants	17,331	17,331
Stock options and restricted stock units issued and outstanding	3,175,354	2,295,393
Authorized for future stock awards under the Company's option plans	1,172,214	1,404,933
Authorized for future issuance under the ESPP	423,098	306,813
Total	4,787,997	4,024,470
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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the six months ended June 30, 2017, 52,086 shares were issued pursuant to the ESPP.
Restricted Stock
The Company permits exercise of certain stock options prior to vesting.  Any such unvested shares are restricted and subject to repurchase by the Company until the conditions for vesting are met.  At June 30, 2017 and December 31, 2016, the liabilities for the cash received from the early exercise of stock options were $39,000 and $144,000, respectively, and were classified in accrued liabilities on the balance sheet. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms outlined in the stock option agreements, which are generally 4 years. At June 30, 2017, 17,233 unvested shares were subject to repurchase by the Company.
Performance-based Restricted Stock Units
During the six months ended June 30, 2017, the Company granted 30,000 performance-based restricted stock units (PRSUs) to consultants that vest based on the achievement of certain pre-defined Company-specific performance criteria. During the six months ended June 30, 2017, 10,000 PRSUs were canceled as a result of the termination of the engagement of one of the Company's consultants. The fair value of the PRSUs is estimated based on the closing sale price of the Company’s common stock on the date of grant. Expense for the PRSUs will be recognized over the estimated performance period with remeasurements at each reporting date using the lowest aggregate amount within the range of potential values. The Company did not recognize any compensation expense related to the PRSUs during the six months ended June 30, 2017. At June 30, 2017, there was no unrecognized estimated compensation expense related to these PRSUs.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,295,393	$7.82	8.20	$6,774
Options granted	1,002,451	7.78
Options exercised	(26,244)	5.66
Options canceled	(116,246)	9.08
Outstanding at June 30, 2017	3,155,354	$7.78	8.55	$3,048
Vested and expected to vest at June 30, 2017	3,155,354	$7.78	8.55	$3,048
Exercisable at June 30, 2017	1,259,117	$7.28	7.85	$1,991
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
Stock-based compensation expense recognized for restricted shares, performance-based restricted stock units, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$708	$525	$1,140	$881
General and administrative	893	584	1,512	1,061
Total	$1,601	$1,109	$2,652	$1,942
The weighted-average grant date fair value of employee stock options granted by the Company during the six months ended June 30, 2017 was $5.55 per share. The total grant date fair value of employee stock options that vested during the six months ended June 30, 2017 was $2.0 million. As of June 30, 2017, total unrecognized share-based compensation expense related to unvested employee stock options of the Company was approximately $10.3 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
As of June 30, 2017, total unrecognized compensation expense related to the ESPP was approximately $0.9 million. This unrecognized compensation cost is expected to be recognized over approximately 1.2 years.

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
Under the Subaward Agreement, the Company is reimbursed for direct costs incurred plus allowable indirect costs which consist of fringe benefits and allowable general and administrative expenses. For the three and six month periods ended June 30, 2017, the Company recognized reductions to research and development expenses of $0.2 million for costs eligible for reimbursement under the Subaward Agreement. As of June 30, 2017, billed accounts receivable were $0.1 million and unbilled accounts receivable were $0.1 million related to reimbursable expenses under the Subaward Agreement.
9. COMMITMENTS AND CONTINGENCIES
Litigation—From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of June 30, 2017 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
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
Future minimum payments required under the lease as of June 30, 2017 are summarized as follows (in thousands):

2017	$367
2018	746
Total minimum lease payments	$1,113

Rent expense was $357,000 and $360,000 for the six months ended June 30, 2017 and 2016, respectively.
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
CD101 IV
CD101 IV is a novel molecule in the echinocandin class of antifungals. We are developing CD101 IV for the treatment and prevention of systemic Candida and other fungal infections associated with high mortality rates. We are currently enrolling patients with candidemia and invasive candidiasis in a Phase 2 clinical trial called the STRIVE study.
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
CD201 is a novel, bispecific antimicrobial immunotherapy being developed for the treatment of multidrug-resistant Gram-negative bacterial infections, including those caused by pathogens harboring the mcr-1 plasmid. Cidara has received a grant for up to $6.9 million from the Combating Antibiotic Resistance Accelerator, or CARB-X, to advance the development of CD201.

FINANCIAL OPERATIONS OVERVIEW

Revenues
To date, we have not generated any revenues. In the future, we may generate revenue from a combination of license fees and other upfront payments, other funded research and development agreements, milestone payments, product sales, government and other third-party funding, and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of qualifying reimbursable expenses. In addition, future revenues could fluctuate based on the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized. If we are unable to fund our development costs, or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
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
We have received research and development funding through a grant from a nonprofit organization. We have evaluated the terms of the grant to assess our obligations and the classification of funding received. Amounts received for funded research and development are recognized in the statement of operations as a reduction to research and development expense over the grant period as the related costs are incurred to meet our obligations.
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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the phase of development of the product candidates; and

•	the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
CD101 IV	$8,392	$2,761	$13,230	$4,931
CD101 topical	354	1,456	1,194	2,620
Cloudbreak immunotherapy platform	941	923	1,879	1,523
Personnel costs	2,784	2,556	5,589	5,042
Other research and development expenses	720	775	1,542	1,544
Total research and development expenses	$13,191	$8,471	$23,434	$15,660

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In March 2017, we entered into a Subaward Agreement with CARB-X, under which CARB-X will reimburse us for qualifying development expenses for CD201. We reflect these costs reimbursed under this agreement as a reduction of our research and development expenses. See Note 2 to our financial statements for additional information.
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than our accounting for the CARB-X Subaward Agreement discussed above, there were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2017 and 2016
The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Research and development	$13,191	$8,471	$4,720
General and administrative	3,424	3,391	33
Other income (expense), net	(30)	107	(137)
Research and development expenses
Research and development expenses were $13.2 million for the three months ended June 30, 2017 compared to $8.5 million for the three months ended June 30, 2016.  The majority of the increase in research and development expense is due to higher clinical expenses associated with the CD101 IV STRIVE study. Increases in CD101 IV expenses were partially offset by decreases in CD101 topical expenses due to the discontinuation of that program in February 2017.
Other Income (Expense)
Other expense during the three month period ended June 30, 2017 related to interest expense incurred in connection with our loan from Pacific Western Bank which was partially offset by income generated from cash held in interest-bearing investments. Other income during the three month period ended June 30, 2016 related to income generated from cash held in interest-bearing investments.
Comparison of the six months ended June 30, 2017 and 2016
The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Research and development	$23,434	$15,660	$7,774
General and administrative	6,579	6,087	492
Other income (expense), net	(30)	203	(233)
Research and development expenses
Research and development expenses were $23.4 million for the six months ended June 30, 2017 compared to $15.7 million for the six months ended June 30, 2016. The majority of the increase in research and development expense is due to higher clinical expenses associated with the CD101 IV STRIVE study. Increases in CD101 IV expenses were partially offset by decreases in CD101 topical expenses due to the discontinuation of that program in February 2017.
General and administrative expenses
General and administrative expenses were $6.6 million for the six months ended June 30, 2017 and $6.1 million for the six months ended June 30, 2016. The increase in general and administrative expenses was primarily related to higher personnel costs.
Other Income (Expense)
Other expense during the six month period ended June 30, 2017 related to interest expense incurred in connection with our loan from Pacific Western Bank which was partially offset by income generated from cash held in interest-bearing investments. Other income during the six month period ended June 30, 2016 related to income generated from cash held in interest-bearing investments.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have received $188.8 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, our initial public offering, our entry into a debt facility in October 2016 with Pacific Western Bank, and our October 2016 public offering of common stock.
As of June 30, 2017, we had $78.0 million in cash and cash equivalents. The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(26,550)	$(20,358)
Investing activities	19,125	(12,999)
Financing activities	70	66
Net decrease in cash and cash equivalents	$(7,355)	$(33,291)
Operating activities
Net cash used in operating activities was $26.6 million for the six months ended June 30, 2017 compared to $20.4 million for the six months ended June 30, 2016. The increase in net cash used in operating activities was attributable primarily to our net loss of $30.0 million for the six months ended June 30, 2017 compared to a net loss of $21.5 million for the six months ended June 30, 2016. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our primary investing activities during the six months ended June 30, 2017 and 2016 consisted of purchases and maturities of short-term investments. For the six months ended June 30, 2017 and 2016, we received proceeds of $19.3 million and $35.0 million, respectively, from the maturity of short-term investments. We purchased approximately $47.8 million of short-term investments during the six months ended June 30, 2016.
Financing activities
Net cash provided by financing activities during the six months ended June 30, 2017 and 2016 primarily consisted of cash received from the exercise of stock options.
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

Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements.
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
The market risk inherent in our financial instruments and in our financial position is the potential loss arising from adverse changes in interest rates.  We generally hold our cash in checking and savings accounts and invest excess capital in money market funds, certificates of deposit, corporate debt, and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize our exposure to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceeded 12 months.  If a 10% change in interest rates had occurred on June 30, 2017, this change would not have had a significant impact on the fair value of our investment portfolio as of that date.
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
As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with entering into the Cost Reimbursement Research Subaward Agreement with CARB-X, we have developed and will continue developing additional internal controls over our cost reimbursement process. Except for the development of the additional internal controls over cost reimbursement, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including that:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or in a given country;

•	regulators may require that trials or studies be conducted, or sized or otherwise designed in ways, that were unforeseen in order to obtain marketing authorization;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

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
A key element of our strategy is to use and expand our Cloudbreak immunotherapy platform to build a pipeline of development candidates and progress these through clinical development for the treatment of a wide variety of infectious diseases, including bacterial, fungal and/or viral infections.  In September 2016, we selected a lead Cloudbreak development candidate, CD201, which is a novel, bispecific antimicrobial immunotherapy being developed for the treatment of multidrug-resistant Gram-negative bacterial infections, including those caused by pathogens harboring the mcr-1 gene. We have not yet identified any other development candidates from the Cloudbreak platform. CD201, antibody-drug conjugates and other molecules we are working on and other potential development candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and eventually commercialize products based on our Cloudbreak immunotherapy platform, our ability to obtain product revenues in future periods could be limited, which could result in significant harm to our financial position and adversely affect our stock price.
*If we experience delays or difficulties in enrolling patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States, or if we do not believe that the number of patients required by such regulatory agencies in any clinical trial can be enrolled in a reasonable timeframe. In addition, some of our competitors may have ongoing or new clinical trials for product candidates that would treat the same indications as our product candidates or be used in the same patients, and therefore patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

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
Our inability to enroll a sufficient number of patients for our clinical trials, or to enroll such patients in a timely manner, would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.
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
We have limited financial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential than opportunities we pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate or opportunity, we may relinquish valuable rights to that product candidate or opportunity through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or opportunity.
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
We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties.
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
Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health programs, private health insurers, integrated delivery networks, and other third-party payers. Third-party payers decide which medications they will pay for and establish reimbursement levels. A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of payment for particular medications. Increasingly, third-party payers are requiring that drug companies provide predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement may not be sufficient for commercial success. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
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
In September 2016, we selected a lead Cloudbreak development candidate, CD201, which is a novel, bispecific antimicrobial immunotherapy being developed for the treatment of multidrug-resistant bacterial infections, including those caused by pathogens harboring the mcr-1 gene. We are also working on antibody-drug conjugate and other approaches, but we have not yet identified any other development candidates from the Cloudbreak platform. Our Cloudbreak immunotherapy platform and other drug discovery efforts may not be successful in identifying additional molecules that could be developed as drug therapies. Our research programs may initially show promise in identifying such potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.

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
Third-party manufacturers may not be able to comply with current U.S. Good Manufacturing Practice requirements, or cGMPs, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with cGMPs or other applicable regulations, even if such failures do not relate specifically to our product candidates or approved products, could result in sanctions being imposed on us or the manufacturers, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could adversely affect supplies of our product candidates and harm our business and results of operations.
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
There are a number of incentive programs administered by the FDA and other regulatory bodies to facilitate development of drugs in areas of unmet medical need. CD101 IV received the designations as a Qualified Infectious Disease Product, or QIDP, a fast track product, and an orphan drug in the U.S.  Our product candidates may not qualify for or maintain designations under these or other incentive programs under any of the FDA’s existing or future programs to expedite drug development in areas of unmet medical need. Our inability to fully take advantage of these incentive programs may require us to run larger trials, incur delays, lose opportunities that may not otherwise be available to us, lose marketing exclusivity for which we would otherwise be eligible, and incur greater expense in the development of our product candidates.

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
We must obtain marketing approval in each jurisdiction in which we market our products. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not submitted a marketing application or received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process, testing and release, and inspection of manufacturing facilities and personnel by the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
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
*Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
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
We expect that additional healthcare reform measures will be adopted within and outside the United States in the future, any of which could add difficulty to the regulatory approval processes for our product candidates or limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. The continuing efforts of third-party payors to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.
Risks Related to Our Intellectual Property
*If our efforts to protect the proprietary nature of the intellectual property related to CD101 IV, CD201 or our other product candidates are not adequate, we may not be able to compete effectively in our markets.
We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to CD101 IV, CD201 and our other product candidates. Any involuntary disclosure to or misappropriation by third parties of our proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our markets.
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
Further, the existing and/or future patents, if any, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent and patent applications we own with respect to CD101 IV or CD201 or the patents we pursue related to any of our other product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize CD101 IV, CD201 and our other product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced, although a patent term extension or supplementary protection certificate having varied scope may be available in certain jurisdictions to compensate for some of the lost patent term. In addition, we do not know whether:

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
In addition, patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in March 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and prospects.
In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable in one or more jurisdictions, inventions for which patents are difficult to enforce and any other elements of our drug discovery program that involve proprietary know-how, information and technology that is not covered by patents. Although we require all of our employees, consultants, advisers and third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or used in an unauthorized manner or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques.
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
*We may be required to file lawsuits or take other actions to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.
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

Interference proceedings or derivative proceedings provoked by third parties or brought by the USPTO may be necessary to determine the entitlement to patent protection with respect to our patents or patent applications. An unfavorable outcome could result in a loss of our patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all. Litigation or patent office proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent misappropriation of our trade secrets or confidential information, particularly in countries where the laws or legal process may not protect those rights as fully as in the United States.
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
We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and legal processes of some foreign countries do not protect intellectual property to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patents to develop their own products and further, may export otherwise infringing products to territories where we have patents but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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
In addition, subject to such march-in rights, if we have not exploited or further developed intellectual property rights relating to the product candidates subject to reimbursement under the CARB-X program by the date that is five years after the end of the activities funded by CARB-X under the CARB-X Subaward Agreement in any country, Wellcome will have the option to take responsibility for the exclusive commercialization and exploitation of such intellectual property rights in such country. In such event, such intellectual property rights relating to such country will be assigned to Wellcome, and Wellcome will share revenues and equity holdings relating to such exploitation with us on a 50%/50% basis, net of Wellcome’s related costs. In the event we license such intellectual property rights to a third party prior to the exercise of such option rights by Wellcome, such option rights shall terminate, provided that the third party license agreement contains a requirement for the licensee to use diligent efforts to exploit such intellectual property rights, with a reversion right to us in the event of a violation of such diligence requirement, and provided that Wellcome has approved such third party license agreement in writing.

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
A substantial amount of our ongoing development activities relating to our CD201 program is expected to be derived from our CARB-X Subaward Agreement. There can be no assurances that this contract will continue or that we will be able to enter into new contracts with the United States government or other sources of funding to support this program, or any other program resulting from our Cloudbreak platform. The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each contract. Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of anti-infective products. If we cannot obtain or maintain government or other funding for our programs, we may be forced to discontinue those programs.
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
Risks Related to Our Financial Position and Need for Additional Capital
*We are an early stage biotechnology company that has incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.
Since our inception, we have incurred significant operating losses. Our net loss was $30.0 million and $21.5 million for the six month periods ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $123.7 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, our initial public offering of our common stock, or our IPO, our October 2016 term loan facility with Pacific Western Bank, or Pacific Western, and our October 2016 follow-on public offering of common stock. We have devoted substantially all of our financial resources and efforts to research and development. We are currently enrolling a Phase 2 clinical trial of CD101 IV and conducting IND enabling studies of CD201.  We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

•	seek marketing approvals for our product candidates;

•	establish or contract for a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;

•	maintain, expand and enforce our intellectual property portfolio;

•	hire additional manufacturing, clinical, regulatory, quality assurance and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support product development; and

•	acquire or in-license other product candidates and technologies.
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
Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through June 30, 2017, our operations have been financed primarily by gross proceeds of approximately $188.8 million from the issuance of convertible debt securities, the sale of shares of convertible preferred stock, the sale of shares of our common stock in our IPO, our October 2016 term loan facility with Pacific Western, and our October 2016 follow-on public offering of common stock. As of June 30, 2017, we had cash, cash equivalents, and short-term investments of $78.0 million. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, or liquidate or grant rights to assets where possible, or suspend or curtail planned programs.
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as potentially entering into collaborations, strategic alliances and licensing arrangements or receiving government and/or charitable grants or contracts. Other than our controlled equity sales agreement with Cantor Fitzgerald & Co., our term loan facility with Pacific Western and our CARB-X Subaward Agreement, each of which is subject to the fulfillment of specified conditions, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. There can be no assurances that we will be able to enter into contracts with or receive grants from the United States government or charitable organizations to support our programs. The process of obtaining grants and contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each grant or contract. United States government grants and contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. If we receive a United States government grant or contract, we would be required to comply with numerous laws and regulations relating to the formation, administration and performance of the grant or contract, which can make it more difficult for us to retain our rights under such grant or contract and result in increased costs. If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties, or by receiving charitable grants, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances, licensing arrangements or government or charitable programs when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
In October 2016, we entered into a loan and security agreement with Pacific Western, or the loan agreement, under which we borrowed $10.0 million and may borrow up to an additional $10.0 million on or prior to October 3, 2018, subject to certain terms and conditions set forth therein, including our achievement of certain milestones.

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

•	adverse results, suspensions, terminations, or delays in pre-clinical or clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•	changes in laws or regulations applicable to our products, including but not limited to requirements for approvals;

•	adverse developments concerning our contract manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices or acceptable quality;

•	our inability to establish collaborations if needed;

•	our failure to commercialize our product candidates;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, government grants or contracts or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our fungal infection, bacterial infection or other target markets;

•	our ability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated variations in quarterly operating results;

•	our cash position and our ability to raise additional capital and the manner and terms on which we raise it;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

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
*We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The NASDAQ Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the political environment and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 16,860,771 shares of common stock outstanding as of June 30, 2017. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and may make it more difficult for you to sell shares of our common stock. In addition, shares of common stock that are either issuable upon the exercise of outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC. Through June 30, 2017, we used $27.9 million of the net proceeds from the offering to fund ongoing research and development activities and general operating expenses. We intend to use the remaining proceeds to fund our ongoing and future clinical development of CD101 IV; the preclinical development, IND-enabling studies and early clinical trials of CD201 and/or any other Cloudbreak development candidates; research and discovery efforts related to the expansion of our Cloudbreak immunotherapy platform; and working capital, including general operating expenses. Pending such uses, we plan to continue investing the unused proceeds from this offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.
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

Cidara Therapeutics, Inc.

Date: August 9, 2017	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Matthew Onaitis
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