Form 10-Q
period 2017-09-30
Cidara Therapeutics, Inc.
filed 2017-11-08
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒
As of October 31, 2017, the registrant had 20,238,143 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,276	$85,367
Short-term investments	9,876	19,252
Accounts receivable	321	—
Prepaid expenses and other current assets	1,730	779
Total current assets	66,203	105,398
Property and equipment, net	1,043	1,374
Other assets	190	190
Total assets	$67,436	$106,962

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,777	$2,909
Accrued liabilities	3,186	3,338
Accrued compensation and benefits	1,987	2,662
Current portion of term loan	1,667	—
Total current liabilities	8,617	8,909
Term loan, less debt issuance costs	8,185	9,794
Other long-term liabilities	61	80
Total liabilities	16,863	18,783
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2017 and December 31, 2016; 16,879,006 and 16,865,737 shares issued and outstanding, respectively, at September 30, 2017; 16,837,126 and 16,773,232 shares issued and outstanding, respectively, at December 31, 2016	2	2
Additional paid-in capital	186,534	181,840
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(135,962)	(93,662)
Total stockholders' equity	50,573	88,179
Total liabilities and stockholders' equity	$67,436	$106,962

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
Operating expenses:
Research and development	$9,159	$8,729	$32,593	$24,389
General and administrative	3,090	3,607	9,669	9,694
Total operating expenses	12,249	12,336	42,262	34,083
Loss from operations	(12,249)	(12,336)	(42,262)	(34,083)
Other income (expense):
Interest income (expense), net	(8)	109	(38)	312
Total other income (expense)	(8)	109	(38)	312
Net loss	$(12,257)	$(12,227)	$(42,300)	$(33,771)
Other comprehensive loss:
Unrealized loss on short-term investments	(1)	(13)	—	(9)
Comprehensive loss	$(12,258)	$(12,240)	$(42,300)	$(33,780)
Basic and diluted net loss per share	$(0.73)	$(0.88)	$(2.51)	$(2.44)
Shares used to compute basic and diluted net loss per share	16,864,211	13,910,145	16,830,749	13,863,453

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2017	2016
Operating activities:
Net loss	$(42,300)	$(33,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	528	547
Stock-based compensation	4,206	3,254
Non-cash interest expense	58	—
Amortization of discount or premium on short-term investments	(45)	(127)
Deferred rent	(19)	(4)
Changes in assets and liabilities:
Accounts receivable	(337)	—
Prepaid expenses and other current assets	(952)	(506)
Accounts payable and accrued liabilities	(1,185)	1,607
Accrued compensation	(372)	1,072
Other assets	—	(117)
Net cash used in operating activities	(40,418)	(28,045)

Investing activities:
Purchases of short-term investments	(9,880)	(69,617)
Maturities of short-term investments	19,300	60,000
Purchases of property and equipment	(166)	(287)
Net cash provided by (used in) investing activities	9,254	(9,904)

Financing activities:
Proceeds from exercise of stock options	152	70
Repurchase of unvested restricted stock	(79)	—
Debt issuance costs	—	(24)
Deferred public offering costs	—	(37)
Net cash provided by financing activities	73	9
Net decrease in cash and cash equivalents	(31,091)	(37,940)
Cash and cash equivalents at beginning of period	85,367	62,562
Cash and cash equivalents at end of period	$54,276	$24,622

Supplemental disclosure of cash flows:
Interest paid	$378	$—
Non-cash investing activities:
Property and equipment acquired but not yet paid	$16	$38
Non-cash financing activities:
Vesting of early exercised stock options	$35	$166
Purchase of shares pursuant to Employee Stock Purchase Plan	$301	$294

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
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operating activities since its inception. At September 30, 2017, the Company had an accumulated deficit of $136.0 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has prepared cash flow forecasts which indicate, based on its current cash resources available and the October 2017 private placement of common stock (see Note 10), that it will have sufficient resources to fund its business, including its ongoing clinical trials, for at least the next 12 months from the date of this filing. The Company will need to raise additional capital to fund its losses from operations. It anticipates raising capital through debt and equity financing, through government funding or through collaborations or partnerships with other entities. Debt or equity financing, government funding or collaborations and partnerships with other entities may not be available on a timely basis on terms acceptable to the Company, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, liquidate or grant rights to assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.
Unaudited Interim Financial Data—The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2017 and 2016.
Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s consolidated financial statements relate to estimating the fair value of the Company’s common shares used to account for share-based compensation and certain accruals, including those related to preclinical and clinical activities. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
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
Grant Funding—The Company has received research and development funding through a grant from a nonprofit organization. The Company has evaluated the terms of the grant to assess its obligations and the classification of funding received. Amounts billable for funded research and development are recognized in the statement of operations as a reduction to research and development expense over the grant period as the related costs are incurred to meet the Company's obligations.
Research and Development Costs—Research and development expenses consist of wages, benefits and stock-based compensation charges for research and development employees, scientific consultant fees, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and preclinical and clinical trial costs. The Company accrues preclinical and clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies, and other events.
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
Stock-based Compensation—The Company accounts for stock-based compensation expense related to employee stock options and employee stock purchase plan rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model. The fair value of Restricted Stock Units (RSUs) and Performance-based RSUs (PRSUs) granted to employees is estimated based on the closing price of the Company's common stock on the date of grant.  For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. For awards subject to performance-based vesting conditions, the Company assesses the probability of achievement of the individual milestones under the stock-based awards and recognizes stock-based compensation expense over the implicit service period commencing once the Company believes the performance criteria is probable of achievement. The Company accounts for stock options, RSUs, and PRSUs granted to non-employees using the fair value approach. These stock-based awards are subject to periodic revaluation over their vesting terms.
Net Loss Per Share—Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, unvested restricted common stock subject to repurchase, warrants, and RSUs and options outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	September 30,
	2017	2016
Common stock options and RSUs issued and outstanding	3,323,599	2,343,644
Common stock warrants	17,331	—
Common stock subject to repurchase	13,269	79,807
Total	3,354,199	2,423,451

Fair Value of Financial Instruments—The Company follows authoritative guidance issued by the FASB with respect to fair value reporting for financial assets and liabilities. The guidance defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.
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
Recently Issued Accounting Standards—During 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Numerous ASUs were issued in 2016 to require additional disclosures, to provide clarification on a number of specific issues pertaining to ASU 2014-09, and to defer the effective date for ASU 2014-09 to interim and annual periods beginning after December 31, 2017. The Company is currently evaluating the impact of the new standard on its CARB-X Subaward Agreement. Given the timing of the signing of the contract the Company elected not to early adopt the guidance.  The Company’s evaluation of the new guidance is ongoing, as is the assessment of the adoption method and the ultimate impact the adoption of this standard will have on the Company's consolidated financial statements.
During 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting," which provides clarity and guidance around which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual periods beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

3. SHORT-TERM INVESTMENTS
The following table summarizes the available-for-sale securities held at September 30, 2017 and December 31, 2016 (in thousands):

As of September 30, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt	$9,877	$—	$(1)	$9,876
Total	$9,877	$—	$(1)	$9,876

As of December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$19,253	$1	$(2)	$19,252
Total	$19,253	$1	$(2)	$19,252
All available-for-sale securities held at September 30, 2017 and December 31, 2016 had maturities of less than one year. Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive loss. The securities in unrealized loss positions had not been in a continuous unrealized loss position for 12 months or longer. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
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
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
September 30, 2017
Assets:
Money market funds	$16,539	$16,539	$—	$—
U.S. Treasury reverse repurchase agreements	37,500	—	37,500	—
Corporate debt	9,876	—	9,876
Total assets at fair value	$63,915	$16,539	$47,376	$—
December 31, 2016
Assets:
Money market funds	$84,830	$84,830	$—	$—
Commercial paper	19,252	—	19,252	—
Total assets at fair value	$104,082	$84,830	$19,252	$—

5. DEBT
Term Loans— On October 3, 2016, the Company entered into a loan and security agreement, (the "Loan Agreement"), with Pacific Western Bank, as the collateral agent and a lender (the "Lender"), pursuant to which the Lender agreed to lend to the Company up to $20.0 million in a series of term loans. Contemporaneously, the Company borrowed $10.0 million from the Lender (the "Term A Loan").
Under the terms of the Loan Agreement and subject to the achievement of positive Phase 2 clinical results from the STRIVE study (the "Milestone"), the Company may, at its sole discretion through October 3, 2018, borrow from the Lender up to an additional $10.0 million (the "Term B Loan," and together with Term A Loan, the "Term Loans"). Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, including the receipt of positive Phase 2 clinical data from the rezafungin (formerly known as CD101 IV) program by March 31, 2018, or the occurrence of a material adverse change, the collateral agent will have the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable.
The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of the Company’s current and future assets, other than its intellectual property, which is subject to a double negative pledge.
The Term Loans mature on October 3, 2020 (the "Maturity Date").  Payments under the Term Loans will be interest-only through April 2, 2018, which will be extended by six months if the Milestone event is achieved. The interest-only period will be followed by 30 monthly payments of principal and interest, provided that there will be 24 monthly payments if the Milestone event is achieved. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 1.0%. At September 30, 2017, the Term Loans bear interest at 5.25%.
As of September 30, 2017, future principal payments due under the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2017	$—
December 31, 2018	2,667
December 31, 2019	4,000
December 31, 2020	3,333
Total future principal payments due under the Term A Loan	$10,000

6. STOCKHOLDERS’ EQUITY
Preferred Stock— Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized and no shares of preferred stock issued or outstanding at September 30, 2017.
Common Stock—The Company had 200,000,000 shares of common stock authorized as of September 30, 2017. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Reserved for Future Issuance— Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	September 30, 2017	December 31, 2016
Stock options and RSUs issued and outstanding	3,323,599	2,295,393
Authorized for future stock awards under the Company's option plans	1,022,967	1,404,933
Authorized for future issuance under the ESPP	423,098	306,813
Common stock warrants	17,331	17,331
Total	4,786,995	4,024,470
7. STOCK INCENTIVE PLANS
2015 Equity Incentive Plan
In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Equity Incentive Plan (“2015 EIP”).  Under the 2015 EIP, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, and other awards to individuals who are employees, officers, directors, or consultants of the Company.  The number of shares of stock available for issuance under the 2015 EIP will be automatically increased each January 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number as determined by the Company’s board of directors.
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
2015 Employee Stock Purchase Plan
In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Employee Stock Purchase Plan, or the ESPP. The number of shares of stock available for issuance under the ESPP will be automatically increased each January 1 by the lower of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 490,336 shares, or (iii) such lesser number as determined by the Company’s board of directors.

The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the nine months ended September 30, 2017, 52,086 shares were issued pursuant to the ESPP.
Restricted Stock
The Company permits exercise of certain stock options prior to vesting.  Any such unvested shares are restricted and subject to repurchase by the Company until the conditions for vesting are met.  At September 30, 2017 and December 31, 2016, the liabilities for the cash received from the early exercise of stock options were $30,000 and $144,000, respectively, and were classified in accrued liabilities on the balance sheet. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms outlined in the stock option agreements, which are generally 4 years. At September 30, 2017, 13,269 unvested shares were subject to repurchase by the Company.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the nine months ended September 30, 2017:

Number of RSUs and PRSUs
Outstanding at December 31, 2016	—
RSUs and PRSUs granted	240,000
RSUs and PRSUs vested	—
RSUs and PRSUs canceled	(10,000)
Outstanding at September 30, 2017	230,000
For the nine months ended September 30, 2017, stock-based compensation expense related to RSUs and PRSUs was approximately $9,000. At September 30, 2017, estimated unrecognized compensation expense related to RSUs and PRSUs granted to employees was approximately $1.5 million.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,295,393	$7.82	8.20	$6,774
Options granted	1,013,951	7.77
Options exercised	(27,246)	5.58
Options canceled	(188,499)	9.15
Outstanding at September 30, 2017	3,093,599	$7.75	8.27	$4,007
Vested and expected to vest at September 30, 2017	3,093,599	$7.75	8.27	$4,007
Exercisable at September 30, 2017	1,518,239	$7.37	7.69	$2,763
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.

Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$666	$669	$1,805	$1,550
General and administrative	889	641	2,401	1,704
Total	$1,555	$1,310	$4,206	$3,254
The weighted-average grant date fair value of employee stock options granted by the Company during the nine months ended September 30, 2017 was $5.55 per share. The total grant date fair value of employee stock options that vested during the nine months ended September 30, 2017 was $3.7 million. As of September 30, 2017, total unrecognized share-based compensation expense related to unvested employee stock options of the Company was approximately $8.7 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.0 years.
As of September 30, 2017, total unrecognized compensation expense related to the ESPP was approximately $0.6 million. This unrecognized compensation cost is expected to be recognized over approximately 1.1 years.
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
The subaward supports development of the Company's CD201 product candidate and back-up candidates. The back-up candidates include antibody-drug conjugates that the Company is testing in various animal models of bacterial infections. Under the Subaward Agreement, during an initial phase that began on April 1, 2017 and ends upon acceptance by the U.S. Food and Drug Administration of an initial new drug application, CARB-X will reimburse up to $3.9 million of qualifying development expenses. If all of the milestones in such initial phase are met, the CARB-X Joint Oversight Committee will evaluate the progress made in such initial phase and determine whether to exercise its option to fund a second stage. During the second stage, CARB-X would reimburse up to $3.0 million of qualifying development expenses through a Phase 1 clinical trial. Such second stage would be subject to a new subaward agreement.
The Subaward Agreement can be terminated upon the delivery of 30 days written notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and CARB-X must pay the Company a final settlement based on eligible expenses incurred under the Subaward Agreement.
Under the Subaward Agreement, the Company is reimbursed for direct costs incurred plus allowable indirect costs which consist of fringe benefits and allowable general and administrative expenses. For the three and nine month periods ended September 30, 2017, the Company recognized reductions to research and development expenses of $0.2 million and $0.4 million, respectively, for costs eligible for reimbursement under the Subaward Agreement. As of September 30, 2017, billed accounts receivable were $0.1 million and unbilled accounts receivable were $0.2 million related to reimbursable expenses under the Subaward Agreement.
9. COMMITMENTS AND CONTINGENCIES
Litigation—From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of September 30, 2017 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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
Future minimum payments required under the lease as of September 30, 2017 are summarized as follows (in thousands):

2017	$184
2018	746
Total minimum lease payments	$930

Rent expense was $530,000 and $537,000 for the nine months ended September 30, 2017 and 2016, respectively.
Contractual Obligations—The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or within 30 days of notice.
10. SUBSEQUENT EVENTS
Private Placement—In October 2017, the Company closed a private placement transaction with certain accredited investors pursuant to which an aggregate of 3,360,000 shares of common stock were sold at a price of $6.00 per share. The Company received net proceeds of approximately $19.0 million after deducting commissions and offering expenses.

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
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, clinical and nonclinical data, future operations, future financial position, future revenues, projected costs, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
Overview
We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment and prevention of diseases that are inadequately addressed by current standard of care therapies. We are developing a balanced pipeline of product and development candidates, with an initial focus on serious fungal and bacterial infections.
Our lead product candidate is rezafungin acetate, formerly known as CD101 IV, an intravenous formulation of a novel echinocandin. Rezafungin acetate has been approved as the international nonproprietary name, or INN, for CD101 by the World Health Organization, and as a United States Adopted Name, or USAN, for CD101 by the USAN Council.
Rezafungin has improved pharmacokinetics compared to existing echinocandins and has the potential for expanded utility across patient settings. Rezafungin is the only once-weekly product candidate currently in development that is intended for the treatment and prevention of life-threatening invasive fungal infections.
In addition, we are developing CD201 and our antibody-drug conjugates for multidrug-resistant bacterial infections as part of our proprietary Cloudbreak™ platform, which is designed to discover compounds that directly kill pathogens and also direct a patient’s immune system to attack and eliminate bacterial, fungal or viral pathogens.
Rezafungin
Rezafungin acetate is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the treatment and prevention of systemic fungal infections associated with high mortality rates. We are currently enrolling patients with candidemia and invasive candidiasis in a Phase 2 clinical trial called the STRIVE study. We plan to enroll at least 90 patients in the microbiological intent-to-treat, or mITT, population in the STRIVE study, with 30 patients in each of two rezafungin arms and 30 patients receiving the comparator drug, caspofungin. We expect topline data from this study in the first quarter of 2018.
Based on a high-level review of blinded data from a subset of approximately the first half of the total number of patients to be enrolled in the STRIVE study, the overall clinical response rate on the primary endpoint of the study investigator's assessment of cure at day 14 is trending higher, and the 30-day all-cause mortality rate is trending lower, than the respective response rates of caspofungin from prior pivotal clinical trials. In addition, the blinded safety assessment of this patient subset suggests that all doses in the study are well tolerated to date. These preliminary blinded interim results are subject to change once the data have been unblinded and the full data set is analyzed and reported by us.  Because these are blinded data, we have no way of knowing whether there is a treatment effect in any of the treatment arms on either an absolute basis or relative to any of the other treatment arms.  Further, this is a discrete study that is in no way related to or dependent upon any prior clinical study of caspofungin, so it is unclear how any historical outcome rate from any such prior study would relate to outcomes from this study.  In addition, these results represent a small sample size, and interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available.  Preliminary interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the blinded preliminary interim data we analyzed, and clinical data are often susceptible to multiple interpretations and analyses.  For all of the above reasons, undue reliance should not be placed on preliminary blinded interim data, and such data should be viewed with caution until the final unblinded data are available.
We recently received feedback from the FDA that the results of the STRIVE Phase 2 study, along with the results of a single Phase 3 study with a non-inferiority margin of 20%, together with data from our Phase 1 studies, will be supportive of registration in the U.S. for treatment of candidemia and invasive candidiasis in patients with limited or no treatment options, assuming positive efficacy and safety results. Pending final results from the STRIVE study, and subject to feedback from European regulators, we plan to conduct a single randomized, double-blind, controlled Phase 3 pivotal clinical trial in approximately 150 patients with candidemia and invasive candidiasis. The global Phase 3 trial is expected to begin in mid-2018, with topline data expected in mid-2020.
With this Phase 3 study size, we estimate that the total number of patients exposed to our selected dose and duration of rezafungin treatment will be less than the target safety database of 300 patients. For this reason, as well as to maintain enrollment momentum before the start of the Phase 3 study, we intend to continue enrollment at STRIVE study sites after database lock. This continuation of the STRIVE study, which we call STRIVE Part B, will evaluate a dose selected from the STRIVE study in comparison to caspofungin in a 2:1 randomization regime.
We believe there is significant unmet medical need for a safe and well tolerated agent with the spectrum of rezafungin in the prevention of fungal infections in vulnerable patients, including those undergoing bone marrow or solid organ transplant or patients with hematologic malignancies undergoing chemotherapy. We have conducted preclinical studies demonstrating the efficacy of rezafungin in preventing Candida, Aspergillus and Pneumocystis infections in neutropenic animals. Based on these studies and in conjunction with clinical safety, tolerability and pharmacokinetic data, we believe that once-weekly rezafungin could be an effective prophylactic agent for invasive fungal infections in at-risk patients.
Based on FDA and MHRA feedback we have received to date, and subject to further European regulatory feedback and financial resources, we plan to conduct a single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic bone marrow transplant to enable use of rezafungin in a 90-day prophylaxis regimen. Subject to further regulatory discussions, we believe that this study could start in mid-2018 and produce topline results in mid-2020.
Based on our interactions with the FDA and MHRA, we believe that our planned Phase 3 trial in prophylaxis, supported by the data from our planned Phase 3 clinical trial in the treatment of candidemia and invasive candidiasis and the remainder of our rezafungin treatment program, could suffice for approval of rezafungin for both the prophylaxis and treatment of invasive fungal infections.
Cloudbreak Immunotherapy Platform
We continue to advance our Cloudbreak immunotherapy platform, which we believe has broad potential applications across a wide spectrum of infectious diseases, including bacterial, fungal and viral infections. We believe that our Cloudbreak platform is a fundamentally new approach for the treatment of infectious disease. To date, we have generated preclinical, in vivo proof of concept data in both our Cloudbreak antibacterial program and our Cloudbreak antifungal program. In September 2016, we selected a lead Cloudbreak development candidate, CD201.
CD201 is a novel, bispecific antimicrobial immunotherapy being developed for the treatment of multidrug-resistant Gram-negative bacterial infections, including those caused by pathogens harboring the mcr-1 plasmid. Cidara has received a grant for up to $6.9 million from the Combating Antibiotic Resistance Accelerator, or CARB-X, to advance the development of CD201 and back-up candidates. The back-up candidates include antibody-drug conjugates that we are testing in various animal models of bacterial infections.

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
Research and development expenses
To date, our research and development expenses have related primarily to preclinical development of our rezafungin and CD201 product candidates and our Cloudbreak immunotherapy technology platform, as well as clinical development of rezafungin and CD101 topical. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and preclinical and clinical trial costs.  We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or activities within studies and other events.
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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the phase of development of the product candidates; and

•	the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rezafungin	$5,202	$2,423	$18,432	$7,354
CD101 topical	119	1,904	1,313	4,524
Cloudbreak immunotherapy platform	731	844	2,610	2,367
Personnel costs	2,622	2,586	8,211	7,628
Other research and development expenses	485	972	2,027	2,516
Total research and development expenses	$9,159	$8,729	$32,593	$24,389
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
In 2017, we granted Restricted Stock Units (RSUs) and Performance-based RSUs (PRSUs) to employees. We estimate the fair value of RSUs and PRSUs based on the closing price of the Company's common stock on the date of grant. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. For awards subject to performance-based vesting conditions, we assess the probability of achievement of the individual milestones under the stock-based awards and recognize stock-based compensation expense over the implicit service period commencing once we believe the performance criteria is probable of achievement.
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than our accounting for those items discussed above, there were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2017 and 2016
The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Research and development	$9,159	$8,729	$430
General and administrative	3,090	3,607	(517)
Other income (expense), net	(8)	109	(117)
Research and development expenses
Research and development expenses were $9.2 million for the three months ended September 30, 2017 compared to $8.7 million for the three months ended September 30, 2016.  The majority of the increase in research and development expense is due to higher clinical expenses associated with the rezafungin STRIVE study. Increases in rezafungin expenses were partially offset by decreases in CD101 topical expenses due to the discontinuation of that program in February 2017.
General and administrative expenses
General and administrative expenses were $3.1 million for the three months ended September 30, 2017 and $3.6 million for the three months ended September 30, 2016. The decrease in general and administrative expenses was primarily related to lower market research costs and lower legal fees for intellectual property matters.
Other Income (Expense)
Other expense during the three month period ended September 30, 2017 related to interest expense incurred in connection with our loan from Pacific Western Bank which was partially offset by income generated from cash held in interest-bearing investments. Other income during the three month period ended September 30, 2016 related to income generated from cash held in interest-bearing investments.
Comparison of the nine months ended September 30, 2017 and 2016
The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Research and development	$32,593	$24,389	$8,204
General and administrative	9,669	9,694	(25)
Other income (expense), net	(38)	312	(350)
Research and development expenses
Research and development expenses were $32.6 million for the nine months ended September 30, 2017 compared to $24.4 million for the nine months ended September 30, 2016. The majority of the increase in research and development expense is due to higher clinical expenses associated with the rezafungin STRIVE study. Increases in rezafungin expenses were partially offset by decreases in CD101 topical expenses due to the discontinuation of that program in February 2017.
Other Income (Expense)
Other expense during the nine month period ended September 30, 2017 related to interest expense incurred in connection with our loan from Pacific Western Bank which was offset by income generated from cash held in interest-bearing investments. Other income during the nine month period ended September 30, 2016 related to income generated from cash held in interest-bearing investments.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception through October 31, 2017, we have received $208.8 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, our initial public offering, our entry into a debt facility in October 2016 with Pacific Western Bank, our October 2016 public offering of common stock and our October 2017 private placement of common stock.
As of September 30, 2017, we had $54.3 million in cash and cash equivalents and $9.9 million in short term investments. The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(40,418)	$(28,045)
Investing activities	9,254	(9,904)
Financing activities	73	9
Net decrease in cash and cash equivalents	$(31,091)	$(37,940)
Operating activities
Net cash used in operating activities was $40.4 million for the nine months ended September 30, 2017 compared to $28.0 million for the nine months ended September 30, 2016. The increase in net cash used in operating activities was attributable primarily to our net loss of $42.3 million for the nine months ended September 30, 2017 compared to a net loss of $33.8 million for the nine months ended September 30, 2016. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our primary investing activities during the nine months ended September 30, 2017 and 2016 consisted of purchases and maturities of short-term investments. For the nine months ended September 30, 2017 and 2016, we received proceeds of $19.3 million and $60.0 million, respectively, from the maturity of short-term investments. We purchased approximately $9.9 million and $69.6 million of short-term investments during the nine months ended September 30, 2017 and 2016, respectively.
Financing activities
Net cash provided by financing activities during the nine months ended September 30, 2017 and 2016 primarily consisted of cash received from the exercise of stock options.
Operating Capital Requirements
To continue to fund operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, through government funding or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, or liquidate or grant rights to assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.  Management performed an analysis of the Company's ability to continue as a going concern. We believe, based on our current operating plans, that our existing cash, cash equivalents and marketable securities, access to capital under our Loan Agreement with Pacific Western Bank, net proceeds from our October 2017 private placement of common stock, reimbursements under our CARB-X Subaward Agreement and anticipated interest income will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months. However, our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements.
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
The market risk inherent in our financial instruments and in our financial position is the potential loss arising from adverse changes in interest rates.  We generally hold our cash in checking and savings accounts and invest excess capital in money market funds, certificates of deposit, corporate debt, and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize our exposure to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceeded 12 months.  If a 10% change in interest rates had occurred on September 30, 2017, this change would not have had a significant impact on the fair value of our investment portfolio as of that date.
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
As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.
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
We have completed two Phase 1 clinical trials of rezafungin, and we are currently enrolling a Phase 2 clinical trial of rezafungin in candidemia and invasive candidiasis.  We are also conducting preclinical studies of CD201 and our antibody-drug conjugates from our Cloudbreak program for infections caused by multidrug-resistant Gram-negative pathogens. Because of the early stage of our development efforts, the timing and costs of the clinical development and regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The success of rezafungin and any other product candidates we may develop will depend on many factors, including the following:

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
For example, although blinded data from a subset of approximately the first half of the total number of patients to be enrolled in the STRIVE study showed that the overall clinical response rate on the primary endpoint of investigator's assessment of cure at day 14 is trending higher, and the 30-day all-cause mortality rate is trending lower, than the respective response rates of caspofungin from prior pivotal clinical trials, and that the blinded safety assessment of this patient subset suggested that all doses in the study are well tolerated to date, these results are subject to change once the full, unblinded data set is analyzed and reported by us. Because these are blinded data, we have no way of knowing whether there is a treatment effect in any of the treatment arms on either an absolute basis or relative to any of the other treatment arms.  Further, this is a discrete study that is in no way related to or dependent upon any prior clinical study of caspofungin, so it is unclear how any historical outcome rate from any such prior study would relate to outcomes from this study.  In addition, these results represent a small sample size, and interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available.  Preliminary interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary interim data we analyzed.  For all of the above reasons, undue reliance should not be placed on preliminary blinded interim data, and such data should be viewed with caution until the final unblinded data are available.
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
An important element of our strategy is to use and expand our Cloudbreak immunotherapy platform to build a pipeline of development candidates and progress these through clinical development for the treatment of a wide variety of infectious diseases, including bacterial, fungal and/or viral infections.  In September 2016, we selected a lead Cloudbreak development candidate, CD201, which is a novel, bispecific antimicrobial immunotherapy being developed for the treatment of multidrug-resistant Gram-negative bacterial infections, including those caused by pathogens harboring the mcr-1 gene. We are also studying a number of antibody-drug conjugates for multidrug-resistant Gram-negative bacterial infections, but we have not yet identified any other development candidates from the Cloudbreak platform. CD201, antibody-drug conjugates and other molecules we are working on and other potential development candidates that we identify may not be suitable for clinical development, including as a result of being shown to have insufficient efficacy, harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and eventually commercialize products based on our Cloudbreak immunotherapy platform, our ability to obtain product revenues in future periods could be limited, which could result in significant harm to our financial position and adversely affect our stock price.
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
All of our programs are in preclinical development or are in early stages of clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, the pharmacokinetic properties, such as a longer half-life or less frequent dosing regimen, that differentiate rezafungin from other echinocandins could have side effects that we have not anticipated and the consequences of such side effects could be more severe than have been seen with other echinocandins that have shorter half-lives or more frequent dosing regimens, or are dosed at lower concentrations than we expect for rezafungin. Further, the treatment advantages that we are predicting for rezafungin, such as lower healthcare costs resulting from an ability to administer rezafungin once-weekly or the predicted ability of rezafungin to be effective against resistant strains of fungal pathogens, may not be realized. For CD201 or our antibody-drug conjugates, the bispecific mechanism of action, including the use of the immune system, may lead to side effects that are not anticipated based on the preclinical work we have conducted to date.
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
We have limited financial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential than opportunities we pursue. For example, because we believe that an NDA filing for rezafungin for prophylaxis can be supported by one Phase 3 trial in prophylaxis, together with the data from our planned Phase 3 clinical trial in the treatment of candidemia and invasive candidiasis and the remainder of our rezafungin treatment program, if financial constraints require us to choose between our planned rezafungin treatment and prophylaxis programs, we would likely be required to choose our treatment program and forego or delay our prophylaxis program.
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
If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payers and others in the medical community for us to achieve commercial success. If our product candidates do not achieve an adequate level of acceptance, we may not generate sufficient product revenue to become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative therapies;

•	the size of the markets in the countries in which approvals are obtained;

•	terms, limitations or warnings contained in any labeling approved by the FDA or other regulatory agency;

•	our ability to offer any approved products for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies or dosing regimens;

•	the willingness of physicians to prescribe these therapies and, in the case of rezafungin, transition to a once-weekly dosing regimen from traditional once-daily dosing;

•	the strength of marketing and distribution support;

•	the success of competing products and the marketing efforts of our competitors;

•	sufficient third-party coverage and adequate reimbursement; and

•	the prevalence and severity of any side effects.
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
Rezafungin will primarily compete with antifungal classes for the treatment and prevention of systemic fungal infections such as candidemia and invasive candidiasis, which include polyenes, azoles and echinocandins. Approved branded antifungal therapies finclude Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by

Pfizer, Inc.) and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). There may be generics of the current echinocandins available at the time of rezafungin market approval, which will create added competition.  In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that rezafungin will compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078 (being developed by Scynexis, Inc.).
CD201 or our antibody-drug conjugates will compete against approved and investigational agents for the treatment of bacterial infections. We may develop other product candidates from our Cloudbreak immunotherapy platform for the treatment of invasive bacterial, fungal or viral infections.  We are aware of a number of approved and investigational therapies in these areas.
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
There are a number of incentive programs administered by the FDA and other regulatory bodies to facilitate development of drugs in areas of unmet medical need. Rezafungin received the designations as a Qualified Infectious Disease Product, or QIDP, a fast track product, and an orphan drug in the U.S. for the treatment of candidemia and invasive candidiasis.  We are planning to seek QIDP, fast track and orphan drug designations for rezafungin for prophylaxis as well. Our product candidates may not qualify for or maintain designations under these or other incentive programs under any of the FDA’s existing or future programs to expedite drug development in areas of unmet medical need. Our inability to fully take advantage of these incentive programs may require us to run larger trials, incur delays, lose opportunities that may not otherwise be available to us, lose marketing exclusivity for which we would otherwise be eligible, and incur greater expense in the development of our product candidates.

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
The process of obtaining marketing approvals, both in the United States and elsewhere, is expensive, may take many years and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot assure you that we will ever obtain any marketing approvals in any jurisdiction. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical or other studies, changes in the manufacturing process or facilities, or clinical trials. Moreover, approval by the FDA or an equivalent foreign authority does not ensure approval by regulatory authorities in any other countries or jurisdictions, but a failure to obtain marketing approval in one jurisdiction may adversely impact the likelihood of approval in other jurisdictions. In addition, varying interpretations of the data obtained from preclinical testing, manufacturing and product testing and clinical trials could delay, limit or prevent marketing approval of a product candidate. Additionally, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
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

Risks Related to Our Intellectual Property
*If our efforts to protect the proprietary nature of the intellectual property related to rezafungin, our Cloudbreak compounds or our other product candidates or compounds are not adequate, we may not be able to compete effectively in our markets.
We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to rezafungin and our other product candidates and compounds. Any involuntary disclosure to or misappropriation by third parties of our proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our markets.
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain, and our commercial success will depend on our ability to obtain patents and maintain adequate protection for rezafungin, CD201, our antibody-drug conjugates and other compounds and product candidates in the United States and other countries. We currently hold issued U.S. utility and foreign patents, and multiple pending U.S. utility patent applications, pending U.S. provisional patent applications, and pending international, foreign national and regional counterpart patent applications covering various aspects of rezafungin, CD201, our antibody-drug conjugates and our Cloudbreak immunotherapy platform, and other technology. The patent applications may fail to result in issued patents in the United States or in foreign countries or jurisdictions. Even if the applications do successfully issue, third parties may challenge the patents.
Further, the existing and/or future patents, if any, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent and patent applications we own with respect to rezafungin, CD20 or our antibody-drug conjugates or the patents we pursue related to any of our other product candidates or compounds is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize the product candidates or compounds. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced, although a patent term extension or supplementary protection certificate having varied scope may be available in certain jurisdictions to compensate for some of the lost patent term. In addition, we do not know whether:

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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of rezafungin, CD201, our antibody-drug conjugates and/or our other product candidates or compounds. Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. If any third-party patents were held by a court of competent jurisdiction to cover the CD101, CD201 or antibody-drug conjugate manufacturing process, any molecules formed during these processes or the final products or any use thereof, the holders of any such patents may be able to block our ability to commercialize the product unless we obtained a license under the applicable patent or patents, or until such patents expire. These same issues and risks arise in connection with any other product candidates we develop as well. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, or at all. Any inability to obtain such a license under the applicable patents on commercially reasonable terms, or at all, would have a material adverse effect on our ability to commercialize the affected product until such patents expire.
In addition, third parties may obtain patents in the future and claim that our product candidates and/or the use of our technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees in the case of willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products, which may be impossible and/or require substantial time and monetary expenditure. In addition, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of one or more of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, or at all. In that event, we would not be able to further develop and commercialize such product candidates, which could harm our business significantly.
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
Certain of our activities relating to our CD201 program are subject to reimbursement under our Cost Reimbursement Research Subaward Agreement, or the CARB-X Subaward Agreement, with the Trustees of Boston University. We may also seek to include activities relating to our antibody-drug conjugates under this agreement. CARB-X is funded by the U.S. Biomedical Advanced Research and Development Authority, or BARDA, and the Wellcome Trust, or Wellcome, a global charitable foundation. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including the right to a nonexclusive license authorizing the government to use the invention. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government, U.S. government funding must be disclosed in any resulting patent applications, and our rights in such inventions may be subject to certain requirements to manufacture products in the U.S.
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
A substantial amount of our ongoing development activities relating to our CD201 program is expected to be derived from our CARB-X Subaward Agreement. We may also seek to include activities relating to our antibody-drug conjugates under this agreement. There can be no assurances that this contract will continue or that we will be able to enter into new contracts with the United States government or other sources of funding to support these programs, or any other program resulting from our Cloudbreak platform. The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each contract. Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of anti-infective products. If we cannot obtain or maintain government or other funding for our programs, we may be forced to discontinue those programs.
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
Since our inception, we have incurred significant operating losses. Our net loss was $42.3 million and $33.8 million for the nine month periods ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $136.0 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, our initial public offering of our common stock, or our IPO, our October 2016 term loan facility with Pacific Western Bank, or Pacific Western, our October 2016 follow-on public offering of common stock and our October 2017 private placement of common stock. We have devoted substantially all of our financial resources and efforts to research and development. We are currently enrolling a Phase 2 clinical trial of rezafungin and conducting preclinical studies of CD201 and our antibody-drug conjugates.  We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	submit INDs to the FDA and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards, or IRBs, at clinical trial sites;

•	advance rezafungin through clinical development;

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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of the approved product. Furthermore, we expect to incur additional costs associated with operating as a public company. Our future capital requirements will depend on many factors, including:

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
Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through September 30, 2017, our operations have been financed primarily by gross proceeds of approximately $188.8 million from the issuance of convertible debt securities, the sale of shares of convertible preferred stock, the sale of shares of our common stock in our IPO, our October 2016 term loan facility with Pacific Western, and our October 2016 follow-on public offering of common stock . As of September 30, 2017, we had cash, cash equivalents, and short-term investments of $64.2 million, which does not include the net proceeds of approximately $19.0 million from our October 2017 private placement of common stock. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or to make reductions in spending, extend payment terms with suppliers, or liquidate or grant rights to assets where possible, or suspend or curtail planned programs.
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
The outstanding principal balance under the loan agreement is secured by a security interest in substantially all of our assets, other than intellectual property, which is subject to a double negative pledge. The loan agreement requires us to comply with a number of customary affirmative and restrictive covenants, including covenants that limit our ability to, among other things: transfer any part of our business or property; merge or consolidate with another entity or otherwise experience a change in control; incur additional indebtedness; encumber the collateral securing the loan; declare or pay any cash dividend or make distributions on our capital stock; repurchase or redeem any class of stock or other equity interest; acquire, own or make investments; and make certain capitalized expenditures over a specified threshold, in each case subject to exceptions. In addition, the loan agreement contains an operating covenant, which requires us to achieve positive data from a Phase 2 clinical trial of CD101 Topical or rezafungin on or before March 31, 2018. Subsequent operating covenants will be reset in 2018. The loan agreement also includes standard events of default, including a provision that Pacific Western could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect on (i) our operations, business or financial condition and subsidiaries taken as a whole; (ii) our ability to perform or pay the secured obligations under the loan agreement and related agreements; or (iii) the collateral pledged to Pacific Western under the loan agreement. Upon such determination, Pacific Western could declare all obligations under the loan agreement immediately due and payable. Although, in and of itself, the occurrence of adverse results or delays in any clinical study or the denial, delay or limitation of approval of or taking of any other regulatory action by the FDA or another governmental entity will not constitute a material adverse effect under the loan agreement, Pacific Western may determine that such an event together with contemporaneous events or circumstances constitutes a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the loan agreement. If we default under the facility, Pacific Western may accelerate all of our repayment obligations. At such time, we may not have enough available cash or be able to raise additional funds on satisfactory terms, if at all, through equity or debt financings to repay our indebtedness at the time any such repayment is required. If we are unable to access funds to meet those obligations or to renegotiate the loan agreement, Pacific Western could take control of and may sell our pledged assets. In such an event, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If our assets were liquidated, Pacific Western’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Pacific Western of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.
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

•	adverse results, suspensions, terminations, or delays in pre-clinical or clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial or development program;

•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•	changes in laws or regulations applicable to our products, including but not limited to requirements for approvals;

•	adverse developments concerning our contract manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices or acceptable quality;

•	our inability to establish collaborations if needed;

•	our failure to commercialize our product candidates;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, government grants or contracts or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our fungal infection, bacterial infection or other target markets;

•	our ability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated variations in quarterly operating results;

•	our cash position and our ability to raise additional capital and the manner and terms on which we raise it;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 16,865,737 shares of common stock outstanding as of September 30, 2017, which does not include the 3,360,000 shares we issued in our October 2017 private placement of common stock. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our most recent private placement, our IPO, our October 2016 follow-on public offering of common stock and other transactions that have occurred since our inception in 2012, we may or may not have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2016, we had U.S. net operating loss carryforwards of approximately $79.5 million, which begin to expire in 2033, which could be limited if we experience an “ownership change.”
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
There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC. Through September 30, 2017, we used $41.7 million of the net proceeds from the offering to fund ongoing research and development activities and general operating expenses. We intend to use the remaining proceeds to fund our ongoing and future clinical development of rezafungin; the preclinical development, IND-enabling studies and early clinical trials of CD201, our antibody-drug conjugates and/or any other Cloudbreak development candidates; research and discovery efforts related to the expansion of our Cloudbreak immunotherapy platform; and working capital, including general operating expenses. Pending such uses, we plan to continue investing the unused proceeds from this offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Second Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated February 10, 2015.

4.3(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 3, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: November 8, 2017	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Matthew Onaitis
Matthew Onaitis
Chief Financial Officer and General Counsel
(Principal Financial Officer)