Form 10-Q/A
period 2017-03-31
Cidara Therapeutics, Inc.
filed 2017-12-15
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

Cidara Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (the “Report”) as an exhibits-only filing solely to correct the certifications by its principal executive officer and principal financial officer filed as Exhibits 31.1 and 31.2, respectively, to the Report. New certifications by the Company’s principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2 to this Amendment.

Except as described above, this Amendment does not reflect events that may have occurred after the filing date of the Report and does not modify or update in any way the disclosures made in the Report.

ITEM 6. EXHIBITS

Exhibit	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: December 15, 2017	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2017	By:	/s/ Matthew Onaitis
Matthew Onaitis
Chief Financial Officer and General Counsel
(Principal Financial Officer)