Form 10-Q/A
period 2017-06-30
Cidara Therapeutics, Inc.
filed 2017-12-15
CIK 1610618

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

Explanatory Note

Cidara Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (the “Report”) as an exhibits-only filing solely to correct the certifications by its principal executive officer and principal financial officer filed as Exhibits 31.1 and 31.2, respectively, to the Report. New certifications by the Company’s principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2 to this Amendment.

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