Form 10-K
period 2017-12-31
Cidara Therapeutics, Inc.
filed 2018-02-27
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 Per Share; Common Stock traded on the NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Market on June 30, 2017, was approximately $102.8 million.
The number of shares of Registrant’s common stock outstanding as of February 20, 2018 was 20,771,151.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.  Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2017.

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
Rezafungin is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections. In addition, we are developing our antibody-drug conjugates for multidrug-resistant bacterial infections as part of our proprietary Cloudbreak™ platform, which is designed to discover compounds that directly kill pathogens and also direct a patient’s immune system to attack and eliminate bacterial, fungal or viral pathogens.
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

•
attractive commercial opportunities in certain segments of the market, such as the estimated $4.2 billion global prescription systemic antifungal market in which there is high unmet need, high mortality rate and few new agents in development.

Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the treatment and prevention of serious, invasive fungal infections. These infections include candidemia and invasive candidiasis, fungal infections associated with high mortality rates.
We have completed enrollment in a Phase 2 randomized clinical trial, called the STRIVE study, evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin compared to once-daily dosing of caspofungin in patients with candidemia and invasive candidiasis. The STRIVE study was designed to enroll at least 90 patients in the microbiological intent-to-treat, or mITT, population, with a target of approximately 30 patients in each of two rezafungin dosing arms and 30 patients receiving the comparator drug, caspofungin. We expect topline data from this study in the first quarter of 2018.  With this sample size, the study is not powered to detect statistical differences among the treatment and comparator arms; the primary purpose of the study is to select a rezafungin dosing regimen for subsequent testing in a statistically powered Phase 3 study versus caspofungin.
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
We had selected a lead Cloudbreak development candidate, CD201, a bispecific antimicrobial immunotherapy for the treatment of multidrug-resistant Gram-negative bacterial infections. Based on preclinical studies of CD201 as well as preclinical studies of antibody-drug conjugates, or ADCs, from our Cloudbreak program, we have decided to cease development of CD201 to focus on the more promising ADCs for the same indication. We had received a grant from the Combating Antibiotic Resistance Accelerator, or CARB-X, to help advance the development of CD201.  Based on our decision to focus efforts on our ADCs, we will no longer be seeking funding under our CARB-X grant agreement relating to CD201.

CIDARA THERAPEUTICS, INC.

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

•
Commercialize products in the United States with a targeted sales force. The anti-infectives market benefits from an ability to address large sales opportunities with a relatively small, specialized commercial organization. We currently intend to build and manage a targeted sales and marketing organization to commercialize our products, if approved, in the United States, addressing the relatively small base of well-defined customers for the treatment and prevention of serious infections in both the hospital and outpatient settings. In geographies outside the United States, we may seek to collaborate with other parties to commercialize our products.

Rezafungin
We acquired rezafungin, a novel echinocandin antifungal agent, in 2014. We believe rezafungin has the potential to be differentiated from other echinocandins and other classes of antifungal agents based on its prolonged half-life, high Cmax, or maximum concentration reached, safety and tolerability profile, lack of drug-drug interactions, tissue penetration and high AUC, or area under the curve, which measures the overall drug exposure per dose.
Rezafungin is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections.
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
We estimate that the annual worldwide sales of prescription systemic antifungals are approximately $4.2 billion. This includes therapies used as prophylaxis (preventive) in the inpatient and outpatient setting, therapies used for the treatment of hospitalized patients, and therapies used for the treatment of patients who are being discharged from the hospital.
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

CIDARA THERAPEUTICS, INC.

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
The approved echinocandins include caspofungin, micafungin, and anidulafungin, and are considered both well tolerated and safe relative to other antifungal drug classes. However, they must be administered daily by IV infusion, potentially extending the hospitalization of patients for the duration of therapy and limiting their use mainly to the hospital setting. Despite this limitation, the use of echinocandins in the outpatient setting is growing at approximately ten percent per year, and the total days of therapy for this class are shifting from inpatient to outpatient therapy. This trend is reflective of an increased need for broad spectrum Candida coverage, increasing azole resistance and complications due to the complexity of patients, and a financial incentive to discharge patients earlier to reduce hospital costs.
In addition, the U.S. Centers for Disease Control and Prevention, or the CDC, reports that certain species of Candida are becoming increasingly resistant to available antifungals, such as the azoles and approved echinocandins. Widespread usage of antifungals in the azole class, in particular, has stimulated an increase in resistance.  Non-albicans Candida, which have a higher rate of azole resistance, now cause approximately two-thirds of candidemia cases in the US. In a recent study of cancer patients with Candida infections from MD Anderson Cancer Center, patient prognosis was inversely correlated with resistance to caspofungin. Patients infected with the most drug-sensitive strains had a 28-day survival rate of 75% compared to only 25% for those with caspofungin-resistant strains.
In order to be effective, an echinocandin drug should be present early in therapy at an exposure that is as high as is safely possible. The key pharmacokinetic parameters affecting exposure include the drug’s half-life, C max and AUC. The maximum dose that can be used is based on the drug’s overall safety profile. With echinocandin drugs, high drug exposures early in therapy, as measured by C max or AUC, maximize the antifungal therapeutic benefit of these drugs.
When a fungus starts to develop resistance to a drug, the minimum inhibitory concentration, or MIC, rises, which means that a higher drug exposure will be required in order for the drug to have the same efficacy as it has against sensitive strains. Having a C max and an AUC that are far greater than the starting MIC provides the best chance of treating infections caused by strains resistant to other antifungals, including other echinocandins. A recent analysis suggests that micafungin, the market leader in the US, achieves only 85% target attainment, meaning that 15% of the time, not enough drug is available to sufficiently kill Candida albicans. Additionally, the EU label for caspofungin requires higher doses in obese patients, suggesting pharmacokinetics are not optimized.
Despite the widespread continued use of each class of antifungals, we believe that market opportunities exist for novel therapeutics which combine the spectrum and safety of the echinocandins with a more convenient dosing schedule enabled by improved pharmacokinetic characteristics.
Our Solution—Rezafungin for the Treatment and Prevention of Serious Fungal Infections
Due to its novel chemical structure, rezafungin has a prolonged half-life, a high Cmax and a high AUC. In addition, rezafungin was tested in vitro against 23 echinocandin-non-susceptible Candida isolates and demonstrated equivalent or greater potency against these strains compared to caspofungin, with up to eight-fold greater potency for several isolates. Rezafungin was also tested in vitro against 100 isolates of Candida auris, a highly resistant emerging strain, including nine isolates that were resistant to other echinocandins, and showed equivalent or better potency than the currently available echinocandins, with up to eight-fold greater average potency against the echinocandin-resistant strains than the other echinocandins.
These factors are in contrast to all other echinocandins, and we believe they can allow rezafungin to be developed as a once-weekly IV therapy for the treatment and prevention of systemic fungal infections. We are developing rezafungin to overcome the limitations of the echinocandin class and other antifungals by offering the following key benefits.

•
Potential to treat resistant pathogens. We believe that rezafungin can be used to treat fungal infections caused by drug-resistant fungi, including those currently resistant to echinocandins, due to its potency against resistant strains and its higher drug exposure early in the course of therapy. We expect that this higher exposure early in the course of disease will improve outcomes in infections caused by both resistant as well as non-resistant pathogens.

•
Single-agent treatment. Rather than treating patients with an IV echinocandin followed by an oral azole solely to enable earlier hospital discharge, rezafungin would enable extended single-agent echinocandin treatment for the full course of therapy, thereby enabling treatment that is consistent with current guidance in the United States and European Union.

CIDARA THERAPEUTICS, INC.

•
Shorter and less costly hospital stays, and lower outpatient costs. Physicians with access to a once-weekly echinocandin can potentially discharge appropriate patients earlier and thereby reduce hospital costs, which account for over 70% of the overall treatment cost of candidemia.  Furthermore, early discharge from the hospital setting may reduce the risk for contracting nosocomial infections.  For patients discharged on an echinocandin, once-weekly rezafungin could eliminate significant outpatient infusion costs for once-daily IV echinocandin therapy.

•
Improved compliance. A once-weekly treatment of rezafungin could facilitate compliance by eliminating the need for patients to return to a hospital or outpatient center for a daily dose of an IV echinocandin, and could eliminate the likelihood of patient non-compliance for those receiving oral step down therapy with a daily azole.

•
Enabling or improving prophylaxis regimens. Some patients cannot receive azole prophylactic therapy due to drug interactions or poor tolerability. We expect that once weekly rezafungin therapy could provide for better prophylactic therapy on an inpatient and outpatient basis, particularly for these patients.

The FDA has granted rezafungin designations for orphan drug, Qualified Infectious Disease Product, or QIDP, and fast track for the treatment of candidemia and invasive candidiasis.  The orphan drug designation provides eligibility for seven years of market exclusivity in the United States upon FDA approval, a waiver from payment of user fees, an exemption from performing clinical studies in pediatric patients, and tax credits for the cost of the clinical research.  The QIDP designation, provided under the Generating Antibiotic Incentives Now Act, or the GAIN Act, offers certain incentives for the development of new antibacterial or antifungal drugs, including eligibility for fast track designation, priority review and, if approved by the FDA, eligibility for an additional five years of marketing exclusivity.  Fast track designation enables more frequent interactions with FDA to expedite drug development and review.  The seven-year period of marketing exclusivity provided through orphan designation combined with an additional five years of marketing exclusivity provided by the QIDP designation positions rezafungin with a total of 12 years of marketing exclusivity to be granted at the time of FDA approval. We have also either applied for or are planning to seek QIDP, fast track and orphan drug designations for rezafungin for prophylaxis, as well as an orphan drug designation for rezafungin for treatment and prophylaxis in Europe.
Rezafungin Clinical Results
Clinical Studies
In November 2015, we obtained data from our single ascending dose, or SAD, study of rezafungin. This was a Phase 1, randomized, double-blind, placebo-controlled, dose-escalation study to determine the safety, tolerability, and pharmacokinetics of single intravenous doses of rezafungin in healthy subjects. Results demonstrated that rezafungin was well tolerated in all dose cohorts after single doses of 50 mg, 100 mg, 200 mg, and 400 mg. Rezafungin exhibited a pharmacokinetic profile consistent with preclinical data and supportive of once-weekly dosing.
In January 2016, we obtained data from our multiple ascending dose, or MAD, Phase 1 study. This was a Phase 1, randomized, double-blind, placebo-controlled, dose-escalation study to determine the safety, tolerability, and pharmacokinetics of multiple intravenous doses of rezafungin in healthy subjects. Results demonstrated that rezafungin was well tolerated in all dose cohorts after multiple doses of 100 mg, 200 mg, and 400 mg. Rezafungin exhibited a pharmacokinetic profile consistent with preclinical data and supportive of once-weekly dosing.
For both Phase 1 studies, there were no serious adverse events, or SAEs, severe Treatment Emergent Adverse Events, or TEAEs, or relationships for overall TEAEs. The majority of TEAEs were mild, and all TEAEs completely resolved by the end of the study. There were no drug-related TEAEs resulting from clinically significant hematology or clinical chemistry laboratory abnormalities at any dose. In addition, there were no safety issues related to electrocardiograms, vital signs, or physical exam findings.
Based on clinical results to date, we expect a single dose of rezafungin to provide sufficient drug exposure for a period of seven days. In contrast, a single dose of anidulafungin provides sufficient drug exposure for only one day.  The graph below presents the pharmacokinetic results from our single ascending dose Phase 1 clinical trial.

CIDARA THERAPEUTICS, INC.

Pharmacokinetic Properties of Rezafungin

Based on results from our single ascending dose trial, rezafungin has a prolonged half-life of greater than 80 hours in humans. Rezafungin has the potential to be safely developed as a once-weekly IV drug for the effective and convenient treatment and prevention of serious, invasive fungal infections in the inpatient or outpatient settings.
Rezafungin demonstrated a Cmax and an AUC significantly higher than other approved echinocandins. Based on the higher drug exposure demonstrated by rezafungin early in the course of therapy and high, sustained tissue concentration at the site of infection, we believe that rezafungin can be used to treat some fungal infections caused by less susceptible fungi, including some of those currently resistant to echinocandins. We expect that this higher exposure and enhanced tissue penetration early in the course of disease will improve outcomes in infections caused by both resistant as well as non-resistant pathogens.
Clinical Development Plan
We have completed enrollment in the STRIVE Phase 2 randomized clinical trial evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin compared to once-daily dosing of caspofungin in patients with candidemia and invasive candidiasis. The STRIVE study was designed to enroll at least 90 patients in the microbiological intent-to-treat, or mITT, population, with a target of approximately 30 patients in each of two rezafungin dosing arms and 30 patients receiving the comparator drug, caspofungin. We expect topline data from this study in the first quarter of 2018.  With this sample size, the study is not powered to detect statistical differences among the treatment and comparator arms; the primary purpose of the study is to select a rezafungin dosing regimen for subsequent testing in a statistically powered Phase 3 study versus caspofungin.
We recently received feedback from the U.S. Food and Drug Administration, or FDA, that the results of the STRIVE Phase 2 study, along with the results of a single Phase 3 study with a non-inferiority margin of 20%, together with data from our Phase 1 studies, may be supportive of registration for rezafungin in the U.S. for treatment of candidemia and invasive candidiasis in patients with limited or no treatment options, assuming positive efficacy and safety results.
Pending final results from the STRIVE study, and subject to feedback from European regulators, we plan to conduct a single randomized, double-blind, controlled Phase 3 pivotal clinical trial in approximately 150 patients with candidemia and invasive candidiasis.
With this Phase 3 study size, we estimate that the total number of patients exposed to our selected dose and duration of rezafungin treatment will be less than the target safety database of 300 patients. For this reason, as well as to maintain enrollment momentum before the start of the Phase 3 study, we are continuing enrollment at STRIVE study sites after STRIVE database lock. This continuation of the STRIVE study, which we call STRIVE 400, will evaluate a dose selected from the STRIVE study in comparison to caspofungin in a 2:1 randomization regime. We have begun the STRIVE 400 portion of the study using the 400mg weekly dose of rezafungin, and we will reevaluate the dose once we have the results from the initial portion of the STRIVE study.
We believe there is significant unmet medical need for a safe and well tolerated agent with the spectrum of rezafungin in the prevention of fungal infections in vulnerable patients, including those undergoing bone marrow or solid organ transplant or patients with hematologic malignancies undergoing chemotherapy. We have conducted preclinical studies

CIDARA THERAPEUTICS, INC.

demonstrating the efficacy of rezafungin in preventing Candida, Aspergillus and Pneumocystis infections in neutropenic animals. Based on these studies and in conjunction with clinical safety, tolerability and pharmacokinetic data, we believe that once-weekly rezafungin could be an effective prophylactic agent for invasive fungal infections in at-risk patients.
Based on feedback from the FDA and the U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, we have received to date, and subject to further European regulatory feedback, we plan to conduct a single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic bone marrow transplant to enable use of rezafungin in a 90-day prophylaxis regimen.
Based on our interactions with the FDA and MHRA, we believe that our planned Phase 3 trial in prophylaxis, supported by the data from our planned Phase 3 clinical trial in the treatment of candidemia and invasive candidiasis and the remainder of our rezafungin treatment program, could suffice for approval of rezafungin for both the prophylaxis and treatment of invasive fungal infections.

Subject to satisfactory topline results of the STRIVE study, adequate financial resources, further regulatory discussions and the completion of preclinical testing to support long-term dosing in prophylaxis, we believe that both Phase 3 studies could start in mid-2018 and produce topline results in mid-2020.
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
There are two main varieties of bacteria, based on a common laboratory staining test known as the "Gram stain." Gram-positive bacteria are surrounded by a single lipid membrane and a thick cell wall. Common Gram-positive pathogens include Staphylococcus aureus (including methicillin-resistant strains), Streptococcus species, and Clostridium difficile. In contrast, Gram-negative bacteria are encircled by two lipid membranes, an inner membrane and an outer membrane, with a thinner cell wall in between. Gram-negative bacteria include P. aeruginosa, A. baumannii, and the Enterobacteriaceae, a family of related organisms that includes E. coli, K. pneumoniae, Enterobacter, Salmonella, and Shigella species. Each membrane in Gram-negative bacteria excludes different types of chemical entities, requiring Gram-negative active antibiotics to be specifically designed to permeate both membranes.

CIDARA THERAPEUTICS, INC.

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
Not only do antibiotic-resistant infections cause significant morbidity and mortality, but they also place a substantial cost burden on the healthcare system. In most cases, antibiotic-resistant infections require prolonged and/or costlier treatments, extend hospital stays, and necessitate additional doctor visits and higher healthcare expenditures compared with infections that are easily treatable with antibiotics. The CDC estimates that the excess annual cost resulting from these infections in the United States is as high as $20 billion.
Governments, in collaboration with the private sector, have begun to respond to this significant and growing unmet medical need by creating governmental and non-governmental entities tasked with addressing the problem and progressing legislation for reimbursement and regulatory reform, and economic incentives.
Our Solution
We had selected a lead Cloudbreak development candidate, CD201, a bispecific antimicrobial immunotherapy for the treatment of multidrug-resistant Gram-negative bacterial infections. Based on preclinical studies of CD201 as well as preclinical studies of ADCs from our Cloudbreak program, we decided in February 2018 to cease development of CD201 to focus on the more promising ADCs for the same indication. We had received a grant from CARB-X to help advance the development of CD201.  Based on our decision to focus efforts on our ADCs, we will no longer be seeking funding under our CARB-X grant agreement relating to CD201.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture supplies of rezafungin, any Cloudbreak development candidates, and any future product candidates.
Our third-party contract manufacturers are currently producing, and will produce in the future, our product and development candidates for use in our preclinical studies and clinical trials utilizing reliable and reproducible processes and common manufacturing techniques. We obtain our supplies from manufacturers on a purchase order basis and do not have any long-term arrangements. In addition, we do not currently have any long-term arrangements in place for bulk drug substance or drug product services. We intend to identify and qualify additional manufacturers to provide bulk drug substance and drug product services prior to submission of any NDA to the FDA as necessary to ensure sufficient commercial quantities of each product.
Intellectual Property
The proprietary nature of, and protection for, rezafungin, our ADCs, our Cloudbreak immunotherapy platform, our processes and our know-how are important to our business. We seek to protect our proprietary position through patent protection in the United States and internationally where available and when appropriate. Our policy is to pursue, obtain, maintain and defend patent rights, developed internally and/or potentially licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be

CIDARA THERAPEUTICS, INC.

commercially useful in protecting our inventions, improvements and technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors-Risks Related to Our Intellectual Property.”
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
We have established, and will continue to build, proprietary positions for rezafungin, any other product candidates and technology in the United States and abroad. As of February 27, 2018, our patent portfolio included 12 families of patent applications related to various aspects of rezafungin, and nine families of patent applications related to our Cloudbreak immunotherapy platform.
For our issued patents related to rezafungin, we expect the last to expire in 2033, excluding any additional term for patent term adjustments or applicable patent term extensions.
With respect to our Cloudbreak immunotherapy platform, any patents that result from our currently pending applications would be expected to expire between 2034 and 2038, excluding any additional term for patent term adjustments or applicable patent term extensions.
Market exclusivity is the exclusive marketing right granted by the FDA and certain foreign equivalents upon the approval of a drug if certain statutory requirements are met.  When granted, the applicable regulatory authority will not approve another application to market the same drug for the same indication during the period of market exclusivity.  The length of market exclusivity depends on the type of exclusivity granted. We intend to seek market exclusivity on our product candidates where appropriate.
We have received orphan drug designation from the FDA for rezafungin for the treatment of candidemia and invasive candidiasis.  An orphan drug designation by the FDA makes rezafungin eligible for seven years of market exclusivity in candidemia and invasive candidiasis.
In addition to the orphan drug designation, rezafungin was designated as a Qualified Infectious Disease Product under the GAIN Act, making it eligible for an additional five years of market exclusivity.
Further, we seek trademark protection in the United States and internationally where available and when appropriate. We have filed for trademark protection in several countries for the Cidara trademark, which we use in connection with our pharmaceutical research and development services and our pharmaceutical compounds. We currently have registered trademarks for the Cidara mark in the United States, the European Union, and Australia and pending trademark applications in Canada, and we have a registered trademark for the Cloudbreak mark in the United States for our pharmaceutical preparations for the treatment or prevention of infectious diseases.
Competition
The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. We believe that rezafungin and any Cloudbreak development candidates we pursue in the future, paralleled with our scientific and development expertise in the field of anti-infectives, provide us with competitive advantages over our peers. However, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, and biotechnology companies, as well as from generic drug manufacturers, academic institutions, governmental agencies and public and private research institutions.
Rezafungin will primarily compete with antifungal classes for the treatment of candidemia, which include polyenes, azoles and echinocandins. The approved branded therapies for this indication include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.) and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). There will be generics one or more of the current echinocandins available at the time of rezafungin market approval, which will create added competition. In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that rezafungin will compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078, which is being developed by Scynexis, Inc.
Cloudbreak antibacterial drug candidates will compete against approved and investigational agents for the treatment of bacterial infections. We intend to develop other product candidates from our Cloudbreak immunotherapy platform for the

CIDARA THERAPEUTICS, INC.

treatment of invasive fungal, bacterial or viral infections. We are aware of a number of approved and investigational therapies in these areas.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, we expect that our products, if approved, will be priced at a significant premium over competitive generic products and our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products.
Government Regulation
Government authorities in the United States, at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, import and export of pharmaceutical products, such as those we are developing.
United States Drug Approval Process
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.
The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	contract manufacturing expenses, primarily for the production of clinical supplies;

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug for each indication;

•	submission to the FDA of a new drug application, or NDA;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure

CIDARA THERAPEUTICS, INC.

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
Marketing Approval
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application fee, and the sponsor of an approved NDA is also subject to annual program fees, which are typically increased annually.

CIDARA THERAPEUTICS, INC.

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
After the FDA’s evaluation of the NDA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the NDA. Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including Risk Evaluation and Mitigation Strategies, or REMs, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
Breakthrough Therapy Designation
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
Orphan Drugs
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product and for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.
Qualified Infectious Disease Products
In response to the growing unmet medical need in the area of serious bacterial infections, the Generating Antibiotic Incentives Now Act, or the GAIN Act, is intended to provide incentives, including, for example, access to expedited FDA review for approval and five years of potential market exclusivity extension, for the development of new, qualified infectious disease products, or QIDP, including antibacterial or antifungal drugs intended to treat serious or life-threatening infections that are resistant to treatment, or that treat qualifying resistant pathogens identified by the FDA. A sponsor must request QIDP designation for a new drug before an NDA is submitted. If designated as a QIDP and approved, the drug is eligible for an additional five years of exclusivity beyond any period of exclusivity to which it would have otherwise been entitled. In addition, a QIDP receives NDA priority review and fast track designation.
Pediatric Exclusivity and Pediatric Use
Under the Best Pharmaceuticals for Children Act, or the BPCA, certain drugs may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA (a Written Request) relating to the use of the active moiety of the drug in children. The FDA may issue a Written Request for studies on unapproved or approved indications, but it may not issue a Written Request where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may not produce health benefits in that population.
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

CIDARA THERAPEUTICS, INC.

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
In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance.
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

CIDARA THERAPEUTICS, INC.

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
If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, exclusion from participation in government healthcare programs, as well as contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

CIDARA THERAPEUTICS, INC.

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
For example, implementation of the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The Affordable Care Act, among other things, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government’s comparative effectiveness research.  Since its enactment there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the Affordable Care Act, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. Congress also could consider additional legislation to repeal or repeal and replace other elements of the Affordable Care Act.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect through 2027 unless additional congressional action is taken. Additionally, in January 2013, the President signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. At the federal level there have been several recent U.S. Congressional inquiries and proposed and

CIDARA THERAPEUTICS, INC.

enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Employees
As of February 15, 2018, we had 61 employees, 21 of whom hold Ph.D. or M.D. degrees, 44 of whom were engaged in research and development activities and 17 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in April 2015, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common

CIDARA THERAPEUTICS, INC.

stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. References to “emerging growth company” in this Annual Report have the meaning associated with it in the JOBS Act.
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
Available Information
We make available free of charge on or through our internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We also regularly post copies of our press releases as well as copies of presentations and other updates about our business on our website. Our website address is www.cidara.com. The information contained in or that can be accessed through our website is not part of this Annual Report on Form 10-K. Information is also available through the Securities and Exchange Commission’s website at www.sec.gov or is available at the Securities and Exchange Commission’s Public Reference Room located at 100 F Street, NE, Washington DC, 20549. Information on the operation of the Public Reference Room is available by calling the Securities and Exchange Commission at 800-SEC-0330.
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
We have completed two Phase 1 clinical trials of rezafungin, and we have completed enrollment in a Phase 2 clinical trial of rezafungin in candidemia and invasive candidiasis.  We are also conducting preclinical studies of antibody-drug conjugates, or ADCs, from our Cloudbreak program for infections caused by multidrug-resistant Gram-negative pathogens. Because of the early stage of our development efforts, the timing and costs of the clinical development and regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The success of rezafungin and any other product candidates we may develop will depend on many factors, including the following:

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

CIDARA THERAPEUTICS, INC.

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
For example, although blinded data we disclosed from a subset of approximately the first half of the total number of patients to be enrolled in the STRIVE study showed that the overall clinical response rate on the primary endpoint of investigator's assessment of cure at day 14 was trending higher, and the 30-day all-cause mortality rate was trending lower, than the respective response rates of caspofungin from prior pivotal clinical trials, and that the blinded safety assessment of this patient subset suggested that all doses in the study were well tolerated to date, these results are subject to change once the full, unblinded data set is analyzed and reported by us. Because these are blinded data, we have no way of knowing whether there is a treatment effect in any of the treatment arms on either an absolute basis or relative to any of the other treatment arms.  Further, this is a discrete study that is in no way related to or dependent upon any prior clinical study of caspofungin, so it is unclear how any historical outcome rate from any such prior study would relate to outcomes from this study.  In addition, these results represent a small sample size, and interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available.  Preliminary interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary interim data we analyzed.  For all of the above reasons, undue reliance should not be placed on preliminary blinded interim data, and such data should be viewed with caution until the final unblinded data are available.
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

CIDARA THERAPEUTICS, INC.

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
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States, or if we do not believe that the number of patients required by such regulatory agencies in any clinical trial can be enrolled in a reasonable timeframe. In addition, some of our competitors may have ongoing or new clinical trials for product candidates that would treat the same indications as our product candidates or be used in the same patients, and therefore patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

•	severity of the disease under investigation;

•	availability, safety and efficacy of approved medications or other investigational medications being studied clinically for the disease under investigation;

•	eligibility criteria for the trial in question;

•	perceived risks and benefits of the product candidate under study;

•	efforts to facilitate timely enrollment in clinical trials;

•	reluctance of physicians to encourage patient participation in clinical trials;

•	the ability to monitor patients adequately during and after treatment;

•	the proximity and availability of clinical trial sites for prospective patients;

•	delays or failures in maintaining an adequate supply of quality drug product for use in clinical trials; and

•	changing treatment patterns that may reduce the burden of disease which our product candidates address.

CIDARA THERAPEUTICS, INC.

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
All of our programs are in preclinical development or are in early stages of clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, the pharmacokinetic properties, such as a longer half-life or less frequent dosing regimen, that differentiate rezafungin from other echinocandins could have side effects that we have not anticipated and the consequences of such side effects could be more severe than have been seen with other echinocandins that have shorter half-lives or more frequent dosing regimens, or are dosed at lower concentrations than we expect for rezafungin. Further, the treatment advantages that we are predicting for rezafungin, such as lower healthcare costs resulting from an ability to administer rezafungin once-weekly or the predicted ability of rezafungin to be effective against resistant strains of fungal pathogens, may not be realized. For our ADCs, the bispecific mechanism of action, including the use of the immune system, may lead to side effects that are not anticipated based on the preclinical work we have conducted to date.
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
We have limited financial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential than opportunities we pursue. For example, because we believe that an NDA filing for rezafungin for prophylaxis can be supported by one Phase 3 trial in prophylaxis, together with the data from our planned Phase 3 clinical trial in the treatment of candidemia and invasive candidiasis and the remainder of our rezafungin treatment program, if financial constraints require us to choose between our planned rezafungin treatment and prophylaxis programs, we may be required to choose our treatment program and forego or delay our prophylaxis program.
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

CIDARA THERAPEUTICS, INC.

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
Rezafungin will primarily compete with antifungal classes for the treatment and prevention of systemic fungal infections such as candidemia and invasive candidiasis, which include polyenes, azoles and echinocandins. Approved branded

CIDARA THERAPEUTICS, INC.

antifungal therapies include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.) and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). There will be generics of one or more of the current echinocandins available at the time of rezafungin market approval, which will create added competition.  In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that rezafungin will compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078 (being developed by Scynexis, Inc.).
Our ADCs will compete against approved and investigational agents for the treatment of bacterial infections. We may develop other product candidates from our Cloudbreak immunotherapy platform for the treatment of invasive bacterial, fungal or viral infections.  We are aware of a number of approved and investigational therapies in these areas.
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
Many of our competitors have significantly greater name recognition, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These same competitors may invent technology that competes with our rezafungin program or our Cloudbreak immunotherapy platform.
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

CIDARA THERAPEUTICS, INC.

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
We are developing our ADCs for the treatment of multidrug-resistant bacterial infections, including those caused by pathogens harboring the mcr-1 gene. We currently do not have any development candidates from the Cloudbreak

CIDARA THERAPEUTICS, INC.

platform. Our Cloudbreak immunotherapy platform and other drug discovery efforts may not be successful in identifying additional molecules that could be developed as drug therapies. Our research programs may initially show promise in identifying such potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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

CIDARA THERAPEUTICS, INC.

product candidates, operating restrictions and criminal prosecutions, any of which could adversely affect supplies of our product candidates and harm our business and results of operations.
Any product that we develop may compete with other product candidates and products for access to these manufacturing facilities. There are a limited number of manufacturers that operate under cGMPs and that might be capable of manufacturing for us.
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

CIDARA THERAPEUTICS, INC.

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
There are a number of incentive programs administered by the FDA and other regulatory bodies to facilitate development of drugs in areas of unmet medical need. Rezafungin received the designations as a Qualified Infectious Disease Product, or QIDP, a fast track product, and an orphan drug in the U.S. for the treatment of candidemia and invasive candidiasis.  We have also either applied for or are planning to seek QIDP, fast track and orphan drug designations for rezafungin for prophylaxis, as well as an orphan drug designation for rezafungin for treatment and prophylaxis in Europe. Our product candidates may not qualify for or maintain designations under these or other incentive programs under any of the FDA’s existing or future programs to expedite drug development in areas of unmet medical need. Our inability to fully take advantage of these incentive programs may require us to run larger trials, incur delays, lose opportunities that may

CIDARA THERAPEUTICS, INC.

not otherwise be available to us, lose marketing exclusivity for which we would otherwise be eligible, and incur greater expense in the development of our product candidates.
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

CIDARA THERAPEUTICS, INC.

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
Healthcare professionals and third-party payers will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with customers, healthcare professionals and third-party payers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following, among others:

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

CIDARA THERAPEUTICS, INC.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs.  Interpretations of standards of compliance under these laws and regulations are rapidly changing and subject to varying interpretations, and it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other laws that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could diminish our future profits or earnings. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations.  Compliance with these legal standards could impair our ability to compete in domestic and international markets.  We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities.  Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector.  We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals.  We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations.  We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities.  Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
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
For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. Since its enactment there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the Affordable Care Act, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22,

CIDARA THERAPEUTICS, INC.

2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. Congress also could consider additional legislation to repeal or repeal and replace other elements of the Affordable Care Act. Although the full effect of the Affordable Care Act remains uncertain, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. In addition, there have been several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Further, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
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
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain, and our commercial success will depend on our ability to obtain patents and maintain adequate protection for rezafungin, our ADCs and other compounds and product candidates in the United States and other countries. We currently hold issued U.S. utility and foreign patents, and multiple pending U.S. utility patent applications, pending U.S. provisional patent applications, and pending international, foreign national and regional counterpart patent applications covering various aspects of rezafungin, our ADCs and our Cloudbreak immunotherapy platform, and other technology. The patent applications may fail to result in issued patents in the United States or in foreign countries or jurisdictions. Even if the applications do successfully issue, third parties may challenge the patents.
Further, the existing and/or future patents, if any, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent and patent applications we own with respect to rezafungin or our ADCs or the patents we pursue related to any of our other product

CIDARA THERAPEUTICS, INC.

candidates or compounds is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize the product candidates or compounds. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced, although a patent term extension or supplementary protection certificate having varied scope may be available in certain jurisdictions to compensate for some of the lost patent term. In addition, we do not know whether:

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
In addition, patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, developed new regulations and procedures to govern administration of the Leahy-Smith Act and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in March 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and prospects.
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

CIDARA THERAPEUTICS, INC.

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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents with claims to materials, methods of manufacture or methods of treatment related to the use or manufacture of rezafungin, our ADCs and/or our other product candidates or compounds. If any third-party patents were held by a court of competent jurisdiction to cover the rezafungin or ADC manufacturing process, any molecules formed during these processes or the final products or any use thereof, the holders of any such patents may be able to block our ability to commercialize the product unless we obtained a license under the applicable patent or patents, or until such patents expire. These same issues and risks arise in connection with any other product candidates we develop as well. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, or at all. Any inability to obtain such a license under the applicable patents on commercially reasonable terms, or at all, would have a material adverse effect on our ability to commercialize the affected product until such patents expire.
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
Competitors may infringe our current or future patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our asserted patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing. Pursuit of these claims would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business.
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

CIDARA THERAPEUTICS, INC.

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
If we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or our technologies, the defendant could counterclaim that the patent covering our product candidate or our technology, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates or our technologies. The outcome following legal assertions of invalidity and/or unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art or that prior art that was cited during prosecution, but not relied on by the patent examiner, will not be revisited. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection directed to our product candidates or technologies. Such a loss of patent rights could have a material adverse impact on our business.
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

CIDARA THERAPEUTICS, INC.

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
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
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
Provisions in our contract with the Trustees of Boston University, or BU, relating to the Combating Antibiotic Resistant Bacteria Accelerator, or CARB-X, program, required by the U.S. government or the Wellcome Trust may affect our intellectual property rights.
Certain of our activities relating to our CD201 program were subject to reimbursement under our Cost Reimbursement Research Subaward Agreement, or the CARB-X Subaward Agreement, with the Trustees of Boston University. CARB-X is funded by the U.S. Biomedical Advanced Research and Development Authority, or BARDA, and the Wellcome Trust, or Wellcome, a global charitable foundation. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including the right to a nonexclusive license authorizing the government to use the invention. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government, U.S. government funding must be disclosed in any resulting patent applications, and our rights in such inventions may be subject to certain requirements to manufacture products in the U.S.
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

CIDARA THERAPEUTICS, INC.

We have decided to discontinue development of CD201. If the U.S. government or Wellcome takes any of these actions with respect to our intellectual property rights, such actions may adversely impact our product candidates or our ability to develop future candidates, we may be unable to obtain a significant commercial advantage from our intellectual property, and our potential revenue opportunities could be limited substantially.
Risks Related to U.S. Government Contracts and Grants
Our use of government funding adds uncertainty to our research and commercialization efforts and may impose requirements that increase our costs.
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
If we do not receive all of the funds under our CARB-X Subaward Agreement or are unable to generate additional revenues from additional contracts, we may be forced to suspend or terminate one or more of our preclinical programs.
A substantial amount of our development activities relating to our CD201 program were funded under our CARB-X Subaward Agreement. Based on our decision to cease development of CD201, we will no longer be seeking funding for CD201 under this agreement. There can be no assurances that we will be able to enter into new contracts with the United States government or other sources of funding to support any program resulting from our Cloudbreak platform. The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each contract. Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of anti-infective products. If we cannot obtain or maintain government or other funding for our programs, we may be forced to discontinue those programs.

CIDARA THERAPEUTICS, INC.

Our business is subject to audit by the U.S. government under our CARB-X Subaward Agreement, and a negative audit could adversely affect our business.
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
Laws and regulations affecting government contracts make it more expensive and difficult for us to successfully conduct our business.
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
Since our inception, we have incurred significant operating losses. Our net loss was $55.7 million and $48.2 million for our 2017 and 2016 fiscal years, respectively. As of December 31, 2017, we had an accumulated deficit of $149.4 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, our initial public offering of our common stock, or our IPO, our October 2016 term loan facility with Pacific Western Bank, or Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock and sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity sales agreement with Cantor Fitzgerald & Co. We have devoted substantially all of our financial resources and efforts to research and development. We are currently conducting a Phase 2 clinical trial of rezafungin and preclinical studies of our ADCs.  We expect that it will be many years, if ever, before we receive regulatory

CIDARA THERAPEUTICS, INC.

approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	submit INDs to the FDA and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards, or IRBs, at clinical trial sites;

•	advance rezafungin through clinical development;

•
continue the preclinical development of our ADCs or any other product candidates from our Cloudbreak immunotherapy platform or otherwise, and advance one or more of such product candidates into clinical trials;

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

CIDARA THERAPEUTICS, INC.

Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through December 31, 2017, our operations have been financed primarily by gross proceeds of approximately $210.9 million from the issuance of convertible debt securities, the sale of shares of convertible preferred stock, the sale of shares of our common stock in our IPO, our October 2016 term loan facility with Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock and sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity sales agreement with Cantor Fitzgerald & Co. As of December 31, 2017, we had cash, cash equivalents, and short-term investments of $75.3 million.
We have prepared cash flow forecasts which indicate, based on current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months from the issuance of these financial statements. We plan to continue to fund our operating expenses and capital expenditure requirements through debt and equity financing, through government funding, or through collaborations or partnerships with other entities. Debt or equity financing, government funding, or collaborations and partnerships with other entities may not be available on a timely basis, on acceptable terms, or at all. We have developed a plan to implement cost cutting measures to reduce our working capital requirements over the next 12 months if an adequate level of financing is not secured. The plan includes the delay of certain of our development activities, a delay in hiring and a reduction of other discretionary expenditures that are within our control. Any of the actions contemplated by the implementation of this plan, if required, could have an adverse impact on our ability to achieve certain of our planned objectives during 2018, and thus, materially harm our business.
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

CIDARA THERAPEUTICS, INC.

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
In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may alter or delay our plans. We will need to continue to transition from a company with a research focus to a company capable of supporting late-stage development activities and, if a product candidate is approved, a company with commercial activities. We may not be successful in any step of such a transition.
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
The outstanding principal balance under the loan agreement is secured by a security interest in substantially all of our assets, other than intellectual property, which is subject to a double negative pledge. The loan agreement requires us to comply with a number of customary affirmative and restrictive covenants, including covenants that limit our ability to, among other things: transfer any part of our business or property; merge or consolidate with another entity or otherwise experience a change in control; incur additional indebtedness; encumber the collateral securing the loan; declare or pay any cash dividend or make distributions on our capital stock; repurchase or redeem any class of stock or other equity interest; acquire, own or make investments; and make certain capitalized expenditures over a specified threshold, in each case subject to exceptions. In addition, the loan agreement contains an operating covenant, which requires us to achieve positive data from a Phase 2 clinical trial of rezafungin on or before March 31, 2018. The operating covenant will be reset in 2018. The loan agreement also includes standard events of default, including a provision that Pacific Western could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect on (i) our operations, business or financial condition and subsidiaries taken as a whole; (ii) our ability to perform or pay the secured obligations under the loan agreement and related agreements; or (iii) the collateral pledged to Pacific Western under the loan agreement. Upon such determination, Pacific Western could declare all obligations under the loan agreement immediately due and payable. Although, in and of itself, the occurrence of adverse results or delays in any clinical study or the denial, delay or limitation of approval of or taking of any other regulatory action by the FDA or another governmental entity will not constitute a material adverse effect under the loan agreement, Pacific Western may determine that such an event together with contemporaneous events or circumstances constitutes a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the loan agreement. If we default under the facility, Pacific Western may accelerate all of our repayment obligations. At such time, we may not have enough available cash or be able to raise additional funds on satisfactory terms, if at all, through equity or debt financings to repay our indebtedness at the time any such repayment is required. If we are unable to access funds to meet those obligations or to renegotiate the loan agreement, Pacific Western could take control of and may sell our pledged assets. In such an event, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If our assets were liquidated, Pacific Western’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Pacific Western of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.
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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

•	adverse results, suspensions, terminations, or delays in pre-clinical or clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial or development program;

•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•	changes in laws or regulations applicable to our products, including but not limited to requirements for approvals;

•	adverse developments concerning our contract manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices or acceptable quality;

•	our inability to establish collaborations if needed;

•	our failure to commercialize our product candidates successfully or at all;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	the introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, government grants or contracts or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our fungal infection, bacterial infection or other target markets;

•	our ability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated variations in quarterly operating results;

•	our cash position and our ability to raise additional capital and the manner and terms on which we raise it;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•
publication of research reports or other media coverage about us or our industry, or our therapeutic approaches in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;

•	the trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patent rights, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.
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

CIDARA THERAPEUTICS, INC.

We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock.
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
We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.
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

CIDARA THERAPEUTICS, INC.

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 20,525,688 shares of common stock outstanding as of December 31, 2017. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of capital raising and other transactions that have occurred since our inception in 2012, we may or may not have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2017, we had U.S. net operating loss carryforwards of approximately $122.5 million, which begin to expire in 2033, which could be limited if we experience an “ownership change.”
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

	High	Low
Year ended December 31, 2016
First quarter ended March 31, 2016	$17.29	$9.48
Second quarter ended June 30, 2016	$15.91	$9.51
Third quarter ended September 30, 2016	$12.95	$10.23
Fourth quarter ended December 31, 2016	$11.85	$8.65

Year ended December 31, 2017
First quarter ended March 31, 2017	$11.75	$6.65
Second quarter ended June 30, 2017	$8.03	$5.65
Third quarter ended September 30, 2017	$8.80	$5.60
Fourth quarter ended December 31, 2017	$8.80	$6.15
Holders of Record
As of February 20, 2018, there were approximately 34 holders of record for our common stock.
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
Performance Graph
The following graph shows a comparison from April 15, 2015 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2017 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (IXIC). The graph assumes an initial investment of $100 on April 15, 2015. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

CIDARA THERAPEUTICS, INC.

Use of Proceeds
On April 14, 2015, our Registration Statements on Form S-1 (file Nos. 333-202740 and 333-203434) were declared effective by the SEC for our initial public offering of common stock, which was completed on April 20, 2015.
We received approximately $69.3 million in net proceeds from our initial public offering. Through December 31, 2017, we used $51.4 million of the net proceeds from the offering to fund our ongoing research and development activities. We intend to use the remaining proceeds to fund our ongoing and future clinical development of rezafungin; the development of our ADCs and/or any other Cloudbreak development candidates; research and discovery efforts related to the expansion of our Cloudbreak immunotherapy platform; and working capital, including general operating expenses. Pending such uses, we plan to continue investing the unused proceeds from this offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.
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
Statement of Operations Data

	Year ended December 31,
(In thousands, except share and per share data)	2017	2016	2015
Operating expenses:
Research and development	$42,823	$35,699	$23,475
General and administrative	12,898	12,737	8,838
Total operating expenses	55,721	48,436	32,313
Loss from operations	(55,721)	(48,436)	(32,313)
Other income (expense):
Interest income (expense), net	(7)	271	120
Total other income (expense)	(7)	271	120
Net loss	$(55,728)	$(48,165)	$(32,193)
Net loss per common share, basic and diluted	$(3.18)	$(3.32)	$(3.25)
Weighted average shares outstanding used to compute net loss per share, basic and diluted	17,500,853	14,488,987	9,920,382

CIDARA THERAPEUTICS, INC.

Balance Sheet Data

	December 31,
	2017	2016	2015
Cash, cash equivalents, and short-term investments	$75,314	$104,619	$107,514
Working capital	65,585	96,489	102,244
Total assets	79,035	106,962	109,974
Accumulated deficit	(149,390)	(93,662)	(45,497)
Total stockholders' equity	59,744	88,179	103,912
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
Rezafungin is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections. In addition, we are developing our antibody-drug conjugates, or ADCs, for multidrug-resistant bacterial infections as part of our proprietary Cloudbreak™ platform, which is designed to discover compounds that directly kill pathogens and also direct a patient’s immune system to attack and eliminate bacterial, fungal or viral pathogens.
Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the treatment and prevention of serious, invasive fungal infections, including candidemia and invasive candidiasis, associated with high mortality rates.
We have completed enrollment in a Phase 2 randomized clinical trial, called the STRIVE study, evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin compared to once-daily dosing of caspofungin in patients with candidemia and invasive candidiasis. The STRIVE study was designed to enroll at least 90 patients in the microbiological intent-to-treat, or mITT, population, with a target of approximately 30 patients in each of two rezafungin dosing arms and 30 patients receiving the comparator drug, caspofungin. We expect topline data from this study in the first quarter of 2018.  With this sample size, the study is not powered to detect statistical differences among the treatment and comparator arms; the primary purpose of the study is to select a rezafungin dosing regimen for subsequent testing in a statistically powered Phase 3 study versus caspofungin.
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
We had selected a lead Cloudbreak development candidate, CD201, a bispecific antimicrobial immunotherapy for the treatment of multidrug-resistant Gram-negative bacterial infections. Based on preclinical studies of CD201 as well as preclinical studies of ADCs from our Cloudbreak program, we decided in February 2018 to cease development of CD201

CIDARA THERAPEUTICS, INC.

to focus on the more promising ADCs for the same indication. We had received a grant from the Combating Antibiotic Resistance Accelerator, or CARB-X, to help advance the development of CD201.  Based on our decision to focus efforts on our ADCs, we will no longer be seeking funding under our CARB-X grant agreement relating to CD201.
FINANCIAL OPERATIONS OVERVIEW
Revenues
To date, we have not generated any revenues.  In the future, we may generate revenue from a combination of license fees and other upfront payments, research and development payments, milestone payments, product sales, government and other third-party funding, and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if achieved at all, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized. If we are unable to fund our development costs, or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
Research and development expenses
To date, our research and development expenses have related primarily to preclinical development of our product candidates rezafungin acetate, formerly called CD101, and CD201 and our Cloudbreak immunotherapy technology platform, as well as clinical development of rezafungin. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and preclinical and clinical trial costs.  We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or activities within studies and other events.
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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the phase of development of the product candidate; and

•	the efficacy and safety profile of the product candidates.

CIDARA THERAPEUTICS, INC.

Research and development expenses by major program or category were as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Rezafugin	$24,394	$11,230	$7,753
CD101 topical	1,385	7,604	3,830
Cloudbreak immunotherapy platform	2,915	2,915	2,249
Personnel costs	11,022	10,084	6,752
Other research and development expenses	3,107	3,866	2,891
Total research and development expenses	$42,823	$35,699	$23,475
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
For the year ended December 31, 2017, we recognized reductions to research and development expenses of $0.5 million for costs eligible for reimbursement under the CARB-X grant agreement.
In February 2017, we reported results from our Phase 2 clinical trial of rezafungin topical, which was designed to evaluate gel and ointment topical formulations of rezafungin in women with moderate-to-severe VVC. The study found that while the gel and ointment topical formulations of rezafungin tested in the study were well tolerated, both formulations were similar in efficacy to each other but lower in clinical and mycological cure rates compared to oral fluconazole. As a result, we have discontinued the rezafungin topical development program for VVC.
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial planning and support functions. Other general and administrative expenses include facility and overhead costs not otherwise included in research and development expenses, consultant expenses, travel expenses and professional fees for auditing, tax, legal, and other services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with operating as a publicly traded company. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and costs associated with investor relations.
Other income (expense), net
Other income (expense) consists primarily of interest income and expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities and for our short-term investments. Interest expense represents interest payable related to term loans and the amortization of debt issuance costs.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to preclinical and clinical trial accruals and share-based compensation. Estimates are based on historical experience, information received from third parties and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:
Preclinical and Clinical Trial Accruals
We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our accrued expenses for preclinical studies and clinical trials are

CIDARA THERAPEUTICS, INC.

based on estimates of costs incurred and fees that may be associated with services provided by contract research organizations, or CROs, clinical trial investigational sites and other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.
Stock-based compensation
The Company accounts for stock-based compensation expense related to employee stock options, restricted stock and restricted stock units, or RSU, grants, and employee stock purchase plan rights by estimating the fair value on the date of grant.  The fair value of RSUs granted to employees is estimated based on the closing price of our common stock on the date of grant.  For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards, net of estimated forfeitures. For awards subject to performance-based vesting conditions, we assess the probability of achievement of the individual milestones under the stock-based awards and recognize stock-based compensation expense over the implicit service period commencing once we believe the performance criteria is probable of achievement. We account for stock awards granted to non-employees using the fair value approach. These awards are subject to periodic revaluation over their vesting terms.
We estimate the fair value of stock option awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award, and (d) the expected dividend yield.  Due to the lack of an adequate history of a public market for the trading of our common stock and a lack of adequate company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded.  For these analyses, we have selected companies with comparable characteristics to ours, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards.  We compute the historical volatility data using the daily close prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards.  We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our common stock price becomes available.  We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option.  The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities.  See Note 8 of the Notes to the Financial Statements for additional information.
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2017 and 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year ended December 31,
	2017	2016	Change
Research and development	$42,823	$35,699	7,124
General and administrative	12,898	12,737	161
Other income (expense), net	(7)	271	(278)
Research and development expenses
Research and development expenses were $42.8 million for the year ended December 31, 2017 compared to $35.7 million for the year ended December 31, 2016.  The majority of the increase in research and development expense is due to higher clinical expenses associated with the rezafungin STRIVE study. Increases in rezafungin expenses were partially offset by decreases in CD101 topical expenses due to the discontinuation of that program in February 2017.

CIDARA THERAPEUTICS, INC.

General and administrative expenses
General and administrative expenses were $12.9 million for the year ended December 31, 2017 compared to $12.7 million for the year ended December 31, 2016. The increase in general and administrative expenses was primarily related to personnel costs.
Other income (expense)
Other income (expense) for the years ended December 31, 2017 and 2016 relates to income generated from cash held in interest-bearing investments, offset by the cash and non-cash interest associated with our October 2016 term loan.
Comparison of the year ended December 31, 2016 and 2015
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year ended December 31,
	2016	2015	Change
Research and development	$35,699	$23,475	12,224
General and administrative	12,737	8,838	3,899
Other expense, net	271	120	151
Research and development expenses
Research and development expenses were $35.7 million for the year ended December 31, 2016 compared to $23.5 million for the year ended December 31, 2015.  Expenses increased in 2016 as we initiated and conducted our Phase 2 clinical trials for rezafungin and CD101 topical. In addition, we continued preclinical development activities on our Cloudbreak platform. Personnel costs were greater due to increases in headcount to support these activities.
General and administrative expenses
General and administrative expenses were $12.7 million for the year ended December 31, 2016 compared to $8.8 million for the year ended December 31, 2015. The increase in general and administrative expenses was primarily related to personnel costs, legal fees for corporate and intellectual property matters, and market research costs.
Other Income (Expense)
Other income for the year ended December 31, 2016 and 2015 relates to income generated from cash held in interest-bearing investments, offset during the year ended December 31, 2016 by the cash and non-cash interest associated with our October 2016 term loan.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have received $210.9 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, public offerings of common stock and term loan draws.
As of December 31, 2017, we had $60.8 million in cash and cash equivalents and $14.5 million in short-term investments. The following table shows a summary of our cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year ended December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$(49,909)	$(39,771)	$(25,959)
Investing activities	4,471	25,482	(46,088)
Financing activities	20,884	37,094	111,813
Net increase in cash and cash equivalents	$(24,554)	$22,805	$39,766

CIDARA THERAPEUTICS, INC.

Operating activities
Net cash used in operating activities was $49.9 million for the year ended December 31, 2017 compared to $39.8 million and $26.0 million for the years ended December 31, 2016 and 2015, respectively. The increase in net cash used in operating activities was attributable to a net loss of $55.7 million for the year ended December 31, 2017 compared to net losses of $48.2 million and $32.2 million for the years ended December 31, 2016 and 2015, respectively. For all periods presented, the primary use of cash was to fund increased levels of research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our primary investing activities during the years ended December 31, 2017, 2016, and 2015 consisted of purchases and maturities of short-term investments. For the years ended December 31, 2017, 2016, and 2015 we purchased approximately $19.5 million, $69.6 million, and $54.9 million, respectively, of short-term investments and received proceeds of $24.3 million, $95.5 million, and $10.0 million, respectively, from the maturity of short-term investments.  We invest cash in excess of our immediate operating requirements with staggered investment duration or maturity to optimize our return on investment while satisfying our liquidity needs.  Net cash used for the purchase of property and equipment was $0.3 million, $0.4 million, and $1.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Financing activities
Net cash provided by financing activities was $20.9 million for the year ended December 31, 2017 compared to $37.1 million and $111.8 million for the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2017, net proceeds from the sale of common stock was $20.7 million. During the year ended December 31, 2016, net proceeds from the sale of common stock and issuance of the term loan were $26.6 million and $9.9 million, respectively. During the year ended December 31, 2015, net proceeds from the sale of our Series B convertible preferred stock and our initial public offering were $41.9 million and $69.5 million, respectively.
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
We have prepared cash flow forecasts which indicate, based on current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months from the issuance of financial statements. We plan to continue to fund our operating expenses and capital expenditure requirements through debt and equity financing, through government funding, or through collaborations or partnerships with other entities. Debt or equity financing, government funding, or collaborations and partnerships with other entities may not be available on at timely basis, on acceptable terms, or at all. We have developed a plan to implement cost cutting measures to reduce our working capital requirements over the next 12 months if an adequate level of financing is not secured. The plan includes the delay of certain of our development activities, a delay in hiring and a reduction of other discretionary expenditures that are within our control. Any of the actions contemplated by the implementation of this plan, if required, could have an adverse impact on our ability to achieve certain of our planned objectives during 2018, and thus, materially harm our business.
Our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.
In May 2016, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell shares of our common stock in “at the market” offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $35.0 million in gross proceeds from time to time through Cantor acting as sales agent. During the year ended December 31, 2017, we received gross proceeds of approximately $1.9 million, net of $56,000 of offering costs, from the sale of 240,178 shares of our common stock. As of December 31, 2017, we have the capacity to issue additional shares of our common stock to generate up to approximately $33.1 million of gross proceeds under the sales agreement. Future sales, if any, will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs.

CIDARA THERAPEUTICS, INC.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following is a summary of our long-term contractual obligations as of December 31, 2017 (in thousands):

Numbers to be updated	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Minimum lease payments required under operating lease of laboratory and office space	$746	$746	$—	$—	$—
Principal under Term Note, excluding accrued interest	10,000	2,667	7,333	—	—
Total minimum contractual obligations	$10,746	$3,413	$7,333	$—	$—
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements.

CIDARA THERAPEUTICS, INC.

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
The market risk inherent in our financial instruments and in our financial position is the potential loss arising from adverse changes in interest rates.  We generally hold our cash in checking and savings accounts and invest excess capital in money market funds, certificates of deposit, corporate debt, and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize our exposure to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceeded 12 months.  If a 10% change in interest rates had occurred on December 31, 2017, this change would not have had a significant impact on the fair value of our investment portfolio as of that date.

CIDARA THERAPEUTICS, INC.

Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Cidara Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cidara Therapeutics, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders‘ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2014.
San Diego, California
February 27, 2018

CIDARA THERAPEUTICS, INC.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$60,813	$85,367
Short-term investments	14,501	19,252
Accounts receivable	321	—
Prepaid expenses and other current assets	2,035	779
Total current assets	77,670	105,398
Property and equipment, net	1,044	1,374
Other assets	321	190
Total assets	$79,035	$106,962
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,590	$2,909
Accrued liabilities	4,257	3,338
Accrued compensation and benefits	2,571	2,662
Current portion of term loan	2,667	—
Total current liabilities	12,085	8,909
Term loan, less debt issuance costs	7,206	9,794
Other long-term liabilities	—	80
Total liabilities	19,291	18,783
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2017 and 2016; 20,534,993 and 20,525,688 shares issued and outstanding, respectively, at December 31, 2017; 16,837,126 and 16,773,232 shares issued and outstanding, respectively, at December 31, 2016	2	2
Additional paid-in capital	209,140	181,840
Accumulated other comprehensive loss	(8)	(1)
Accumulated deficit	(149,390)	(93,662)
Total stockholders' equity	59,744	88,179
Total liabilities and stockholders' equity	$79,035	$106,962
See accompanying notes.

CIDARA THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
(In thousands, except share and per share data)	2017	2016	2015
Operating expenses:
Research and development	$42,823	$35,699	$23,475
General and administrative	12,898	12,737	8,838
Total operating expenses	55,721	48,436	32,313
Loss from operations	(55,721)	(48,436)	(32,313)
Other income (expense):
Interest income (expense), net	(7)	271	120
Total other income (expense)	(7)	271	120
Net loss	$(55,728)	$(48,165)	$(32,193)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	(7)	7	(8)
Comprehensive loss	$(55,735)	$(48,158)	$(32,201)
Basic and diluted net loss per share	$(3.18)	$(3.32)	$(3.25)
Shares used to compute basic and diluted net loss per share	17,500,853	14,488,987	9,920,382
See accompanying notes.

CIDARA THERAPEUTICS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2015	97,526,081	$32,548	—	$—	1,132,738	$—	$1,859	$(13,304)	$—	$(11,445)
Issuance of Series B convertible preferred stock, net of issuance costs of $99	—	—	94,533,183	41,921	—	—	—	—	—	—
Conversion of Series A and Series B convertible preferred upon initial public offering	(97,526,081)	(32,548)	(94,533,183)	(41,921)	7,561,380	1	74,468	—	—	74,469
Public offering of common stock, net of issuance costs	—	—	—	—	4,800,000	—	69,271	—	—	69,271
Stock-based compensation	—	—	—	—	—	—	3,033	—	—	3,033
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	19,164	—	225	—	—	225
Vesting of restricted shares	—	—	—	—	249,465	—	499	—	—	499
Issuance of common stock for exercise of stock options	—	—	—	—	23,538	—	61	—	—	61
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	—	—	—	—	(32,193)	—	(32,193)
Balance, December 31, 2015	—	—	—	—	13,786,285	1	149,416	(45,497)	(8)	103,912
Public offering of common stock, net of issuance costs	—	—	—	—	2,752,637	1	26,621	—	—	26,622
Stock-based compensation	—	—	—	—	—	—	4,344	—	—	4,344
Vesting of restricted shares	—	—	—	—	90,423	—	197	—	—	197
Issuance of common stock for exercise of stock options	—	—	—	—	83,353	—	525	—	—	525
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	58,616	—	562	—	—	562
Issuance of warrants in connection with term loan	—	—	—	—	—	—	175	—	—	175
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	—	—	(48,165)	—	(48,165)
Balance, December 31, 2016	—	—	—	—	16,771,314	2	181,840	(93,662)	(1)	88,179
Sale of common stock, net of issuance costs	—	—	—	—	3,600,178	—	20,771	—	—	20,771
Stock-based compensation	—	—	—	—	—	—	5,696	—	—	5,696
Vesting of restricted shares	—	—	—	—	19,055	—	44	—	—	44
Issuance of common stock for exercise of stock options	—	—	—	—	38,332	—	228	—	—	228
Issuance of common stock for restricted share units vested	—	—	—	—	2,500	—	18	—	—	18
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	94,309	—	543	—	—	543
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	—	—	(55,728)	—	(55,728)
Balance, December 31, 2017	—	$—	—	$—	20,525,688	$2	$209,140	$(149,390)	$(8)	$59,744
See accompanying notes.

CIDARA THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(In thousands)	2017	2016	2015
Operating activities:
Net loss	$(55,728)	$(48,165)	$(32,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	667	732	461
Stock-based compensation	5,714	4,344	3,033
Non-cash interest expense	61	17	—
Amortization of discount or premium on short-term investments	(33)	(176)	(42)
Amortization of debt issue costs	18	5	22
Deferred rent	(29)	(8)	54
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,481)	(76)	(487)
Accounts payable and accrued liabilities	642	1,913	2,143
Accrued compensation	453	1,760	1,050
Other assets	(193)	(117)	—
Net cash used in operating activities	(49,909)	(39,771)	(25,959)
Investing activities:
Purchases of short-term investments	(19,523)	(69,617)	(54,918)
Maturities of short-term investments	24,300	95,500	10,000
Purchases of property and equipment	(306)	(401)	(1,170)
Net cash provided by (used in) investing activities	4,471	25,482	(46,088)
Financing activities:
Proceeds from issuance of common stock, net of offering costs	20,735	26,622	69,505
Proceeds from issuance of Series B convertible preferred stock, net of offering costs	—	—	41,921
Proceeds from issuance of Term Loan, net of offering costs	—	9,947	—
Proceeds from exercise of stock options	228	525	387
Repurchase of unvested restricted stock	(79)	—	—
Net cash provided by financing activities	20,884	37,094	111,813
Net increase (decrease) in cash and cash equivalents	(24,554)	22,805	39,766
Cash and cash equivalents at beginning of year	85,367	62,562	22,796
Cash and cash equivalents at end of year	$60,813	$85,367	$62,562
Supplemental disclosure of cash flows:
Interest paid	$511	$—	$—
Non-cash investing activity:
Property and equipment acquired but not yet paid	$30	$21	$113
Non-cash financing activities:
Deferred initial public offering costs	$—	$—	$234
Conversion of Series A convertible preferred stock to common stock upon initial public offering	$—	$—	$32,548
Conversion of Series B convertible preferred stock to common stock upon initial public offering	$—	$—	$41,921
Issuance of warrants to purchase common stock upon execution of term loan	$—	$175	$—
Vesting of early exercised stock options	$44	$197	$499
Purchase of shares pursuant to Employee Stock Purchase Plan	$543	$562	$—
Receivable for issuance of common stock, net of offering costs	$36	$—	$—
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
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operating activities since its inception. At December 31, 2017, the Company had an accumulated deficit of $149.4 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
In accordance with ASU 2014-15, management is required to perform a two-step analysis over its ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company's ability to continue as a going concern (step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (step 2). The evaluation period is through one year beyond the date the financial statements were released (assumed to be through February 28, 2019).
The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months from the issuance of the financial statements.  The Company plans to continue to fund its losses from operations and capital funding needs through debt and equity financing, through government funding or through collaborations or partnerships with other entities. Debt or equity financing, government funding or collaborations and partnerships with other entities may not be available on a timely basis on terms acceptable to the Company, or at all. Management has developed a plan to implement cost cutting measures to reduce its working capital requirements over the next 12 months if an adequate level of financing is not secured. The plan includes the delay of certain of the Company’s development activities, a delay in hiring and a reduction of other discretionary expenditures that are within the Company’s control. Any of the actions contemplated by the implementation of this plan, if required, could have an adverse impact on the Company’s ability to achieve certain of its planned objectives during 2018, and thus, materially harm the Company’s business.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

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
Property and Equipment— The Company records property and equipment at cost, which consists of lab equipment, computer equipment and software, office equipment, furniture and fixtures and leasehold improvements.  Property and equipment is depreciated using the straight-line method over the estimated useful lives (generally three to seven years).  Leasehold improvements are amortized over the lesser of their useful life or the remaining lease term, including any renewal periods that are deemed to be reasonably assured.  Repair and maintenance costs are expensed as incurred.
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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however we have made reasonable estimates of the effects on the existing deferred tax assets and liabilities.
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
Comprehensive Loss—Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. The Company’s only component of other comprehensive

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

loss is unrealized gains (losses) on marketable securities. Comprehensive gains (losses) have been reflected in the consolidated statements of operations and comprehensive loss and as a separate component of the statements of convertible preferred stock and stockholders’ equity (deficit) for all periods presented.
Stock-based Compensation— The Company accounts for stock-based compensation expense related to employee stock options and employee stock purchase plan rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model. The fair value of Restricted Stock Units (RSUs) and Performance-based RSUs (PRSUs) granted to employees is estimated based on the closing price of the Company's common stock on the date of grant.  For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. For awards subject to performance-based vesting conditions, the Company assesses the probability of achievement of the individual milestones under the stock-based awards and recognizes stock-based compensation expense over the implicit service period commencing once the Company believes the performance criteria is probable of achievement. The Company accounts for stock options, RSUs, and PRSUs granted to non-employees using the fair value approach. These stock-based awards are subject to periodic revaluation over their vesting terms.
Net Loss Per Share—Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, unvested restricted common stock subject to repurchase, warrants, and RSUs and options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2017	2016
Common stock options and RSUs issued and outstanding	3,099,173	2,295,393
Common stock warrants	17,331	17,331
Common stock subject to repurchase	9,305	63,894
Total	3,125,809	2,376,618
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
The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and long-term debt. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of short-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company believes that the fair value of long-term debt approximates its carrying value.
Recently Issued Accounting Standards— During 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Numerous ASUs were issued in 2016 and 2017 to require additional disclosures, to provide clarification on a number of specific issues pertaining to ASU 2014-09, and to defer the effective date for ASU 2014-09 to interim and annual periods beginning after December 31, 2017. The Company has evaluated the impact of ASU 2014-09 on the CARB-X Subaward Agreement and based on the analysis, the Company determined that the pattern of recognition would not be impacted by the adoption of ASC 606 and that characterizing revenues under the Agreement as a reduction of research and development continues to be appropriate

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

after the adoption of ASC 606. The Company will continue to assess any new contracts for revenue recognition under ASU 2014-09. The Company will adopt ASU 2014-09 in the first quarter of 2018, and adoption of this guidance will not have a material impact on the Company's consolidated financial statements.
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
During 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.
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
During 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting," which provides clarity and guidance around which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual periods beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
During 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objectives of ASU 2017-12 are to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
3. SHORT-TERM INVESTMENTS
The following table summarizes the available-for-sale securities held at December 31, 2017 and 2016 (in thousands):

As of December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt	$14,509	$—	$(8)	$14,501
Total	$14,509	$—	$(8)	$14,501

As of December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	19,253	1	(2)	19,252
Total	$19,253	$1	$(2)	$19,252
All available-for-sale securities held at December 31, 2017 and 2016 mature in less than one year. Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive income (loss). The securities in unrealized loss positions have not been in a continuous unrealized loss position for 12 months or longer. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

4. FAIR VALUE MEASUREMENTS
The Company follows ASC 820-10, Fair Value Measurements and Disclosures, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability.
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
The Company classifies investments in money market funds within Level 1 as the prices are available from quoted prices in active markets. Investments in commercial paper, corporate debt and reverse repurchase agreements are classified within Level 2 as these instruments are valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
December 31, 2017
Assets:
Money market funds	$11,556	$11,556	$—	$—
U.S Treasury reverse repurchase agreements	48,000	—	48,000	—
Corporate debt	15,101	—	15,101	—
Total assets at fair value	$74,657	$11,556	$63,101	$—
December 31, 2016
Assets:
Money market funds	$84,830	$84,830	$—	$—
Commercial paper	$19,252	—	19,252	—
Total assets at fair value	$104,082	$84,830	$19,252	$—
5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$2,051	$1,771
Leasehold improvements	425	425
Computer hardware and software	327	295
Office equipment	119	111
Furniture and fixtures	142	142
	3,064	2,744
Less accumulated depreciation and amortization	(2,020)	(1,370)
Total	$1,044	$1,374
Depreciation and amortization of property and equipment of $667,000 and $732,000 were recorded for the years ended December 31, 2017 and 2016, respectively.

CIDARA THERAPEUTICS, INC.

6. DEBT
Term Loans
On October 3, 2016, the Company entered into a loan and security agreement, (the "Loan Agreement"), with Pacific Western Bank, as the collateral agent and a lender (the "Lender"), pursuant to which the Lender agreed to lend to the Company up to $20.0 million in a series of term loans. Contemporaneously, the Company borrowed $10.0 million from the Lender (the "Term A Loan").
Under the terms of the Loan Agreement and subject to the achievement of positive Phase 2 clinical results from the STRIVE Phase 2 clinical trial of rezafungin acetate, formerly known as CD101, by March 31, 2018 (the "Milestone"), the Company may, at its sole discretion through October 3, 2018, borrow from the Lender up to an additional $10.0 million (the "Term B Loan", and together with Term A Loan, the "Term Loans").
The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of the Company’s current and future assets, other than its intellectual property, which is subject to a double negative pledge.
The Term Loans mature on October 3, 2020 (the "Maturity Date").  Payments under the Term Loans will be interest-only through April 2, 2018, which will be extended by six months if the Milestone is achieved. The interest-only period will be followed by 30 equal monthly payments of principal and interest; provided that there will be 24 equal monthly payments if the Milestone is achieved. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 1.0%. At December 31, 2017, the Term Loans bear interest at 5.5%.
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
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, including the receipt of positive Phase 2 clinical data from the rezafungin program by March 31, 2018, or the occurrence of a material adverse change, the collateral agent will have the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable.
As of December 31, 2017, future principal payments due under the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2018	$2,667
December 31, 2019	4,000
December 31, 2020	3,333
Total future principal payments due under the Term A Loan	$10,000
The fair value of the warrants to purchase common stock issued in connection with Term Loan A was estimated on the date of issuance using the Black-Scholes valuation model and recorded to additional paid-in capital. The fair

CIDARA THERAPEUTICS, INC.

value of the warrants on the date of issuance as well as the debt issue costs incurred in connection with the entry into the Loan Agreement are presented as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet and are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $78,000 and $22,000 for the years ended December 31, 2017 and 2016, respectively, for the amortization of the fair value of the warrants and debt issue costs.
7. STOCKHOLDERS’ EQUITY
Preferred Stock— Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized and no shares of preferred stock issued or outstanding at December 31, 2017.
Common Stock—The Company had 200,000,000 shares of common stock authorized as of December 31, 2017. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
On October 13, 2016, the Company completed a public offering of common stock in which it sold 2,752,637 shares of its common stock at an offering price of $10.10 per share.  The Company raised net proceeds of approximately $26.6 million after deducting underwriting discounts and commissions and offering expenses.
In October 2017 the Company closed a private placement transaction pursuant to which an aggregate of 3,360,000 shares of common stock were sold at a price of $6.00 per share. The Company received net proceeds of approximately $18.9 million after deducting placement agent fees and offering expenses.
In November 2017 the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co. During the year ended December 31, 2017, the Company sold 240,178 shares of common stock for net proceeds of approximately $1.8 million after deducting placement agent fees.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	Years ended December 31,
	2017	2016
Common stock warrants	17,331	17,331
Stock options issued and outstanding	3,099,173	2,295,393
Authorized for future stock awards	1,006,307	1,404,933
Awards available under the ESPP	380,875	306,813
Total	4,503,686	4,024,470
8. EQUITY INCENTIVE PLANS
2015 Equity Incentive Plan
In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Equity Incentive Plan (“2015 EIP”).  Under the 2015 EIP, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, and other awards to individuals who are employees, officers, directors or consultants of the Company.  The number of shares of stock available for issuance under the 2015 EIP will be automatically increased each January 1 by

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number as determined by the Company’s board of directors.
Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2015 EIP. Stock options granted by the Company generally vest over a three- or four-year period. Certain stock options are subject to acceleration of vesting in the event of certain change of control transactions. The stock options may be granted for a term of up to 10 years from the date of grant. The exercise price for stock options granted under the 2015 EIP must be at a price no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided that for an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the estimated value on the date of grant.
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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period.  An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation.  During the year ended December 31, 2017, 94,309 shares were issued pursuant to the ESPP.
Restricted Stock
The Company permits early exercise prior to vesting of certain stock options.  Any such unvested exercised shares are restricted and subject to repurchase by the Company until the conditions for vesting are met.  At December 31, 2017 and 2016, the liabilities for the cash received from the early exercise of stock options were $21,000 and $144,000, respectively, and were classified in accrued liabilities on the balance sheet. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms outlined in the stock option agreements, which generally are 4 years. At December 31, 2017, 9,305 unvested shares were subject to repurchase by the Company.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the year ended December 31, 2017:

Number of RSUs and PRSUs
Outstanding at December 31, 2016	—
RSUs and PRSUs granted	240,000
RSUs and PRSUs vested	(2,500)
RSUs and PRSUs canceled	(10,000)
Outstanding at December 31, 2017	227,500
For the year ended December 31, 2017, stock-based compensation expense related to RSUs and PRSUs was approximately $95,000. At December 31, 2017, estimated unrecognized compensation expense related to RSUs and PRSUs granted to employees was approximately $1.4 million.
Stock Options
The following table summarizes stock option activity during the year ended December 31, 2017:

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,295,393	$7.82	8.20	$6,774
Options granted	1,043,950	7.76
Options exercised	(38,332)	5.95
Options canceled	(201,838)	9.21
Outstanding at December 31, 2017	3,099,173	$7.74	8.10	$2,264
Vested and expected to vest at December 31, 2017	3,099,173	$7.74	8.10	$2,264
Exercisable at December 31, 2017	1,860,030	$7.15	7.58	$2,205
The following table summarizes the Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted to employees under our equity incentive plans and the shares purchasable under our 2015 ESPP during the periods presented:

	For the years ended December 31,
	2017	2016
2015 EIP
Risk-free interest rate	1.87% - 2.23%	1.14% - 2.09%
Expected dividend yield	0%	0%
Expected volatility	79% - 86%	80% - 82%
Expected term (years)	5.50 - 6.08	5.50 - 6.08
2015 ESPP
Risk-free interest rate	1.05% - 1.77%	0.48% - 1.08%
Expected dividend yield	0%	0%
Expected volatility	79% - 102%	80% - 107%
Expected term (years)	0.50 - 2.00	0.50 - 2.00
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2017	2016
Research and development	$2,428	$2,005
General and administrative	3,286	2,339
Total	$5,714	$4,344
The weighted-average grant date fair value of stock options granted to employees during the year ended December 31, 2017 was $5.54 per share. The total grant date fair value of stock options that vested during the year ended December 31, 2017 was $4.9 million. As of December 31, 2017, total unrecognized share-based compensation expense related to unvested employee stock options of the Company was approximately $7.6 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.92 years.
As of December 31, 2017, total unrecognized compensation expense related to the Company’s ESPP was approximately $0.6 million.  This unrecognized compensation cost is expected to be recognized over approximately 1.0 years.
9. SIGNIFICANT AGREEMENTS AND CONTRACTS
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

and National Institute of Allergy and Infectious Diseases (NIAID). CARB-X is funded by BARDA and the London-based Wellcome Trust, a global charitable foundation (Wellcome), and administered by the Boston University School of Law.
The subaward supports development of the Company's CD201 product candidate. Under the Subaward Agreement, during an initial phase that began on April 1, 2017 and ends upon acceptance by the U.S. Food and Drug Administration of an initial new drug application, CARB-X would reimburse up to $3.9 million of qualifying development expenses. If all of the milestones in such initial phase are met, the CARB-X Joint Oversight Committee will evaluate the progress made in such initial phase and determine whether to exercise its option to fund a second stage. During the second stage, CARB-X would reimburse up to $3.0 million of qualifying development expenses through a Phase 1 clinical trial. Such second stage would be subject to a new subaward agreement.
Under the Subaward Agreement, the Company is reimbursed for direct costs incurred plus allowable indirect costs which consist of fringe benefits and allowable general and administrative expenses. For the year ended December 31, 2017, the Company recognized reductions to research and development expenses of $0.5 million for costs eligible for reimbursement under the Subaward Agreement. As of December 31, 2017, billed accounts receivable were $0.1 million and unbilled accounts receivable were $0.2 million related to reimbursable expenses under the Subaward Agreement.
The Subaward Agreement can be terminated upon the delivery of 30 days written notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and CARB-X must pay the Company a final settlement based on eligible expenses incurred under the Subaward Agreement.
Based on preclinical studies of CD201 as well as preclinical studies of antibody-drug conjugates (ADCs) from the Cloudbreak program, the Company decided in February 2018 to cease development of CD201 to focus on the more promising ADCs for the same indication. Based on the decision to focus efforts on the ADCs, the Company will no longer be seeking funding under the Subaward Agreement relating to CD201.
10. INCOME TAXES
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
The following table provides a reconciliation between income taxes computed at the federal statutory rate of 34% and the provision for income taxes (in thousands):

	Years Ended December 31,
	2017	2016	2015
Federal income taxes at 34%	$(18,947)	$(16,334)	$(10,946)
State income tax, net of federal benefit	—	(1)	(1,821)
Tax effect on nondeductible expenses	3,389	1,650	341
Research credits	(8,125)	(3,538)	(676)
Rate change	—	267	—
Change in valuation allowance	5,133	14,996	13,084
Reserve for uncertain tax positions	1,451	2,883	—
Tax Cuts and Jobs Act	17,334	—	—
Other	(235)	77	18
Income tax expense	$—	$—	$—

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2017	2016
Deferred tax assets:
Net operating losses	$26,364	$27,309
Research credits	10,232	3,646
Intangibles	265	466
Other	1,722	2,030
Total deferred tax assets	38,583	33,451
Less valuation allowance	(38,583)	(33,451)
Income tax expense	$—	$—
At December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $122.5 million and $81.5 million, respectively. The federal and state loss carryforwards begin to expire in 2033, unless previously utilized. The Company also has federal research and development and orphan drug credit carryforwards totaling $12.5 million and state research and development credit carryforwards totaling $1.6 million. The federal research and development credit and orphan drug credit carryforwards begin to expire in 2033, unless previously utilized. The state research and development credit carryforwards begin to expire in 2018.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence, including a history of operating losses, management has determined that it is more likely than not that the net deferred tax assets will not be realized. A valuation allowance of $38.6 million and $33.5 million as of December 31, 2017 and 2016, respectively, has been established to offset the deferred tax assets as realization of such assets is uncertain.
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
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. At December 31, 2017, the Company has not completed accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. For items for which the Company was able to determine a reasonable estimate, it recognized a provisional amount of $17.3 million which was offset by a corresponding reduction to the valuation allowance. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, its estimates may also be affected as the Company gains a more thorough understanding of the tax law.
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized.  At December 31, 2017 and 2016, the unrecognized tax benefits recorded were approximately $10.8 million and $4.6 million, respectively.  Approximately $8.6 million of the unrecognized tax benefits would reduce the Company's annual effective tax rates, if recognized, subject to the valuation allowances.  The Company does not anticipate a significant change in the unrecognized tax benefits within the next 12 months.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2017, 2016 and 2015 is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance as of the beginning of the year	$4,642	$356	$108
Increases related to current year tax positions	3,965	921	248
Increases related to prior year tax positions	2,149	3,365	—
Balance as of the end of the year	$10,756	$4,642	$356

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

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
11. COMMITMENTS AND CONTINGENCIES
Litigation—From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company at December 31, 2017 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
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
Future minimum payments required under the lease as of December 31, 2017 are summarized as follows (in thousands):

2018	746
Total minimum lease payments	$746
Rent expense was $704,000 and $733,000 for the years ended December 31, 2017 and 2016, respectively.
Contractual Obligations—The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on or within 30 days of notice.
12. Subsequent Events
"At-the-market" offering—In November 2017 the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co. During the period from January 1, 2018 through February 20, 2018, the Company sold 241,837 shares of common stock for net proceeds of approximately $1.7 million after deducting placement agent fees.
13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Operating expenses	$13,398	$16,615	$12,249	$13,459
Other income (expense)	—	(30)	(8)	31
Net loss	(13,398)	(16,645)	(12,257)	(13,428)
Basic and diluted net loss per share	$(0.80)	$(0.99)	$(0.73)	$(0.69)
Shares used to compute basic and diluted net loss per share	16,795,366	16,831,960	16,864,211	19,489,375
2016
Operating expenses	$9,885	$11,862	$12,336	$14,353
Other income (expense)	96	107	109	(41)
Net loss	(9,789)	(11,755)	(12,227)	(14,394)
Basic and diluted net loss per share	$(0.71)	$(0.85)	$(0.88)	$(0.88)
Shares used to compute basic and diluted net loss per share	13,807,825	13,871,938	13,910,145	16,352,046

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
As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.
Management’s Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
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
Item 9B. Other Information.
On February 22, 2018, our board of directors approved an increase in its authorized size to seven members and appointed Chrysa Mineo, effective March 1, 2018, as a Class III director to fill the vacancy created by such increase, to serve in such capacity until our 2018 annual meeting of stockholders.
Ms. Mineo will receive compensation for her service as a director in accordance with our Non-Employee Director Compensation Policy, or the Compensation Policy. The Compensation Policy provides for annual cash compensation of $40,000 for service on our board of directors, payable in equal quarterly installments and prorated based on days served. In addition, pursuant to the Compensation Policy, on March 1, 2018 Ms. Mineo will be granted a stock option to purchase 20,000 shares of our common stock, with one-third of the shares vesting on the first anniversary of the date of grant and the remaining shares vesting in equal monthly installments over the next two years.

CIDARA THERAPEUTICS, INC.

Ms. Mineo also entered into our standard form of indemnification agreement for our directors and executive officers.
There is no arrangement or understanding between Ms. Mineo and any other person pursuant to which Ms. Mineo was appointed as a director. Ms. Mineo is not a party to any transaction that would require disclosure under Item 404(a) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2018 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2017, and is incorporated herein by reference.
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

Exhibit Index

Exhibit Number	Description
1.2
Controlled Equity OfferingSM Sales Agreement by and between the Registrant and Cantor Fitzgerald & Co., dated May 19, 2016 (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-211472), filed on May 19, 2016).

3.1
Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015).

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015).
4.1
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

4.2
Second Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated February 10, 2015 (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

4.3	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 3, 2016).
10.1+
Form of Indemnity Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.2+
2015 Equity Incentive Plan and Form of Grant Notice, Stock Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-203434), filed on April 15, 2015).

10.3+
2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.4+
2013 Stock Option and Grant Plan and Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder, as amended (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.5+
Form of Amended and Restated Employment Agreement by and between the Registrant and its executive officers (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on November 10, 2016).

10.6
Consulting and Independent Contractor Agreement by and between the Registrant and Dirk Thye, M.D., dated September 2, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 1, 2016).

10.7
Loan and Security Agreement by and between Registrant and Pacific Western Bank, dated October 3, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 3, 2016).

10.8
Asset Purchase Agreement by and between Registrant and Seachaid Pharmaceuticals, Inc., dated May 30, 2014 (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.9
Addendum to Asset Purchase Agreement by and between Registrant and Seachaid Pharmaceuticals, Inc., dated September 23, 2014 and deemed effective as of May 30, 2014 (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.10
Standard Industrial/Commercial Multi-Tenant Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated June 9, 2014 (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.11
First Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated June 9, 2014 (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S‑1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.12
Second Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated February 15, 2015 (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.13
Third Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated July 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 16, 2015).

Exhibit Number	Description
10.14
Cost Reimbursement Research Subaward Agreement by and between Registrant and the Trustees of Boston University, dated March 30, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2017).

10.15+	Form of Restricted Stock Unit Award Grant Notice (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2017).
10.16
Securities Purchase Agreement by and among the Registrant and each of the persons and entities, severally and not jointly, listed as a Purchaser on the Schedule of Purchasers attached as Schedule I thereto, dated October 19, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 19, 2017).

21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
*	Filed herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: February 27, 2018	By:	/s/ Jeffrey Stein, Ph.D.
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

Name	Title	Date

/s/ Jeffrey Stein, Ph.D.	President and Chief Executive Officer	February 27, 2018
Jeffrey Stein, Ph.D.	(Principal Executive Officer)

/s/ Matthew Onaitis, J.D.	Chief Financial Officer and General Counsel	February 27, 2018
Matthew Onaitis, J.D.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott M. Rocklage, Ph.D	Chairman of the Board of Directors	February 27, 2018
Scott M. Rocklage, Ph.D

/s/ Daniel D. Burgess	Member of the Board of Directors	February 27, 2018
Daniel D. Burgess

/s/ Timothy R. Franson, M.D.	Member of the Board of Directors	February 27, 2018
Timothy R. Franson, M.D.

/s/ Robert J. Perez	Member of the Board of Directors	February 27, 2018
Robert J. Perez

/s/ Theodore R. Schroeder	Member of the Board of Directors	February 27, 2018
Theodore R. Schroeder