Form 10-Q
period 2018-03-31
Cidara Therapeutics, Inc.
filed 2018-05-10
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒
As of April 30, 2018, the registrant had 21,391,057 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,218	$60,813
Restricted cash	792	—
Short-term investments	13,973	14,501
Accounts receivable	288	321
Prepaid expenses and other current assets	1,719	2,035
Total current assets	68,990	77,670
Property and equipment, net	936	1,044
Other assets	321	321
Total assets	$70,247	$79,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,999	$2,590
Accrued liabilities	4,516	4,257
Accrued compensation and benefits	1,921	2,571
Current portion of term loan	2,083	2,667
Total current liabilities	11,519	12,085
Term loan, less debt issuance costs	7,809	7,206
Total liabilities	19,328	19,291
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2018 and December 31, 2017; 21,395,077 and 21,389,736 shares issued and outstanding, respectively, at March 31, 2018; 20,534,993 and 20,525,688 shares issued and outstanding, respectively, at December 31, 2017	2	2
Additional paid-in capital	217,073	209,140
Accumulated other comprehensive loss	(18)	(8)
Accumulated deficit	(166,138)	(149,390)
Total stockholders' equity	50,919	59,744
Total liabilities and stockholders' equity	$70,247	$79,035

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2018	2017
Operating expenses:
Research and development	$13,199	$10,243
General and administrative	3,611	3,155
Total operating expenses	16,810	13,398
Loss from operations	(16,810)	(13,398)
Other income:
Interest income, net	61	—
Total other income	61	—
Net loss	$(16,749)	$(13,398)
Other comprehensive loss:
Unrealized loss on short-term investments	(10)	(3)
Comprehensive loss	$(16,759)	$(13,401)
Basic and diluted net loss per share	$(0.80)	$(0.80)
Shares used to compute basic and diluted net loss per share	20,894,353	16,795,366

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Operating activities:
Net loss	$(16,749)	$(13,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139	198
Stock-based compensation	1,461	1,051
Amortization of debt issuance costs and debt discount	20	19
Amortization of discount or premium on short-term investments	36	(39)
Deferred rent	(10)	(5)
Changes in assets and liabilities:
Prepaid expenses and other current assets	482	(416)
Accounts payable and accrued liabilities	549	(799)
Accrued compensation	(650)	(1,129)
Net cash used in operating activities	(14,722)	(14,518)

Investing activities:
Purchases of short-term investments	(5,803)	—
Maturities of short-term investments	6,285	11,400
Purchases of property and equipment	(31)	(116)
Net cash provided by investing activities	451	11,284

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	6,440	—
Proceeds from exercise of stock options	28	144
Repurchase of unvested restricted stock	—	(79)
Net cash provided by financing activities	6,468	65
Net decrease in cash, cash equivalents, and restricted cash	(7,803)	(3,169)
Cash, cash equivalents, and restricted cash at beginning of period	60,813	85,367
Cash, cash equivalents, and restricted cash at end of period	$53,010	$82,198

Supplemental disclosure of cash flows:
Interest paid	$137	$118
Non-cash financing activities:
Vesting of early exercised stock options	$9	$16
Deferred financing costs incurred but not yet paid	$133	$—

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
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operating activities since its inception. At March 31, 2018, the Company had an accumulated deficit of $166.1 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
In accordance with ASU 2014-15, management is required to perform a two-step analysis over its ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company's ability to continue as a going concern (step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (step 2). The evaluation period is through one year beyond the date the financial statements were released (assumed to be through May 9, 2019).
The Company has prepared cash flow forecasts which indicate, based on its current cash resources available and access to capital under its Loan Agreement with Pacific Western Bank that it will not have sufficient resources to fund its business, including its ongoing clinical trials, for at least the next 12 months from the date of this filing.
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
Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2018 and 2017.

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s consolidated financial statements relate to estimating the fair value of the Company’s stock options and certain accruals, including those related to nonclinical and clinical activities. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash, and Cash Equivalents, and Restricted Cash
The Company considers all short-term investments purchased with a maturity of three months or less when acquired to be cash equivalents.
Restricted cash represents cash held in a segregated bank account related to a commercial letter of credit to facilitate payment to a foreign supplier.
Investments Available-for-Sale
Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums and accretion of discounts is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Securities with maturity dates of 12 months or less from the date of purchase are classified as short-term investments and securities with maturity dates of more than 12 months are classified as long-term investments.
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Periodically, the Company maintains deposits in government insured financial institutions in excess of government insured limits. The Company invests its cash balances in financial institutions that it believes have high credit quality, has not experienced any losses on such accounts and does not believe it is exposed to significant credit risk.
Patent Costs
The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications), and such costs are included in general and administrative expenses in the accompanying statements of operations.

Income Taxes
The Company follows the FASB's ASC 740, Income Taxes, in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Tax Act"), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As the Company collects and prepares necessary data, and continues to interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS) and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may affect deferred tax balances. However, due to the valuation allowance position, the Company expects there will be no net impact to the financial statements. The Company did not make any such adjustments during the quarter ended March 31, 2018. Any adjustments to account for the tax effects of the Tax Act would be made in a subsequent quarter.
Revenue Recognition
The Company recognizes revenues when customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under Accounting Standards Update ("ASU") No. 2014-09 ("ASU 2014-09"): (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.
Grant Funding
The Company has received research and development funding through a grant from CARB-X, a public-private partnership focused on antibacterials. The Company has evaluated the terms of the grant to assess its obligations and the classification of funding received. Amounts billable for funded research and development are recognized in the statement of operations as a reduction to research and development expense over the grant period as the related costs are incurred to meet the Company's obligations.
Research and Development Costs
Research and development expenses consist of wages, benefits and stock-based compensation charges for research and development employees, scientific consultant fees, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and nonclinical and clinical trial costs. The Company accrues nonclinical and clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies, and other events.
Costs incurred in purchasing technology assets and intellectual property are charged to research and development expense if the technology has not been conclusively proven to be feasible and has no alternative future use.
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. The Company’s only component of other comprehensive loss is unrealized losses on marketable securities. Comprehensive losses have been reflected in the condensed consolidated statements of operations and comprehensive loss for all periods presented.

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
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested restricted common stock subject to repurchase, warrants, and RSUs and options outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	March 31,
	2018	2017
Common stock options and RSUs issued and outstanding	4,352,640	3,130,426
Common stock warrants	17,331	17,331
Common stock subject to repurchase	5,341	21,197
Total	4,375,312	3,168,954
Fair Value of Financial Instruments
The Company follows ASC 820-10 issued by the FASB with respect to fair value reporting for financial assets and liabilities. The guidance defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, and long-term debt. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, prepaid expenses, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of short-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company believes that the fair value of long-term debt approximates its carrying value.
Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
During 2016, the FASB issued ASU 2016-02, “Leases,” which requires that operating lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.
Recently Adopted Accounting Standards
During 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Numerous ASUs were issued in 2016 and 2017 to require additional disclosures, to provide clarification on a number of specific issues pertaining to ASU 2014-09, and to defer the effective date for ASU 2014-09 to interim and annual periods beginning after December 31, 2017. The Company adopted ASC 606 effective January 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
3. SHORT-TERM INVESTMENTS
The following table summarizes the available-for-sale securities held at March 31, 2018 and December 31, 2017 (in thousands):

As of March 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt	$13,991	$—	$(18)	$13,973
Total	$13,991	$—	$(18)	$13,973

As of December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt	$14,509	$—	$(8)	$14,501
Total	$14,509	$—	$(8)	$14,501
All available-for-sale securities held at March 31, 2018 and December 31, 2017 had maturities of less than one year. Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive loss. The securities in unrealized loss positions have not been in a continuous unrealized loss position for 12 months or longer. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During the three months ended March 31, 2018 and 2017, respectively, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.
4. FAIR VALUE MEASUREMENTS
The Company follows ASC 820-10, Fair Value Measurements and Disclosures, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates available to the Company for loans with similar terms, which is considered a Level 2 input as described below, the Company believes that the fair value of long-term debt approximates its carrying value.
As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:
Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions, which reflect those that a market participant would use.
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
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
March 31, 2018
Assets:
Money market funds	$6,038	$6,038	$—	$—
U.S. Treasury reverse repurchase agreements	46,000	—	46,000	—
Corporate debt	13,973	—	13,973
Total assets at fair value	$66,011	$6,038	$59,973	$—
December 31, 2017
Assets:
Money market funds	$11,556	$11,556	$—	$—
U.S. Treasury reverse repurchase agreements	48,000	—	48,000	—
Corporate debt	15,101	—	15,101	—
Total assets at fair value	$74,657	$11,556	$63,101	$—
5. DEBT
Term Loans— On October 3, 2016, the Company entered into a loan and security agreement, (the "Loan Agreement"), with Pacific Western Bank, as the collateral agent and a lender (the "Lender"), pursuant to which the Lender agreed to lend to the Company up to $20.0 million in a series of term loans. Contemporaneously, the Company borrowed $10.0 million from the Lender (the "Term A Loan").
Under the terms of the Loan Agreement, because the Company achieved of positive Phase 2 clinical results from the STRIVE Phase 2 clinical trial of rezafungin by March 31, 2018 (the "Milestone"), the Company may, at its sole discretion through October 3, 2018, borrow from the Lender up to an additional $10.0 million (the "Term B Loan," and together with the Term A Loan, the "Term Loans"). Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, including any future milestone put into place to replace the Milestone, or the occurrence of a material adverse change, the collateral agent will have the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable.
The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of the Company’s current and future assets, other than its intellectual property, which is subject to a double negative pledge.
The Term Loans mature on October 3, 2020 (the "Maturity Date").  Payments under the Term Loans will be interest-only through October 2, 2018, which includes an extension of six months which was triggered when the Milestone was achieved. The interest-only period will be followed by 24 monthly payments of principal and interest. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 1.0%. At March 31, 2018, the Term Loans bear interest at 5.75%.

As of March 31, 2018, future principal payments due under the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2018	$833
December 31, 2019	5,000
December 31, 2020	4,167
Total future principal payments due under the Term A Loan	$10,000
6. STOCKHOLDERS’ EQUITY
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized and no shares of preferred stock issued or outstanding at March 31, 2018.
Common Stock
The Company had 200,000,000 shares of common stock authorized as of March 31, 2018. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
In November 2017, the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co. During the three months ended March 31, 2018, the Company sold 847,937 shares of common stock for net proceeds of approximately $6.4 million after deducting placement agent fees.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	March 31, 2018	December 31, 2017
Common stock warrants	17,331	17,331
Stock options and RSUs issued and outstanding	4,352,640	3,099,173
Authorized for future stock awards under the Company's option plans	789,288	1,006,307
Authorized for future issuance under the ESPP	586,148	380,875
Total	5,745,407	4,503,686
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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the three months ended March 31, 2018, no shares were issued pursuant to the ESPP.
Restricted Stock
The Company permits exercise of certain stock options prior to vesting.  Any such exercised shares are restricted and subject to repurchase by the Company until the conditions for vesting are met.  At March 31, 2018 and December 31, 2017, the liabilities for the cash received from the early exercise of stock options were $12,000 and $21,000, respectively, and were classified in accrued liabilities on the balance sheet. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms outlined in the stock option agreements, which are generally 4 years. At March 31, 2018, 5,341 unvested shares were subject to repurchase by the Company.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the three months ended March 31, 2018:

Number of RSUs and PRSUs
Outstanding at December 31, 2017	227,500
RSUs and PRSUs granted	30,000
RSUs and PRSUs vested	—
RSUs and PRSUs canceled	—
Outstanding at March 31, 2018	257,500
For the three months ended March 31, 2018, stock-based compensation expense related to RSUs and PRSUs was approximately $67,000. At March 31, 2018, estimated unrecognized compensation expense related to RSUs and PRSUs granted to employees was approximately $1.4 million.

Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,099,173	$7.74	8.10	$2,264
Options granted	1,009,250	4.29
Options exercised	(12,147)	2.29
Options canceled	(1,136)	11.14
Outstanding at March 31, 2018	4,095,140	$6.90	8.38	$837
Vested and expected to vest at March 31, 2018	4,095,140	$6.90	8.38	$837
Exercisable at March 31, 2018	1,937,526	$7.42	7.45	$746
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$640	$432
General and administrative	821	619
Total	$1,461	$1,051
The weighted-average grant date fair value of employee stock options granted by the Company during the three months ended March 31, 2018 was $3.02 per share. The total grant date fair value of employee stock options that vested during the three months ended March 31, 2018 was $1.2 million. As of March 31, 2018, total unrecognized share-based compensation expense related to unvested employee stock options of the Company was approximately $8.4 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
As of March 31, 2018, total unrecognized compensation expense related to the ESPP was approximately $0.4 million. This unrecognized compensation cost is expected to be recognized over approximately 0.9 years.
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
The subaward was intended to support development of the Company's CD201 product candidate. Under the Subaward Agreement, during an initial phase that began on April 1, 2017 and ends upon acceptance by the U.S. Food and Drug Administration of an initial new drug application, CARB-X would reimburse up to $3.9 million of qualifying development expenses. If all of the milestones in such initial phase are met, the CARB-X Joint Oversight Committee will evaluate the progress made in such initial phase and determine whether to exercise its option to fund a second stage. During the second stage, CARB-X would reimburse up to $3.0 million of qualifying development expenses through a Phase 1 clinical trial. Such second stage would be subject to a new subaward agreement.

Under the Subaward Agreement, the Company is reimbursed for direct costs incurred plus allowable indirect costs which consist of fringe benefits and allowable general and administrative expenses. For the three month period ended March 31, 2018, the Company recognized reductions to research and development expenses of approximately $3,000 for costs eligible for reimbursement under the Subaward Agreement. As of March 31, 2018, billed accounts receivable were $0.1 million and unbilled accounts receivable were $0.2 million related to reimbursable expenses under the Subaward Agreement.
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
9. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of March 31, 2018 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
Lease Obligations
In June 2014, the Company entered into an operating lease agreement for laboratory and office space in San Diego, California. Amendments for additional space were entered into in February 2015, March 2015, and August 2015.  The lease expires in December 2018 with options for two individual two-year extensions. The lease is subject to charges for common area maintenance and other costs, and base rent is subject to 3% annual increases every July. Rent expense is being recorded on a straight-line basis over the life of the lease.
Future minimum payments required under the lease as of March 31, 2018 are summarized as follows (in thousands):

2018	562
Total minimum lease payments	$562

Rent expense was $174,000 and $179,000 for the three months ended March 31, 2018 and 2017, respectively.
Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or within 30 days of notice.
10. SUBSEQUENT EVENTS
In May 2018, the Company announced that it and Rutgers University had been awarded a $5.5 million partnership grant from the U.S. National Institute of Allergy and Infectious Diseases ("NIAID") of the National Institutes of Health ("NIH"), an agency of the United States Department of Health and Human Services. The grant will fund the continued research and development of the Company's Cloudbreak antibody-drug conjugate ("ADC") platform.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, and our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2017, filed with the Securities and Exchange Commission, or the SEC, on February 27, 2018.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, clinical and nonclinical data, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made and we do not assume any obligation to update any forward-looking statements.
Overview
We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment of diseases that are inadequately addressed by current standard of care therapies. We are developing a balanced pipeline of product and development candidates, with an initial focus on serious fungal and bacterial infections. Our lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin. Rezafungin is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections.
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
STRIVE clinical trial
In March 2018, we reported topline results from Part A of our global, randomized Phase 2 clinical trial of rezafungin, called the STRIVE trial.
STRIVE is an international, multicenter, double-blind clinical trial evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin compared to once-daily dosing of caspofungin in patients with candidemia and/or invasive candidiasis. In Part A, patients were randomized to one of two rezafungin arms or to the caspofungin arm. In the two rezafungin arms of the trial, patients received either 400 mg of rezafungin administered intravenously once weekly for two to four weeks (Group 1) or 400 mg for the first week followed by 200 mg once weekly for up to four weeks in total (Group 2). In the comparator arm (Group 3), patients received daily caspofungin administered intravenously according to the approved prescribing information, with an optional step down to oral fluconazole. The STRIVE trial results we reported include efficacy data from 92 treated patients (the mycological intent-to-treat, or mITT, population) and safety and tolerability results from 104 patients, from 31 trial sites in North America and Europe. The trial was not statistically powered to demonstrate superiority or non-inferiority and therefore comparisons of efficacy are directional.
STRIVE Part A met its primary objectives related to tolerability and safety of rezafungin in the treatment of candidemia/invasive candidiasis. Topline efficacy data are summarized in Table 1. Overall success is defined as eradication of Candida from the blood or infected organ, plus clinical cure, which is defined as resolution of clinical signs of infection which were present at baseline. Additionally, clinical response is assessed by the principal investigator based on the clinical and microbiological resolution of disease.

Table 1: Overall Response and Principal Investigator (PI) Assessment of Clinical Response at Day 14 and All-Cause Mortality in the mITT Population
	Group 1: Rezafungin once weekly 400 mg N= 33	Group 2: Rezafungin once weekly 400mg Week 1/200mg N= 31	Group 3: Caspofungin once daily 70 mg Day 1/50 mg N= 28
n (%)
Overall Success (Day 14)	19 (57.6)	22 (71.0)	18 (64.3)
Failure	7 (21.2)	6 (19.4)	8 (28.6)
Indeterminate	7 (21.2)	3 (9.7)	2 (7.1)
Overall Success (Day 14) (excluding Indeterminatesa)	19/26 (73.1)	22/28 (78.6)	18/26 (69.2)
Failure	7/26 (26.9)	6/28 (21.4)	8/26 (30.8)
Clinical Cure (Day 14) by PI Assessment[b]	25 (75.8)	24 (77.4)	20 (71.4)
Failure	7 (21.2)	4 (12.9)	8 (28.6)
Indeterminate	1 (3.0)	3 (9.7)	0
Mortality (Day 30)[c]	5 (15.2)	1 (3.2)	3 (10.7)
Mortality (Overall)	5 (15.2)	3 (9.7)	5 (17.9)

[a]Indeterminate response indicates inability to assess outcome due to missing data point(s), most of which related to missed visits or difficulties in obtaining the multiple repeat blood draws for the culture required for full assessment.
[b]Outcome that most closely approximates the primary outcome in prior candidemia/invasive candidiasis clinical trials.
[c]Primary outcome measure for planned Phase 3 ReSTORE trial to assess rezafungin in treatment of candidemia and/or invasive candidiasis.

We further evaluated the 12 indeterminate outcomes in the Overall Success primary endpoint (Table 2), as well as the reasons for these indeterminate outcomes (Table 3). We assessed whether the principal investigator designated these outcomes as cure or failure, irrespective of any missing data points.
When the investigator-assessed outcomes are considered as surrogates for the programmatic indeterminate responses for the Overall Response outcome at Day 14, Overall Success rates are as follows:

Table 2: Overall Response Adjusted for Investigators' Assessment of Programmatic Indeterminate Outcomes
	Group 1: Rezafungin once weekly 400 mg N= 33	Group 2: Rezafungin once weekly 400mg Wk1/200mg N= 31	Group 3: Caspofungin once daily 70 mg D1/50 mg N= 28
n (%)
Overall Success (Day 14)	24 (72.7)	23 (74.2)	20 (71.4)
Failures	9 (27.3)	8 (25.8)	8 (28.6)

A summary of the 12 patients with indeterminate outcomes on the primary endpoint of Overall Success is as follows:

Table 3: Assessment of Programmatic Indeterminate Overall Response
Reason for Indeterminate Response:	Group 1: Rezafungin once weekly 400 mg N= 7		Group 2: Rezafungin once weekly 400mg Wk1/200mg N= 3		Group 3: Caspofungin once daily 70 mg D1/50 mg N= 2
	Investigator Assessment of Clinical Response
	Cure	Indeterminate (I) / Failure (F)	Cure	Indeterminate (I) / Failure (F)	Cure	Indeterminate (I) / Failure (F)
Systemic Signs assessment not completed	2	1 (F)			1
Inadequate number of cultures	2		1		1
Lost to Follow-up prior to Day 14				1 (I)
Withdrew consent				1 (I)
Missed systemic signs at baseline	1
Non-compliance with study		1 (I)
Rezafungin was generally well-tolerated at both dosing regimens. Treatment emergent adverse events were observed in most patients, with an incidence of 88.6 percent in Group 1, 94.4 percent in Group 2, and 81.8 percent in Group 3.
The rates of severe adverse events were 37.1 percent, 27.8 percent, and 39.4 percent, respectively. There were six adverse events leading to study drug discontinuation across all study groups: four in Group 1, one in Group 2 and one in Group 3. Two of the six adverse events were considered possibly related to study drug, one in Group 1 and one in Group 3.
There were two serious adverse events possibly related to study drug: one in Group 2 and one in Group 3, and both patients fully recovered. There were no deaths related to study drug, and there were no concerning trends in System Organ Class groups or specific adverse events.
Clinical development plans
Based on the STRIVE Part A trial results, we plan to initiate two Phase 3 clinical trials of rezafungin, subject to having sufficient financial resources:

•
Phase 3 ReSTORE Treatment Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. The design will be similar to the STRIVE study. The primary outcome measure for the U.S. is expected to be all-cause mortality at day 30. We expect this study to enroll approximately 150-180 mITT patients, depending on the primary outcome measure required by the E.U.

•
Phase 3 ReSPECT Prophylaxis (Prevention) Trial: Subject to approval of U.S. and E.U. regulatory authorities, a single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic bone marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin will be dosed once weekly and compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily, for 90 days, at which time fungal-free survival (the primary outcome measure) will be measured. The trial will include adults with underlying conditions including acute myeloid leukemia, acute lymphoblastic leukemia, chronic myelogenous leukemia, myelodysplastic syndrome(s), lymphoma and aplastic anemia.

With the expected size of the Phase 3 treatment study, we estimate that the total number of patients exposed to our selected dose and duration of rezafungin treatment will be less than the target safety database of 300 patients. For this reason, as well as to maintain enrollment momentum before the start of the Phase 3 study, we are continuing enrollment at STRIVE study sites. This continuation of the STRIVE study, which we call STRIVE Part B, will evaluate the dose selected from the initial portion of the STRIVE study in comparison to caspofungin in a 2:1 randomization regime.

QT clinical trial
In March 2018 we also announced the results of our definitive Phase 1 QT clinical trial of rezafungin conducted in accordance with FDA guidance. The QT clinical trial was a Phase 1, single-center, randomized, comparative study of the effect of single-ascending doses of rezafungin, IV placebo, and a single oral dose of moxifloxacin (positive control) in healthy adult subjects. The primary objective was to assess the effects of rezafungin on QT interval. Secondary objectives included assessments of other cardiac conduction parameters, including PR intervals, QRS intervals and heart rate.
The trial enrolled 60 healthy adult subjects into two cohorts of 30 subjects, each with three dose groups, rezafungin (600 mg IV in Cohort 1 and 1400 mg IV in Cohort 2), IV placebo and oral moxifloxacin. The rezafungin doses of 600 mg and 1400 mg were selected to achieve peak concentrations up to 2.5-fold higher than the expected peak concentration of the 400 mg dose given once-weekly for three weeks. The trial was conducted in accordance with FDA feedback and relevant guidance.
The results of the trial indicated that rezafungin in single doses up to 1400 mg IV had no significant effect on QT prolongation or on any of the other cardiac conduction parameters tested.
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
FINANCIAL OPERATIONS OVERVIEW
Revenues
To date, we have not generated any revenues. In the future, we may generate revenue from a combination of license fees and other upfront payments, other funded research and development agreements, milestone payments, product sales, government and other third-party funding and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of qualifying reimbursable expenses. In addition, future revenues could fluctuate based on the timing of our achievement of nonclinical, clinical, regulatory and commercialization milestones, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized. If we are unable to fund our development costs or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
Research and development expenses
To date, our research and development expenses have related primarily to nonclinical development of our rezafungin and CD201 product candidates and our Cloudbreak immunotherapy technology platform, as well as clinical development of rezafungin and CD101 topical. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses and nonclinical and clinical trial costs.  We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or activities within studies and other events.
Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the study or project and the invoices received from our external service providers. We adjust our accruals as actual costs become known.

We have received research and development funding through a grant from CARB-X. We have evaluated the terms of the grant to assess our obligations and the classification of funding received. Amounts received for funded research and development are recognized in the statement of operations as a reduction to research and development expense over the grant period as the related costs are incurred to meet our obligations.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we continue to conduct nonclinical and clinical studies, expand our research and development pipeline and progress our product candidates through clinical trials. However, it is difficult to determine with certainty the duration, costs and timing to complete our current or future nonclinical programs and clinical trials of our product candidates.
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the phase of development of the product candidates; and

•	the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Rezafungin	$8,486	$4,838
CD101 topical	—	840
Cloudbreak immunotherapy platform	452	938
Personnel costs	3,368	2,805
Other research and development expenses	893	822
Total research and development expenses	$13,199	$10,243
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
In 2017 and 2018, we granted Restricted Stock Units (RSUs) and Performance-based RSUs (PRSUs) to employees. We estimate the fair value of RSUs and PRSUs based on the closing price of the Company's common stock on the date of grant. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. For awards subject to performance-based vesting conditions, we assess the probability of achievement of the individual milestones under the stock-based awards and recognize stock-based compensation expense over the implicit service period commencing once we believe the performance criteria is probable of achievement.
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than our accounting for those items discussed above, there were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2018 and 2017
The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Research and development	$13,199	$10,243	$2,956
General and administrative	3,611	3,155	456
Other income, net	61	—	61
Research and development expenses
Research and development expenses were $13.2 million for the three months ended March 31, 2018, compared to $10.2 million for the three months ended March 31, 2017.  The majority of the increase in research and development expense is due to higher clinical expenses associated with the rezafungin STRIVE study. Increases in rezafungin expenses were partially offset by decreases in CD101 topical expenses due to the discontinuation of that program in February 2017.
General and administrative expenses
General and administrative expenses were $3.6 million for the three months ended March 31, 2018 and $3.2 million for the three months ended March 31, 2017. The increase in general and administrative expenses was primarily related to personnel and consulting costs.

Other Income
Other income during the three month period ended March 31, 2018 related to income generated from cash held in interest-bearing investments, which was partially offset by interest expense incurred in connection with our loan from Pacific Western Bank.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through May 8, 2018, we have received $217.3 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, our initial public offering, our entry into a debt facility in October 2016 with Pacific Western Bank, our October 2016 public offering of common stock, our October 2017 private placement of common stock, and sales of common stock under our controlled equity sales agreement.
As of March 31, 2018, we had $52.2 million in cash and cash equivalents, $0.8 million in restricted cash, and $14.0 million in short term investments. The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(14,722)	$(14,518)
Investing activities	451	11,284
Financing activities	6,468	65
Net decrease in cash, cash equivalents, and restricted cash	$(7,803)	$(3,169)
Operating activities
Net cash used in operating activities was $14.7 million for the three months ended March 31, 2018, compared to $14.5 million for the three months ended March 31, 2017. The increase in net cash used in operating activities was attributable primarily to our net loss of $16.7 million for the three months ended March 31, 2018 compared to a net loss of $13.4 million for the three months ended March 31, 2017. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our primary investing activities during the three months ended March 31, 2018 and 2017 consisted of purchases and maturities of short-term investments. For the three months ended March 31, 2018 and 2017, we received proceeds of $6.3 million and $11.4 million, respectively, from the maturity of short-term investments. We purchased approximately $5.8 million of short-term investments during the three months ended March 31, 2018.
Financing activities
Net cash provided by financing activities during the three months ended March 31, 2018 primarily consisted of net proceeds from the sale of common stock.
Operating Capital Requirements
To continue to fund operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, through government funding or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, make reductions in spending, extend payment terms with suppliers, liquidate or grant rights to assets where possible or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
Management performed an analysis of the Company's ability to continue as a going concern. We believe, based on our current operating plans, that our existing cash, cash equivalents and marketable securities, access to capital under our

Loan Agreement with Pacific Western Bank, and anticipated interest income will not be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months.
We have developed a plan to implement cost cutting measures to reduce our working capital requirements over the next 12 months if an adequate level of financing is not secured. The plan includes the delay of certain of our development activities, a delay in hiring and a reduction of other discretionary expenditures that are within our control. Any of the actions contemplated by the implementation of this plan, if required, could have an adverse impact on our ability to achieve certain of our planned objectives during 2018, and thus, materially harm the Company’s business.
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
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements.
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
The market risk inherent in our financial instruments and in our financial position is the potential loss arising from adverse changes in interest rates.  We generally hold our cash in checking and savings accounts and invest excess capital in money market funds, certificates of deposit, corporate debt and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize our exposure to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceeded 12 months.  If a 10% change in interest rates had occurred on March 31, 2018, this change would not have had a significant impact on the fair value of our investment portfolio as of that date.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of March 31, 2018, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

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
Risks Related to Our Financial Position and Need for Additional Capital
*We are an early stage biotechnology company that has incurred significant operating losses since our inception and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.
Since our inception, we have incurred significant operating losses. Our net loss was $16.7 million and $13.4 million for the three month periods ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $166.1 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, our initial public offering of our common stock, or our IPO, our October 2016 term loan facility with Pacific Western Bank, or Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock, and sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity sales agreement with Cantor Fitzgerald & Co. We have devoted substantially all of our financial resources and efforts to research and development. We have completed Part A of our STRIVE Phase 2 clinical trial of rezafungin and we are conducting Part B of the STRIVE study and Phase 1 and non-clinical studies of rezafungin and preclinical studies of our ADCs.  We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	submit INDs to the FDA and equivalent filings to other regulatory authorities and seek approval of our clinical protocols by institutional review boards, or IRBs, at clinical trial sites;

•	advance rezafungin through clinical development;

•
continue the preclinical development of our ADCs or any other product candidates from our Cloudbreak immunotherapy platform or otherwise, and advance one or more of such product candidates into clinical trials;

•	seek marketing approvals for our product candidates;

•	establish or contract for a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;

•	maintain, expand and enforce our intellectual property portfolio;

•	hire additional manufacturing, clinical, regulatory, quality assurance and scientific personnel;

•	add operational, financial and management systems and personnel, including personnel to support product development; and

•	acquire or in-license other product candidates and technologies.
To become and remain profitable, we must develop and eventually commercialize one or more products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenue that is significant or large enough to achieve profitability.  Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
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
Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through March 31, 2018, our operations have been financed primarily by gross proceeds of approximately $217.3 million from the issuance of convertible debt securities, the sale of shares of convertible preferred stock, the sale of shares of our common stock in our IPO, our October 2016 term loan facility with Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock, and sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity sales agreement with Cantor Fitzgerald & Co. As of March 31, 2018, we had $52.2 million in cash and cash equivalents, $0.8 million in restricted cash, and $14.0 million in short term investments.
We have prepared cash flow forecasts which indicate, based on current cash resources available, that we will not have sufficient resources to fund our business for at least the next 12 months from the issuance of these financial statements. We plan to continue to fund our operating expenses and capital expenditure requirements through debt and equity financing, through government funding or through collaborations or partnerships with other entities. Debt or equity financing, government funding or collaborations and partnerships with other entities may not be available on a timely basis, on acceptable terms, or at all.
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
If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, make reductions in spending, extend payment terms with suppliers, liquidate or grant rights to assets where possible or suspend or curtail planned programs.

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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as potentially entering into collaborations, strategic alliances and licensing arrangements or receiving government and/or charitable grants or contracts. Other than our term loan facility with Pacific Western, which is subject to the fulfillment of specified conditions, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets. There can be no assurances that we will be able to enter into contracts with or receive grants from the United States government or charitable organizations to support our programs. The process of obtaining grants and contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each grant or contract. United States government grants and contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. If we receive a United States government grant or contract, we would be required to comply with numerous laws and regulations relating to the formation, administration and performance of the grant or contract, which can make it more difficult for us to retain our rights under such grant or contract and result in increased costs. If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties or by receiving charitable grants, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances, licensing arrangements or government or charitable programs when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
*The terms of our term loan facility place restrictions on our operating and financial flexibility and failure to comply with covenants or to satisfy certain conditions of the agreement governing the debt facility may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.
In October 2016, we entered into a loan and security agreement with Pacific Western, or the Loan Agreement, under which we borrowed $10.0 million and may borrow up to an additional $10.0 million on or prior to October 3, 2018, subject to certain terms and conditions set forth therein, including our achievement of certain milestones.
The outstanding principal balance under the Loan Agreement is secured by a security interest in substantially all of our assets, other than intellectual property, which is subject to a double negative pledge. The Loan Agreement requires us to comply with a number of customary affirmative and restrictive covenants, including covenants that limit our ability to, among other things: transfer any part of our business or property; merge or consolidate with another entity or otherwise experience a change in control, incur additional indebtedness; encumber the collateral securing the loan, declare or pay any cash dividend or make distributions on our capital stock, repurchase or redeem any class of stock or other equity interest, acquire, own or make investments, and make certain capitalized expenditures over a specified threshold, in each case subject to exceptions. In addition, the Loan Agreement contains an operating covenant, which required us to achieve positive data from a Phase 2 clinical trial of rezafungin on or before March 31, 2018. This operating covenant was achieved in Part A of the STRIVE study, but the operating covenant will be reset in 2018. The Loan Agreement also includes standard events of default, including a provision that Pacific Western could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect on (i) our operations, business or financial condition and subsidiaries taken as a whole; (ii) our ability to perform or pay the secured obligations under the Loan Agreement and related agreements; or (iii) the collateral pledged to Pacific Western under the Loan Agreement. Upon such determination, Pacific Western could declare all obligations under the Loan Agreement immediately due and payable. Although, in and of itself, the occurrence of adverse results or delays in any clinical study or the denial, delay or limitation of approval of or taking of any other regulatory action by the FDA or another governmental entity will not constitute a material adverse effect under the Loan Agreement, Pacific Western may determine that such an event together with contemporaneous events or circumstances constitutes a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Loan Agreement. If we default under the facility, Pacific Western may accelerate all of our repayment obligations. At such time, we may not have enough available cash or be able to raise additional funds on satisfactory terms, if at all, through equity or debt financings to repay our indebtedness at the time any such repayment is required. If we are unable to access funds to meet those obligations or to renegotiate the Loan Agreement, Pacific Western could take control of and may sell our pledged assets. In such an event, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If our assets were liquidated, Pacific Western’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Pacific Western of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.
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
We have completed three Phase 1 clinical trials of rezafungin, as well as Part A of the STRIVE Phase 2 clinical trial of rezafungin in candidemia and invasive candidiasis.  We are also conducting preclinical studies of antibody-drug conjugates, or ADCs, from our Cloudbreak program for infections caused by multidrug-resistant Gram-negative pathogens. Because of the early stage of our development efforts, the timing and costs of the clinical development and regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The success of rezafungin and any other product candidates we may develop will depend on many factors, including the following:

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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial. For example, the fact that Part A of the STRIVE study met its primary objectives related to tolerability and safety of rezafungin in the treatment of candidemia and invasive candidiasis does not guarantee success in the ongoing Part B of the STRIVE study or in our planned Phase 3 trials in treatment and prophylaxis of invasive fungal infections.
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
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including that:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or in a given country;

•	regulators may require that trials or studies be conducted, or sized or otherwise designed in ways, that were unforeseen in order to begin planned studies or to obtain marketing authorization;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•
clinical trials of our product candidates may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical trials, modify planned clinical trial designs or abandon product development programs;

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

•
the supply of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be delayed or insufficient or the quality of such materials may be inadequate; and

•	we may be required to delay studies due to financial constraints.
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
Product development costs will also increase if we experience delays in testing or in receiving marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, could allow our competitors to bring products to market before we do, could increase competition from generics of the same class and could impair our ability to successfully commercialize our product candidates, any of which may harm our business and results of operations.
If we experience delays or difficulties in enrolling patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States or if we do not believe that the number of patients required by such regulatory agencies in any clinical trial can be enrolled in a reasonable timeframe. In addition, some of our competitors may have ongoing or new clinical trials for product candidates that would treat the same indications as our product candidates or be used in the same patients and, therefore, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

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
All of our programs are in preclinical development or are in early stages of clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, the pharmacokinetic properties, such as a longer half-life or less frequent dosing regimen, that differentiate rezafungin from other echinocandins could have side effects that we have not anticipated and the consequences of such side effects could be more severe than have been seen with other echinocandins that have shorter half-lives or more frequent dosing regimens or are dosed at lower concentrations than we expect for rezafungin. Further, the treatment advantages that we are predicting for rezafungin, such as lower healthcare costs resulting from an ability to administer rezafungin once-weekly or the predicted ability of rezafungin to be effective against resistant strains of fungal pathogens, may not be realized. For our ADCs, the bispecific mechanism of action, including the use of the immune system, may lead to side effects that are not anticipated based on the preclinical work we have conducted to date.
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
Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for a particular product candidate or opportunity, we may relinquish valuable rights to that product candidate or opportunity through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or opportunity.
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
There are risks involved both with establishing our own sales and marketing capabilities and with entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot reposition our sales and marketing personnel.
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
If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of these product revenues to us may be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties and any of them may fail to market and sell our products effectively, including by failing to devote the necessary resources and attention. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Regulatory incentives to develop drugs for treatment of infectious diseases have increased interest and activity in this area and will lead to increased competition for clinical investigators and clinical trial subjects, as well as for future prescriptions, if any of our product candidates are successfully developed and approved. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the indications on which we are focusing our product development efforts. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
Rezafungin will primarily compete with antifungal classes for the treatment and prevention of systemic fungal infections such as candidemia and invasive candidiasis, which include polyenes, azoles and echinocandins. Approved branded echinocandin antifungal therapies include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer Inc.) and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). There will be generics of one or more of the current echinocandins available at the time of rezafungin market approval, which will create added competition.  In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that rezafungin will compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078 (being developed by Scynexis, Inc.).

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
The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, new and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product-licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial marketing approval is granted. As a result, we might obtain marketing approval for a drug in a particular country but then be subject to price regulations that delay its commercial launch, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the drug in that country. Adverse pricing limitations may hinder our ability to commercialize and generate revenue from one or more product candidates, even if our product candidates obtain marketing approval.
Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health programs, private health insurers, integrated delivery networks and other third-party payers. Third-party payers decide which medications they will pay for and establish reimbursement levels. A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of payment for particular medications. Increasingly, third-party payers are requiring that drug companies provide predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement may not be sufficient for commercial success. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
There may be significant delays in obtaining coverage and adequate reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Coverage and reimbursement rates may vary according to the use of the drug and the medical circumstances under which it is used may be based on reimbursement levels already set for lower cost products or procedures or may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Commercial third-party payers often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded programs and private payers for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize our approved products and our overall financial condition.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit the commercialization of any product candidates we may develop.
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and we will face an even greater risk if we commercially sell any products that receive marketing approval. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
We are developing our ADCs for the treatment of multidrug-resistant bacterial infections, including those caused by pathogens harboring the mcr-1 gene. We currently do not have any development candidates from the Cloudbreak platform. Our Cloudbreak immunotherapy platform and other drug discovery efforts may not be successful in identifying additional molecules that could be developed as drug therapies. Our research programs may initially show promise in identifying such potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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
Risks Related to Our Dependence on Third Parties
We intend to continue to rely on third parties to conduct our clinical trials and to conduct some aspects of our research and preclinical testing and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.
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
*We may seek to selectively establish collaborations and, if we are unable to establish them on commercially reasonable terms or at all, we may have to alter our development and commercialization plans.
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
Those factors may include:

•	the design or results of preclinical studies or clinical trials;

•	the likelihood of approval by the FDA or similar regulatory authorities outside the United States;

•	the potential market for the subject product candidate in the territories that are the subject of the collaboration;

•	the costs and complexities of manufacturing and delivering such product candidate to patients;

•	the potential of competing products;

•	the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and

•	industry and market conditions generally.
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

If our ability to generate revenue under any of our collaboration agreements is adversely impacted by any of these risks, our share of the revenues generated by the product, if approved, under the terms of the collaboration could be insufficient to allow us to achieve or maintain profitability or the product may be less valuable to us than if we had not entered into the collaboration.
Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters
If we are unable to take full advantage of regulatory programs designed to expedite drug development or provide other incentives, our development programs may be adversely impacted.
There are a number of incentive programs administered by the FDA and other regulatory bodies to facilitate development of drugs in areas of unmet medical need. Rezafungin received the designations as a Qualified Infectious Disease Product, or QIDP, a fast track product and an orphan drug in the U.S. for the treatment of candidemia and invasive candidiasis.  We have also either applied for or are planning to seek QIDP, fast track and orphan drug designations for rezafungin for prophylaxis, as well as an orphan drug designation for rezafungin for treatment and prophylaxis in Europe. Our product candidates may not qualify for or maintain designations under these or other incentive programs under any of the FDA’s existing or future programs to expedite drug development in areas of unmet medical need. Our inability to fully take advantage of these incentive programs may require us to run larger trials, incur delays, lose opportunities that may not otherwise be available to us, lose marketing exclusivity for which we would otherwise be eligible and incur greater expense in the development of our product candidates.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our product candidates and our ability to generate revenue will be impaired.
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
We must obtain marketing approval in each jurisdiction in which we market our products. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not submitted a marketing application or received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process, testing and release and inspection of manufacturing facilities and personnel by the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
The process of obtaining marketing approvals, both in the United States and elsewhere, is expensive, may take many years and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot assure you that we will ever obtain any marketing approvals in any jurisdiction. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical or other studies, changes in the manufacturing process or facilities or clinical trials. Moreover, approval by the FDA or an equivalent foreign authority does not ensure approval by regulatory authorities in any other countries or jurisdictions but a failure to obtain marketing approval in one jurisdiction may adversely impact the likelihood of approval in other jurisdictions. In addition, varying interpretations of the data obtained from preclinical testing, manufacturing and product testing and clinical trials could delay, limit or prevent marketing approval of a product candidate. Additionally, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
Any product candidate for which we obtain marketing approval could be subject to marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.
Any product candidate for which we obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of promotional materials and safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements for product facilities, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to physicians and related recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not comply with these restrictions, we may be subject to enforcement actions.
In addition, later discovery of previously unknown problems with our products, manufacturers or manufacturing processes and facilities or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on such products, manufacturers or manufacturing processes or facilities;

•	restrictions on the labeling, marketing, distribution or use of a product;

•	requirements to conduct post-approval clinical trials, other studies or other post-approval commitments;

•	warning or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenue;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our products;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties.
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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs.  Interpretations of standards of compliance under these laws and regulations are rapidly changing and subject to varying interpretations and it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other laws that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, any of which could diminish our future profits or earnings. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations.  Compliance with these legal standards could impair our ability to compete in domestic and international markets.  We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities.  Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector.  We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals.  We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations.  We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities.  Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
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
For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. Since its enactment there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the Affordable Care Act and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. Congress also could consider additional legislation to repeal or repeal and replace other elements of the Affordable Care Act. Although the full effect of the Affordable Care Act remains uncertain, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. In addition, there have been several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. Further, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
We expect that additional healthcare reform measures will be adopted within and outside the United States in the future, any of which could add difficulty to the regulatory approval processes for our product candidates or limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. The continuing efforts of third-party payors to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability and the level of taxes that we are required to pay.
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
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain and our commercial success will depend on our ability to obtain patents and maintain adequate protection for rezafungin, our ADCs and other compounds and product candidates in the United States and other countries. We currently hold issued U.S. utility and foreign patents and multiple pending U.S. utility patent applications, pending U.S. provisional patent applications and pending international, foreign national and regional counterpart patent applications covering various aspects of rezafungin, our ADCs and our Cloudbreak immunotherapy platform and other technology. The patent applications may fail to result in issued patents in the United States or in foreign countries or jurisdictions. Even if the applications do successfully issue, third parties may challenge the patents.
Further, the existing and/or future patents, if any, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent and patent applications we own with respect to rezafungin or our ADCs or the patents we pursue related to any of our other product candidates or compounds is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize the product candidates or compounds. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced, although a patent term extension or supplementary protection certificate having varied scope may be available in certain jurisdictions to compensate for some of the lost patent term. In addition, we do not know whether:

•	we were the first to make the inventions covered by each of our pending patent applications or our issued patents;

•	we were the first to file patent applications for these inventions;

•	others will independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our pending patent applications will result in issued patents;

•	any of our patents, once issued, will be valid or enforceable or will issue with claims sufficient to protect our products or will be challenged by third parties;

•	any patents issued to us will provide us with any competitive advantages;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will have an adverse effect on our business.
In addition, patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, developed new regulations and procedures to govern administration of the Leahy-Smith Act and many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the first to file provisions, only became effective in March 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and prospects.
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
There also may be challenges or other disputes concerning the inventorship, ownership or right to use our intellectual property. For example, our consultants and advisors may have obligations to assign certain inventions and/or know-how that they develop to third-party entities in certain instances, and these third parties may challenge our ownership or other rights to our intellectual property, which would adversely affect our business.
An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. We may encounter significant problems in protecting, enforcing and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of the intellectual property related to our technologies to third parties or are otherwise unable to protect, enforce or defend our intellectual property, we will not be able to establish or, if established, maintain a competitive advantage in our markets, which could materially adversely affect our business, operating results and financial condition.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies and our patent protection could be reduced or eliminated for non-compliance with these requirements.
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
We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Such noncompliance events are outside of our direct control for (1) non-U.S. patents and patent applications owned by us and, (2) if applicable in the future, patents and patent applications licensed to us by another entity. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.
Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents with claims to materials, methods of manufacture or methods of treatment related to the use or manufacture of rezafungin, our ADCs and/or our other product candidates or compounds. If any third-party patents were held by a court of competent jurisdiction to cover the rezafungin or ADC manufacturing process, any molecules formed during these processes or the final products or any use thereof, the holders of any such patents may be able to block our ability to commercialize the product unless we obtained a license under the applicable patent or patents or until such patents expire. These same issues and risks arise in connection with any other product candidates we develop as well. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, or at all. Any inability to obtain such a license under the applicable patents on commercially reasonable terms, or at all, would have a material adverse effect on our ability to commercialize the affected product until such patents expire.
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
Competitors may infringe our current or future patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our asserted patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing. Pursuit of these claims would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business.
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
If we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or our technologies, the defendant could counterclaim that the patent covering our product candidate or our technology, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates or our technologies. The outcome following legal assertions of invalidity and/or unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art or that prior art that was cited during prosecution, but not relied on by the patent examiner, will not be revisited. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection directed to our product candidates or technologies. Such a loss of patent rights could have a material adverse impact on our business.
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve both technological and legal complexity, and are therefore costly, time-consuming and inherently uncertain. In addition, the United States has implemented wide-ranging patent reform legislation, including patent office administrative proceedings that offer broad opportunities to third parties to challenge issued patents. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, the USPTO and foreign governmental bodies and tribunals, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held in 2013 that certain claims to DNA molecules are not patentable and lower courts have since been applying this case in the context of other types of biological subject matter. We cannot predict how future decisions by the courts, the U.S. Congress, the USPTO or foreign governmental bodies or tribunals may impact the value of our patent rights.
We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.
We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and legal processes of some foreign countries do not protect intellectual property to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patents to develop their own products and further, may export otherwise infringing products to territories where we have patents but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Certain of our activities relating to our CD201 program were subject to reimbursement under our Cost Reimbursement Research Subaward Agreement, or the CARB-X Subaward Agreement, with the Trustees of Boston University. CARB-X is funded by the U.S. Biomedical Advanced Research and Development Authority, or BARDA, and the Wellcome Trust, or Wellcome, a global charitable foundation. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including the right to a nonexclusive license authorizing the government to use the invention. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government, U.S. government funding must be disclosed in any resulting patent applications and our rights in such inventions may be subject to certain requirements to manufacture products in the U.S.
In addition, subject to such march-in rights, if we have not exploited or further developed intellectual property rights relating to the product candidates subject to reimbursement under the CARB-X program by the date that is five years after the end of the activities funded by CARB-X under the CARB-X Subaward Agreement in any country, Wellcome will have the option to take responsibility for the exclusive commercialization and exploitation of such intellectual property rights in such country. In such event, such intellectual property rights relating to such country will be assigned to Wellcome and Wellcome will share revenues and equity holdings relating to such exploitation with us on a 50%/50% basis, net of Wellcome’s related costs. In the event we license such intellectual property rights to a third party prior to the exercise of such option rights by Wellcome, such option rights shall terminate, provided that the third party license agreement contains a requirement for the licensee to use diligent efforts to exploit such intellectual property rights, with a reversion right to us in the event of a violation of such diligence requirement and provided that Wellcome has approved such third party license agreement in writing.
We have decided to discontinue development of CD201. If the U.S. government or Wellcome takes any of these actions with respect to our intellectual property rights, such actions may adversely impact our product candidates or our ability to develop future candidates, we may be unable to obtain a significant commercial advantage from our intellectual property and our potential revenue opportunities could be limited substantially.

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
In addition, government contracts contain additional requirements that may increase our costs of doing business, reduce our profits and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

•	specialized accounting systems unique to government contracts;

•	mandatory financial audits and potential liability for price adjustments or recoupment of government funds after such funds have been spent;

•	public disclosures of certain contract information, which may enable competitors to gain insights into our research program; and

•	mandatory socioeconomic compliance requirements, including labor standards, anti-human-trafficking, non-discrimination and affirmative action programs and environmental compliance requirements.
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
Our business is subject to audit by the U.S. government under our CARB-X Subaward Agreement and a negative audit could adversely affect our business.
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
Recruiting and retaining qualified scientific, clinical, manufacturing, regulatory, quality assurance and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisers, including scientific, regulatory, quality assurance and clinical advisers, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisers may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We expect to expand our operations and may encounter difficulties in managing our growth, which could disrupt our business.
We expect to expand the scope of our operations, particularly in the areas of drug development, manufacturing, clinical, regulatory affairs, quality assurance and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.
In the future, we may enter into transactions to acquire other businesses, products or technologies and our ability to do so successfully is unproven. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms, or at all. Any acquisitions we make may fail to strengthen our competitive position and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.
Risks Related to Ownership of our Common Stock
*The price of our stock may be volatile and you could lose all or part of your investment.
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•
the commencement, timing, enrollment or results of the current and planned clinical trials of our product candidates or any future clinical trials we may conduct or changes in the development status of our product candidates;

•
any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter, "complete response" letter, or a request for additional information;

•	adverse results, suspensions, terminations or delays in pre-clinical or clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial or development program;

•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•	changes in laws or regulations applicable to our products, including but not limited to requirements for approvals;

•	adverse developments concerning our contract manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices or acceptable quality;

•	our inability to establish collaborations if needed;

•	our failure to commercialize our product candidates successfully, or at all;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	the introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, government grants or contracts or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our fungal infection, bacterial infection or other target markets;

•	our ability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated variations in quarterly operating results;

•	our cash position and our ability to raise additional capital and the manner and terms on which we raise it or the expectation of future fundraising activities by us;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•
publication of research reports or other media coverage about us or our industry or our therapeutic approaches in particular or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future or the expectation of such sales;

•	the trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patent rights, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.
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
Our executive officers, directors and 5% stockholders and their affiliates currently beneficially own a significant percentage of our outstanding voting stock. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
We are an emerging growth company and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through 2020, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (a) December 31, 2020, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1 billion, (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th and (d) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
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
We incur significant costs as a result of operating as a public company and our management will be required to devote substantial time to compliance initiatives.
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
We expect the rules and regulations applicable to public companies to continue to result in substantial legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. These costs could decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
*Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 21,389,736 shares of common stock outstanding as of March 31, 2018. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate and may make it more difficult for you to sell shares of our common stock. In addition, shares of common stock that are either issuable upon the exercise of outstanding options or warrants or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule

701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales and new investors could gain rights, preferences and privileges senior to our existing stockholders.
Pursuant to our 2015 Equity Incentive Plan, or the 2015 EIP, our management is authorized to grant stock options to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under the 2015 EIP will automatically increase on January 1 of each year through and including January 1, 2025, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Additionally, the number of shares of our common stock reserved for issuance under our 2015 Employee Stock Purchase Plan, or the ESPP, will automatically increase on January 1 of each year through and including January 1, 2025, by the lesser of 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or 490,336 shares. Unless our board of directors elects not to increase the number of shares available for future grant each year under the 2015 EIP and the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer or by a majority of the total number of authorized directors;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;

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
*Because we will have an even number of members of our board of directors after our 2018 annual meeting of stockholders, deadlocks may occur in our board of directors’ decision-making process, which may delay or prevent critical decisions from being made.
One of our current directors, Robert Perez, has notified us that he does not plan to stand for reelection at our 2018 annual meeting of stockholders. Our board of directors has determined that from and after the annual meeting, the size of the board of directors will be set at six. Since we will then have an even number of directors, deadlocks may occur when such directors disagree on a particular decision or course of action. Our amended and restated certificate of incorporation and amended and restated bylaws do not contain any mechanisms for resolving potential deadlocks. While our directors are under a duty to act in the best interest of our company, any deadlocks may impede the further development of our business in that such deadlocks may delay or prevent critical decisions regarding our development.
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
Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or the further development of our product candidates could be delayed.
Our operations are vulnerable to interruption by natural disasters, power loss, terrorist activity and other events beyond our control, the occurrence of which could materially harm our business.
Businesses located in California have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power and any future blackouts could disrupt our operations. We are vulnerable to a major earthquake, wildfire, inclement weather and other natural and man-made disasters and we have not undertaken a systematic analysis of the potential consequences to our business as a result of any such natural disaster and do not have an applicable recovery plan in place. We carry only limited business interruption insurance that would compensate us for actual losses from interruption of our business that may occur and any losses or damages incurred by us in excess of insured amounts could cause our business to materially suffer.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
On April 14, 2015, our Registration Statements on Form S-1 (file Nos. 333-202740 and 333-203414) were declared effective by the SEC for our initial public offering of common stock, which was completed on April 20, 2015.
There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC. Through March 31, 2018, we used $66.1 million of the net proceeds from the offering to fund ongoing research and development activities and general operating expenses. We intend to use the remaining proceeds to fund our ongoing and future clinical development of rezafungin; the preclinical development, IND-enabling studies and early clinical trials of CD201, our antibody-drug conjugates and/or any other Cloudbreak development candidates; research and discovery efforts related to the expansion of our Cloudbreak immunotherapy platform; and working capital, including general operating expenses. Pending such uses, we plan to continue investing the unused proceeds from this offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.
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

Cidara Therapeutics, Inc.

Date: May 10, 2018	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Matthew Onaitis
Matthew Onaitis
Chief Financial Officer and General Counsel
(Principal Financial Officer)