Form 10-Q/A
period 2018-03-31
Cidara Therapeutics, Inc.
filed 2018-08-09
CIK 1610618

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

Explanatory Note

Cidara Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (the “Report”) as an exhibits-only filing solely to correct the certifications by its principal executive officer and principal financial officer filed as Exhibits 31.1 and 31.2, respectively, to the Report. New certifications by the Company’s principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2 to this Amendment.

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

Cidara Therapeutics, Inc.

Date: August 8, 2018	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Matthew Onaitis
Matthew Onaitis
Chief Financial Officer and General Counsel
(Principal Financial Officer)