Form 10-Q
period 2018-06-30
Cidara Therapeutics, Inc.
filed 2018-08-09
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒
As of July 31, 2018, the registrant had 27,679,491 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,954	$60,813
Short-term investments	14,246	14,501
Accounts receivable	41	321
Prepaid expenses and other current assets	2,753	2,035
Total current assets	105,994	77,670
Property and equipment, net	824	1,044
Other assets	190	321
Total assets	$107,008	$79,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,611	$2,590
Accrued liabilities	4,790	4,257
Accrued compensation and benefits	2,143	2,571
Contingent forward purchase obligations	5,374	—
Current portion of term loan	—	2,667
Total current liabilities	14,918	12,085
Term loan, less debt issuance costs	9,910	7,206
Other long-term liabilities	42	—
Total liabilities	24,870	19,291
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2018 and December 31, 2017:
Series X Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2018 and no shares authorized at December 31, 2017; 445,231 shares issued and outstanding at June 30, 2018; no shares issued and outstanding at December 31, 2017	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2018 and December 31, 2017; 27,679,547 and 27,678,170 shares issued and outstanding, respectively, at June 30, 2018; 20,534,993 and 20,525,688 shares issued and outstanding, respectively, at December 31, 2017	3	2
Additional paid-in capital	274,912	209,140
Accumulated other comprehensive loss	(3)	(8)
Accumulated deficit	(192,774)	(149,390)
Total stockholders' equity	82,138	59,744
Total liabilities and stockholders' equity	$107,008	$79,035

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Operating expenses:
Research and development	$11,619	$13,191	$24,818	$23,434
General and administrative	3,533	3,424	7,144	6,579
Total operating expenses	15,152	16,615	31,962	30,013
Loss from operations	(15,152)	(16,615)	(31,962)	(30,013)
Other expense:
Change in fair value of contingent forward purchase obligations	(1,112)	—	(1,112)	—
Interest income (expense), net	164	(30)	225	(30)
Other expense	(206)	—	(206)	—
Total other expense	(1,154)	(30)	(1,093)	(30)
Net loss	(16,306)	(16,645)	(33,055)	(30,043)
Recognition of beneficial conversion feature	(10,329)	—	(10,329)	—
Net loss attributable to common shareholders	$(26,635)	$(16,645)	$(43,384)	$(30,043)
Basic and diluted net loss per common share	$(1.13)	$(0.99)	$(1.93)	$(1.79)
Shares used to compute basic and diluted net loss per common share	23,592,763	16,831,960	22,500,061	16,813,759

Net loss	$(16,306)	$(16,645)	$(33,055)	$(30,043)
Unrealized gain on short-term investments	15	4	5	1
Comprehensive loss	$(16,291)	$(16,641)	$(33,050)	$(30,042)

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Operating activities:
Net loss	$(33,055)	$(30,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275	384
Stock-based compensation	3,061	2,652
Amortization of debt issuance costs and debt discount	38	38
Amortization of discount or premium on short-term investments	53	(47)
Deferred rent	(9)	(10)
Change in fair value of contingent forward purchase obligations	1,112	—
Contingent forward purchase obligation offering costs	206	—
Changes in assets and liabilities:
Accounts receivable	281	(215)
Prepaid expenses and other current assets	(721)	(797)
Accounts payable and accrued liabilities	(1,573)	2,136
Accrued compensation	(54)	(648)
Other assets	131	—
Net cash used in operating activities	(30,255)	(26,550)

Investing activities:
Purchases of short-term investments	(14,548)	—
Maturities of short-term investments	14,756	19,300
Purchases of property and equipment	(55)	(175)
Net cash provided by investing activities	153	19,125

Financing activities:
Proceeds from May 2018 Registered Direct Offering, net of offering costs	51,764	—
Proceeds from issuance of common stock under equity sales agreement, net of issuance costs	6,440	—
Proceeds from exercise of stock options	39	149
Repurchase of unvested restricted stock	—	(79)
Net cash provided by financing activities	58,243	70
Net decrease in cash and cash equivalents	28,141	(7,355)
Cash and cash equivalents at beginning of period	60,813	85,367
Cash and cash equivalents at end of period	$88,954	$78,012

Supplemental disclosure of cash flows:
Interest paid	$282	$245
Non-cash financing activities:
Offering costs incurred but not yet paid	$2,192	$—
Purchase of shares pursuant to Employee Stock Purchase Plan	$374	$301
Vesting of early exercised stock options	$18	$25

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
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operating activities since its inception. At June 30, 2018, the Company had an accumulated deficit of $192.8 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has prepared cash flow forecasts which indicate, based on its current cash resources available, that it will have sufficient resources to fund its business, including its ongoing clinical trials, for at least the next 12 months from the date of this filing. The Company will need to raise additional capital to fund its losses from operations. It anticipates raising capital through debt and equity financing, through government funding or through collaborations or partnerships with other entities. Debt or equity financing, government funding or collaborations and partnerships with other entities may not be available on a timely basis on terms acceptable to the Company, or at all.
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
Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2018 and 2017.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s consolidated financial statements relate to estimating the fair value of the Company’s stock options, the fair value of the Company's contingent forward purchase obligations, and certain accruals, including those related to nonclinical and clinical activities. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
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
Cash and Cash Equivalents
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
Patent Costs
The Company expenses all costs as incurred in connection with patent applications (including direct application fees and the legal and consulting expenses related to making such applications), and such costs are included in general and administrative expenses in the accompanying statements of operations.
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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Tax Act"), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As the Company collects and prepares necessary data, and continues to interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS) and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may affect deferred tax balances. However, due to the valuation allowance position, the Company expects there will be no net impact to the financial statements. The Company did not make any such adjustments during the quarter ended June 30, 2018. Any adjustments to account for the tax effects of the Tax Act would be made in a subsequent quarter.
Revenue Recognition
The Company recognizes revenues when customers obtain control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. The Company recognizes revenues following the five step model prescribed under Accounting Standards Update ("ASU") No. 2014-09 ("ASU 2014-09"): (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.
Grant Funding
The Company has received research and development funding through a grant from CARB-X, a public-private partnership focused on antibacterials. The Company has also been awarded a partnership grant with Rutgers University from the U.S. National Institute of Allergy and Infectious Diseases ("NIAID") of the National Institutes of Health ("NIH"), an agency of the United States Department of Health and Human Services. The Company has evaluated the terms of the grants to assess its obligations and the classification of funding received. Amounts billable for funded research and development are recognized in the statement of operations as a reduction to research and development expense over the grant period as the related costs are incurred to meet the Company's obligations.
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

Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss allocable to common shares by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss allocable to common shares by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of warrants, unvested restricted common stock subject to repurchase, and RSUs and options outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	June 30,
	2018	2017
Common stock warrants	12,517,328	17,331
Series X Convertible Preferred stock	4,452,310	—
Common stock options and RSUs issued and outstanding	4,296,476	3,175,354
Common stock subject to repurchase	1,377	17,233
Total	21,267,491	3,209,918
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
The Company’s financial instruments consist of cash and cash equivalents, marketable securities, contingent forward purchase obligations, and long-term debt. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, prepaid expenses, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of short-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The fair value of contingent forward purchase obligations is based on a probability-weighted valuation approach (See Note 4). The Company believes that the fair value of long-term debt approximates its carrying value.
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
During 2018, the FASB issued ASU 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting," which expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees.  Under the ASU, the guidance on such payments to nonemployees is aligned with the accounting for share-based payments granted to employees, including the measurement of equity-classified awards, which is fixed at the grant date under the new guidance. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3. SHORT-TERM INVESTMENTS
The following table summarizes the available-for-sale securities held at June 30, 2018 and December 31, 2017 (in thousands):

As of June 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt	$12,261	$—	$(3)	$12,258
U.S. Treasury Bill	1,988	—	—	1,988
Total	$14,249	$—	$(3)	$14,246

As of December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt	$14,509	$—	$(8)	$14,501
Total	$14,509	$—	$(8)	$14,501
All available-for-sale securities held at June 30, 2018 and December 31, 2017 had maturities of less than one year. Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive loss. The securities in unrealized loss positions have not been in a continuous unrealized loss position for 12 months or longer. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During the six months ended June 30, 2018 and 2017, respectively, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.
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
The Company classifies investments in money market funds and treasury bills within Level 1 as the prices are available from quoted prices in active markets. Investments in commercial paper, corporate debt and reverse repurchase agreements are classified within Level 2 as these instruments are valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.
As discussed in Note 6, on May 21, 2018, the Company entered into a securities purchase agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing, which are triggered by the Company's announcement of topline data of Part B of its STRIVE Phase 2 clinical trial of rezafungin, contain features for subsequent closings that are not solely within the control of the Company and that embody an obligation that the Company must settle by issuing a variable number of shares when the obligation is based predominantly on having a fixed value at inception. In accordance with ASC 480, "Distinguishing Liabilities from Equity," the Company determined that these closings are classified as liabilities and represent contingent forward purchase obligations. These liabilities are required to be recorded at their estimated fair value initially and on a recurring basis. The contingent forward purchase obligations are classified within Level 3 of the fair value hierarchy as the Company is using a probability-weighted valuation approach, utilizing significant unobservable inputs including the probability and estimated timing of achieving positive or negative results associated with Part B of the STRIVE Phase 2 clinical trial and estimated discount rates related to the risk of achievement of the expected equity issuances. The liability was initially recorded at $4.3 million on May 21, 2018, and a fair value adjustment of $1.1 million was recorded during the period ended June 30, 2018.
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
June 30, 2018
Assets:
Money market funds	$17,867	$17,867	$—	$—
U.S. Treasury bill	1,988	1,988	—	—
U.S. Treasury reverse repurchase agreements	69,000	—	69,000	—
Corporate debt	13,959	—	13,959	—
Total assets at fair value	$102,814	$19,855	$82,959	$—

Liabilities:
Contingent forward purchase obligations	$5,374	$—	$—	$5,374
Total liabilities at fair value	$5,374	$—	$—	$5,374

December 31, 2017
Assets:
Money market funds	$11,556	$11,556	$—	$—
U.S. Treasury reverse repurchase agreements	48,000	—	48,000	—
Corporate debt	15,101	—	15,101	—
Total assets at fair value	$74,657	$11,556	$63,101	$—
5. DEBT
Term Loans— On October 3, 2016, the Company entered into a loan and security agreement, (the "Loan Agreement"), with Pacific Western Bank, as the collateral agent and a lender (the "Lender"), pursuant to which the Lender agreed to lend to the Company up to $20.0 million in a series of term loans. Contemporaneously, the Company borrowed $10.0 million from the Lender (the "Term A Loan").
Under the terms of the Loan Agreement, because the Company achieved positive clinical results from the STRIVE Phase 2 clinical trial of rezafungin by March 31, 2018, the Company may, at its sole discretion through October 3, 2018, borrow from the Lender up to an additional $10.0 million (the "Term B Loan," and together with the Term A Loan, the "Term Loans"). On June 13, 2018, the Company and the Lender entered into a First Amendment to the Loan Agreement, which reset the operating covenant to require the Company to achieve positive data from Part B of the STRIVE Phase 2 clinical trial of rezafungin on or prior to July 31, 2019 (the "Milestone"). Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, including the Milestone, or the occurrence of a material adverse change, the collateral agent will have the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable.
The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of the Company’s current and future assets, other than its intellectual property, which is subject to a double negative pledge.
On July 27, 2018, the Company and the Lender entered into a second amendment to the Loan Agreement, which amended, among other things, the interest-only period, the date of maturity (the "Maturity Date") and the interest rate.  The Maturity Date is January 3, 2022. Payments under the Term Loans will be interest-only through July 31, 2019, which will be extended to October 31, 2019 if the Milestone is achieved. The interest-only period will be followed by equal monthly payments of principal and interest. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 0.75%. At June 30, 2018, the Term Loans bear interest at 6.00%.
As of June 30, 2018, future principal payments due under the Term A Loan after giving effect to the second amendment are as follows (in thousands):

Year ended:
December 31, 2018	$—
December 31, 2019	1,667
December 31, 2020	4,000
December 31, 2021	4,000
December 31, 2022	333
Total future principal payments due under the Term A Loan	$10,000
6. STOCKHOLDERS’ EQUITY
May 2018 Registered Direct Offering
On May 21, 2018, the Company entered into a securities purchase agreement with certain investors providing for the purchase and sale, in a registered direct offering, of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. On May 23, 2018, the Company completed the first closing, which was comprised of 6,185,987 shares of common stock at an offering price of $4.70 per share, 445,231 shares of Series X Convertible Preferred Stock at an offering price of $47.00 per share, and an option fee relating to the third closing paid by the investors for a total of $0.5 million. In a private placement concurrent with the first closing (the “First Private Placement”), the Company also sold warrants, at $0.125 per warrant share, to purchase an aggregate of 12,499,997 shares of common stock. Net proceeds for the first closing and the First Private Placement were $49.6 million.
The Company performed an analysis to allocate the proceeds from the May 2018 registered direct offering to the offering's various components on a relative fair value basis, including the contingent forward purchase obligations (discussed further in Note 4) as well as the common stock, Series X Convertible Preferred Stock, warrants, and option fee. With respect to the Series X Convertible Preferred Stock, because the adjusted conversion price on the commitment date (following the allocation of proceeds on a fair value basis) was below the fair value of the common stock at the date of issuance, a beneficial conversion feature with a calculated fair value of $10.3 million existed at the issuance date. The beneficial conversion feature is amortized as a deemed dividend to the preferred holders. As the Series X Convertible Preferred Stock is fully convertible at issuance, the full amortization of the $10.3 million was recorded at issuance as a one-time deemed dividend on May 23, 2018. This one-time, non-cash deemed dividend impacted accumulated deficit and additional paid in capital at June 30, 2018 and net loss attributable to common stockholders and net loss attributable to common stockholders per share for the three and six months ended June 30, 2018.
In the second closing of the offering, the Company may sell up to an additional $50.0 million in shares of common stock to investors who purchased at least $1.0 million of shares of common stock in the first closing of the offering at a purchase price per share that is equal to 75% of the volume weighted average price of the common stock for the five trading days following the Company’s public release of topline data from Part B of its STRIVE global, randomized Phase 2 clinical trial of rezafungin, provided that the Company will not be obligated to complete the second closing of the offering if the purchase price is less than $4.70 per share.
In the optional third closing, which would be held five trading days following the second closing, purchasers who fully participate in the second closing may, at their option, purchase up to an additional $20.0 million of common stock at a purchase price per share equal to the purchase price of the shares purchased at the second closing.
At the Company’s option, and prior to the completion of the second or third closing, as applicable, the Company may reduce the aggregate offering size of the such closing by the dollar amount received by the Company from any (i) strategic partnership or other non-dilutive source of funding or (ii) sale of equity securities at a price greater than $6.81 per share.
The Company will also offer to each purchaser in the second or third closing the opportunity, in lieu of purchasing common stock, to purchase Series X Convertible Preferred Stock. For each share of Series X Convertible Preferred Stock purchased in the offering in lieu of common stock, the Company will reduce the number of shares of common stock being sold by 10 shares. Each share of Series X Convertible Preferred Stock is convertible into 10 shares of common stock.

As the issuance of the additional closings are outside the control of the Company, the second closing and optional third closing are accounted for as a liability in accordance with ASC 480, "Distinguishing Liabilities from Equity," which is measured at fair value on a recurring basis. See Note 4 to our financial statements for additional information.
In a private placement to be held concurrently with the optional third closing (the “Second Private Placement”), the Company would sell warrants to purchase up to 2,500,000 shares of Common Stock to the purchasers that participate, at a purchase price of $0.125 per warrant share (such warrants, together with the warrants sold in the First Private Placement, each, a “Warrant”, and collectively, the “Warrants”).
The Warrants are exercisable immediately for cash, at an exercise price of $6.81 per share. The Warrants issued in the First Private Placement will expire upon the earliest of (i) five years from the date of the first closing of the offering, (ii) the date that the holder of such Warrant transfers or sells any of the shares of Common Stock purchased by such holder in the first closing of the offering, if such transfer or sale occurs prior to the date that is 120 calendar days following the closing of the first closing of the offering, (iii) the taking of any short position on the Common Stock by the holder of such Warrant prior to the completion of the second closing of the offering, and (iv) the failure by the holder of such Warrant to purchase its pro rata allocation of shares of Common Stock in the second closing of the offering.
The Warrants issued in the Second Private Placement will expire five years from the date of the third closing of the offering.
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at June 30, 2018.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share. As of June 30, 2018, 445,231 shares of Series X Convertible Preferred Stock were issued and outstanding.
The specific terms of the Series X Convertible Preferred Stock are as follows:
Conversion: Each share of Series X Convertible Preferred Stock is convertible at the option of the holder into 10 shares of common stock. Holders are not permitted to convert Series X Convertible Preferred Stock into common stock if, after conversion, the holder, its affiliates, and any other person whose beneficial ownership of common stock would be aggregated with the holder's for purposes of Section 13(d) or Section 16 of the Exchange Act, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after the conversion.
Dividends: Holders of Series X Convertible Preferred Stock are not entitled to receive any dividends except to the extent that dividends are paid on the Company's common stock. If dividends are paid on shares of common stock, holders of Series X Convertible Preferred Stock are entitled to participate in such dividends on an as-converted basis.
Liquidation: Upon the liquidation, dissolution, or winding up of the company, each holder of Series X Convertible Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock.
Voting: Shares of Series X Convertible Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series X Convertible Preferred Stock will be required to amend the terms of the Series X Convertible Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series X Convertible Preferred Stock, or to increase or decrease (other than by conversion) the number of authorized shares of Series X Convertible Preferred Stock.
Common Stock
The Company had 200,000,000 shares of common stock authorized as of June 30, 2018. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
In November 2017, the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co. The Company voluntarily terminated the controlled equity sales agreement on May 20, 2018. During the six months ended June 30, 2018, the Company sold 847,937 shares of common stock pursuant to the controlled equity sales agreement for net proceeds of approximately $6.4 million after deducting placement agent fees.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	June 30, 2018	December 31, 2017
Common stock warrants	12,517,328	17,331
Series X Convertible Preferred Stock	4,452,310	—
Stock options and RSUs issued and outstanding	4,296,476	3,099,173
Authorized for future stock awards under the Company's option plans	840,452	1,006,307
Authorized for future issuance under the ESPP	492,665	380,875
Total	22,599,231	4,503,686
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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the six months ended June 30, 2018, 93,483 shares were issued pursuant to the ESPP.
Restricted Stock
The Company permits exercise of certain stock options prior to vesting.  Any such exercised shares are restricted and subject to repurchase by the Company until the conditions for vesting are met.  At June 30, 2018 and December 31, 2017, the liabilities for the cash received from the early exercise of stock options were $3,000 and $21,000, respectively, and were classified in accrued liabilities on the balance sheet. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms outlined in the stock option agreements, which are generally 4 years. At June 30, 2018, 1,377 unvested shares were subject to repurchase by the Company.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the six months ended June 30, 2018:

Number of RSUs and PRSUs
Outstanding at December 31, 2017	227,500
RSUs and PRSUs granted	30,000
RSUs and PRSUs vested	—
RSUs and PRSUs canceled	(20,000)
Outstanding at June 30, 2018	237,500
For the six months ended June 30, 2018, stock-based compensation expense related to RSUs and PRSUs was approximately $125,000. At June 30, 2018, estimated unrecognized compensation expense related to RSUs and PRSUs granted to employees was approximately $1.3 million.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,099,173	$7.74	8.10	$2,264
Options granted	1,084,750	4.35
Options exercised	(17,147)	2.29
Options canceled	(107,800)	7.82
Outstanding at June 30, 2018	4,058,976	$6.85	7.71	$2,500
Vested and expected to vest at June 30, 2018	4,058,976	$6.85	7.71	$2,500
Exercisable at June 30, 2018	2,255,151	$7.32	6.58	$1,449
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$729	$708	$1,369	$1,140
General and administrative	871	893	1,692	1,512
Total	$1,600	$1,601	$3,061	$2,652
The weighted-average grant date fair value of employee stock options granted by the Company during the six months ended June 30, 2018 was $3.06 per share. The total grant date fair value of employee stock options that vested during the six months ended June 30, 2018 was $2.4 million. As of June 30, 2018, total unrecognized share-based compensation expense related to unvested employee stock options of the Company was approximately $7.4 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.2 years.
As of June 30, 2018, total unrecognized compensation expense related to the ESPP was approximately $0.8 million. This unrecognized compensation cost is expected to be recognized over approximately 0.7 years.

Common Stock Warrants
A summary of warrant activity for the six months ended June 30, 2018 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding at December 31, 2017	17,331	$11.54	$—
Issued	12,499,997	6.81	—
Exercised	—	—	—
Canceled	—	—	—
Outstanding at June 30, 2018	12,517,328	$6.82	$—
The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.

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
Under the Subaward Agreement, the Company is reimbursed for direct costs incurred plus allowable indirect costs which consist of fringe benefits and allowable general and administrative expenses. As of June 30, 2018, there were $41,000 billed and no unbilled accounts receivable related to reimbursable expenses under the Subaward Agreement.
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
Partnership Grant for the Development of Cloudbreak Antibody-Drug Conjugates
In May 2018, the Company and Rutgers University were awarded a five year, $5.5 million partnership grant from the U.S. National Institute of Allergy and Infectious Diseases (NAIAD) and the National Institutes of Health (NIH), an agency of the United States Department of Health and Human Services. The grant will fund continued research and development of the Company's Cloudbreak ADC platform to identify novel immunotherapy agents for the treatment and prevention of serious and life-threatening multi-drug resistant (MDR) Gram-negative bacterial infections in high-risk populations. The Company began work under this grant in July 2018.

9. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of June 30, 2018 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
Lease Obligations
In June 2014, the Company entered into an operating lease agreement for laboratory and office space in San Diego, California. Amendments for additional space were entered into in February 2015, March 2015, and August 2015.  On June 29, 2018 the Company entered into a Fourth Amendment to its lease which extended the term of the lease by an additional 36 months and increases base rent to $70,000 per month effective January 1, 2019. The Company has also been granted an option, exercisable prior to September 30, 2019, to expand its leased premises on the same terms as the current lease, subject to compliance with specified conditions. The lease expires in December 2021 with options for two individual two-year extensions. The lease is subject to charges for common area maintenance and other costs, and base rent is subject to 3% annual increases every January. Rent expense is recorded on a straight-line basis over the life of the lease.
Future minimum payments required under the lease as of June 30, 2018 are summarized as follows (in thousands):

2018	$378
2019	836
2020	861
2021	$887
Total minimum lease payments	$2,962
Rent expense was $359,000 and $357,000 for the six months ended June 30, 2018 and 2017, respectively.
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
Clinical development plans
Based on the STRIVE Part A trial results, we plan to initiate two Phase 3 clinical trials of rezafungin:

•
Phase 3 ReSTORE Treatment Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. The design will be similar to the STRIVE study, except that only rezafungin dosing regimen that will be studied is 400 mg for the first week followed by 200 mg once weekly for up to four weeks in total, in comparison to caspofungin in a 1:1 randomization regime. The primary efficacy outcome for the FDA is all-cause mortality at day 30, and the primary efficacy outcome for the EMA is expected to be global response at day 14. We expect this study to enroll approximately 185 mITT patients. Based on our completed end-of-Phase 2 meeting with the FDA, we expect this trial to begin in the third quarter of 2018 and to produce topline results in mid-2020.

•
Phase 3 ReSPECT Prophylaxis (Prevention) Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic bone marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Subject to approval of the Phase 3 study by the U.S. and E.U. regulatory authorities, rezafungin will be dosed once weekly and compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily, for 90 days, at which time fungal-free survival (the primary outcome measure) will be assessed. Based on the results of initial, ongoing, and planned long-term, non-clinical safety and tolerability studies and related discussions with regulatory authorities and collaborators, we may consider changes to the design of the rezafungin prophylaxis Phase 3 ReSPECT study to add an interim safety analysis after an initial dosing period or to assess efficacy and safety in alternative or additional populations. Based on these considerations, we expect to commence the trial in the first quarter of 2019.

With the expected size of the ReSTORE study, we estimate that the total number of patients exposed to our selected dose and duration of rezafungin treatment will be less than the target safety database of 300 patients. For this reason, as well as to maintain enrollment momentum before the start of the Phase 3 study, we are continuing enrollment at STRIVE study sites. This continuation of the STRIVE study, which we call STRIVE Part B, will evaluate the 400mg/200mg dose selected from the initial portion of the STRIVE study in comparison to caspofungin in a 2:1 randomization regime. We expect to announce topline results of Part B in the second quarter of 2019.
QT clinical trial
In March 2018 we also announced the results of our definitive Phase 1 QT clinical trial of rezafungin. The QT clinical trial was a Phase 1, single-center, randomized, comparative study of the effect of single-ascending doses of rezafungin, IV placebo, and a single oral dose of moxifloxacin (positive control) in healthy adult subjects. The primary objective was to assess the effects of rezafungin on QT interval. Secondary objectives included assessments of other cardiac conduction parameters, including PR intervals, QRS intervals and heart rate.
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
DDI clinical trial

We conducted a Phase 1 drug-drug interaction study to evaluate the potential effects of rezafungin on other drugs.  We evaluated the pharmacokinetics (PK) of several drug combinations with and without rezafungin. The results suggested no clinically significant interactions with any of the drugs tested including: tacrolimus, repaglinide, metformin, rosuvastatin, pitavastatin, caffeine, efavirenz, midazolam and digoxin.  Together with in vitro experiments, these results indicate that no drug interactions are expected via common drug metabolism or transport pathways.
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
In May 2018, we and Rutgers University were awarded a five year, $5.5 million partnership grant from the U.S. National Institute of Allergy and Infectious Diseases (NAIAD) and the National Institutes of Health (NIH), an agency of the United States Department of Health and Human Services. The grant will fund continued research and development of our Cloudbreak antibody-drug conjugate (ADC) platform to identify novel immunotherapy agents for the treatment and prevention of serious and life-threatening multi-drug resistant (MDR) Gram-negative bacterial infections in high-risk populations. We began work under this grant in July 2018.
Recent Developments
On May 21, 2018, we entered into a securities purchase agreement with certain investors providing for the purchase and sale, in a registered direct offering, of up to an aggregate of $120.0 million of our common stock and preferred stock in three closings. On May 23, 2018, we completed the first closing, which was comprised of 6,185,987 shares of common stock at an offering price of $4.70 per share, 445,231 shares of Series X Convertible Preferred Stock at an offering price of $47.00 per share, and an option fee relating to the third closing paid by the investors for a total of $0.5 million. In a private placement concurrent with the first closing, we also sold warrants to purchase an aggregate of 12,499,997 shares of common stock at $0.125 per warrant share. Net proceeds for the first closing and the concurrent private placement were $49.6 million.

FINANCIAL OPERATIONS OVERVIEW
Revenues
To date, we have not generated any revenues. In the future, we may generate revenue from a combination of license fees and other upfront payments, other funded research and development agreements, milestone payments, product sales, government and other third-party funding and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of nonclinical, clinical, regulatory and commercialization milestones, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized. If we are unable to fund our development costs or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
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
We have received potential research and development funding through a grant from CARB-X and a partnership grant from NIAID. We have evaluated the terms of the grants to assess our obligations and the classification of funding received. Amounts received for funded research and development are recognized in the statement of operations as a reduction to research and development expense over the grant period as the related costs are incurred to meet our obligations.
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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the phase of development of the product candidates; and

•	the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rezafungin	$6,889	$8,392	$15,375	$13,230
CD101 topical	—	354	—	1,194
Cloudbreak immunotherapy platform	790	941	1,242	1,879
Personnel costs	3,129	2,784	6,497	5,589
Other research and development expenses	811	720	1,704	1,542
Total research and development expenses	$11,619	$13,191	$24,818	$23,434
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
Beneficial conversion feature
For the three and six months ended June 30, 2018, we recognized the fair value of an embedded beneficial conversion feature of $10.3 million on the Series X Convertible Preferred Stock issued in connection with the financing transaction that closed on May 23, 2018.
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
On May 21, 2018, we entered into a securities purchase agreement with certain investors providing for the purchase and sale, in a registered direct offering, of up to an aggregate of $120.0 million of our common stock and preferred stock in three closings. On May 23, 2018, we completed the first closing, which was comprised of 6,185,987 shares of common stock at an offering price of $4.70 per share, 445,231 shares of Series X Convertible Preferred Stock at an offering price of $47.00 per share, and an option fee relating to the third closing paid by the investors for a total of $0.5 million. In a private placement concurrent with the first closing, we also sold warrants to purchase an aggregate of 12,499,997 shares of common stock at $0.125 per warrant share. Net proceeds for the first closing and the concurrent private placement were $49.6 million. We determined that warrants and future closings represented derivative instruments requiring bifurcation under ASC 815. Accordingly, we determined a fair value for each component of the securities purchase agreement and allocated the expected proceeds across each component on a relative fair value basis. Key estimates within the valuation include the expected timing for completion and estimated probability of success of our STRIVE Part B study. See Note 4 of the Notes to the Financial Statements for additional information.
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than our accounting for those items discussed above, there were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018.
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Research and development	$11,619	$13,191	$(1,572)
General and administrative	3,533	3,424	109
Other expense, net	(1,154)	(30)	(1,124)
Research and development expenses
Research and development expenses were $11.6 million for the three months ended June 30, 2018, compared to $13.2 million for the three months ended June 30, 2017.  The decrease in research and development expense is primarily due to lower clinical expenses associated with the rezafungin STRIVE study and the Company's decision to cease development of CD201 in February 2018.
General and administrative expenses
General and administrative expenses were $3.5 million for the three months ended June 30, 2018 and $3.4 million for the three months ended June 30, 2017.
Other Income (Expense)
Other income during the three month period ended June 30, 2018 related primarily to the $1.1 million change in the fair value of the contingent forward purchase obligations and $0.2 million in issuance costs related to the contingent forward purchase obligations. Other expense during the three month periods ended June 30, 2018 and 2017 also included interest expense incurred in connection with our loan from Pacific Western Bank and income generated from cash held in interest-bearing investments.

Comparison of the six months ended June 30, 2018 and 2017
The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Research and development	$24,818	$23,434	$1,384
General and administrative	7,144	6,579	565
Other expense, net	(1,093)	(30)	(1,063)
Research and development expenses
Research and development expenses were $24.8 million for the six months ended June 30, 2018 compared to $23.4 million for the six months ended June 30, 2017. The increase in research and development expense is primarily due to higher clinical expenses associated with rezafungin. Increases in rezafungin expenses were partially offset by decreases in CD101 topical expenses due to the discontinuation of that program in February 2017.
General and administrative expenses
General and administrative expenses were $7.1 million for the six months ended June 30, 2018 and $6.6 million for the six months ended June 30, 2017. The increase in general and administrative expenses was primarily related to higher personnel and consulting costs.
Other Expense
Other income during the six month period ended June 30, 2018 related primarily to the $1.1 million change in the fair value of the contingent forward purchase obligations and $0.2 million in issuance costs related to the contingent forward purchase obligations. Other expense during the six month periods ended June 30, 2018 and 2017 also included interest expense incurred in connection with our loan from Pacific Western Bank and income generated from cash held in interest-bearing investments.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through May 31, 2018, we have received $269.4 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, our initial public offering, our entry into a debt facility in October 2016 with Pacific Western Bank, our October 2016 public offering of common stock, our October 2017 private placement of common stock, sales of common stock under our controlled equity sales agreement, and our May 2018 registered direct offering.
As of June 30, 2018, we had $89.0 million in cash and cash equivalents and $14.2 million in short term investments. The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(30,255)	$(26,550)
Investing activities	153	19,125
Financing activities	58,243	70
Net increase (decrease) in cash and cash equivalents	$28,141	$(7,355)
Operating activities
Net cash used in operating activities was $30.3 million for the six months ended June 30, 2018, compared to $26.6 million for the six months ended June 30, 2017. The increase in net cash used in operating activities was attributable primarily to our net loss of $33.1 million for the six months ended June 30, 2018 compared to a net loss of $30.0 million for the six months ended June 30, 2017. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.

Investing activities
Our primary investing activities during the six months ended June 30, 2018 and 2017 consisted of purchases and maturities of short-term investments. For the six months ended June 30, 2018 and 2017, we received proceeds of $14.8 million and $19.3 million, respectively, from the maturity of short-term investments. We purchased approximately $14.5 million of short-term investments during the six months ended June 30, 2018.
Financing activities
Net cash provided by financing activities during the six months ended June 30, 2018 primarily consisted of net proceeds from the sale of common stock, Series X Convertible Preferred Stock, and warrants.
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
Management performed an analysis of our ability to continue as a going concern. We believe, based on our current operating plans, that our existing cash, cash equivalents and marketable securities, access to capital under our Loan Agreement with Pacific Western Bank, potential proceeds from the second and third tranches of our May 2018 registered direct offering, and anticipated interest income will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months.
Our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
In July 2018, the Company entered into an amendment to its lease agreement for office space. The lease amendment extends the term by 36 months through December 2021. Commencing January 1, 2019 the base monthly rent will be adjusted to approximately $70,000.
In July 2018, the Company entered into an amendment to its Loan and Security Agreement with Pacific Western Bank. The loan amendment extended through January 3, 2022 and extends the interest-only through July 31, 2019. The loan bears interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 0.75%.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements.
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
The market risk inherent in our financial instruments and in our financial position is the potential loss arising from adverse changes in interest rates.  We generally hold our cash in checking and savings accounts and invest excess capital in money market funds, certificates of deposit, corporate debt and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize our exposure to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceeded 12 months.  If a 10% change in interest rates had occurred on June 30, 2018, this change would not have had a significant impact on the fair value of our investment portfolio as of that date.

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
As of June 30, 2018, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
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
Since our inception, we have incurred significant operating losses. Our net loss was $33.1 million and $30.0 million for the six month periods ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $192.8 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, our initial public offering of our common stock, or our IPO, our October 2016 term loan facility with Pacific Western Bank, or Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock, sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity sales agreement with Cantor Fitzgerald & Co., which has since been terminated, and our May 2018 registered direct offering of common stock. We have devoted substantially all of our financial resources and efforts to research and development. We have completed Part A of our STRIVE Phase 2 clinical trial of rezafungin and we are conducting Part B of the STRIVE study, the ReSTORE Phase 3 clinical trial of rezafungin, Phase 1 and non-clinical studies of rezafungin and preclinical studies of our ADCs, and we are planning to conduct a Phase 3 clinical trial of rezafungin for the prevention of invasive fungal infections.  We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	submit INDs to the FDA and equivalent filings to other regulatory authorities and seek approval of our clinical protocols by institutional review boards, or IRBs, at clinical trial sites;

•	continue to advance rezafungin through clinical development;

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
Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through June 30, 2018, our operations have been financed primarily by gross proceeds of approximately $269.4 million from the issuance of convertible debt securities, the sale of shares of convertible preferred stock, the sale of shares of our common stock in our IPO, our October 2016 term loan facility with Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock, sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity sales agreement with Cantor Fitzgerald & Co., which has since been terminated, and our May 2018 registered direct offering of common stock. As of June 30, 2018, we had $89.0 million in cash and cash equivalents and $14.2 million in short term investments.
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
For example, investors that participated in our May 2018 registered direct offering are required to invest $50 million on a pro rata basis in a second closing triggered by our receipt of topline data from Part B of the STRIVE study, and those investors also have the option to invest an additional $20 million on a pro rata basis at such time, in each case subject to certain conditions. The price at which we would sell common stock in the second and optional third closings would be 75% of the volume weighted average price of our common stock for the five trading days following our announcement of topline data from Part B of the STRIVE clinical trial. However, if such price at which we would sell the common stock to investors is less than $4.70, which was the price of the common stock in the initial closing, we would be required to obtain the approval of our stockholders prior to the second or optional third closing. The stockholder approval process could be lengthy and expensive, and there is no assurance that the stockholders would provide their approval. Further, investors from the first closing may refuse to participate in the second closing or may decline the option to participate in the optional third closing.
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as potentially entering into collaborations, strategic alliances and licensing arrangements or receiving government and/or charitable grants or contracts. Other than our term loan facility with Pacific Western and the obligation of the investors from our May 2018 to participate in the second closing after we announce data from Part B of the STRIVE study, each of which is subject to the fulfillment of specified conditions, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets. There can be no assurances that we will be able to enter into contracts with or receive grants from the United States government or charitable organizations to support our programs. The process of obtaining grants and contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each grant or contract. United States government grants and contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. If we receive a United States government grant or contract, we would be required to comply with numerous laws and regulations relating to the formation, administration and performance of the grant or contract, which can make it more difficult for us to retain our rights under such grant or contract and result in increased costs. If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties or by receiving charitable grants, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances, licensing arrangements or government or charitable programs when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
In October 2016, we entered into a loan and security agreement with Pacific Western, or the Loan Agreement, as amended in June 2018 and July 2018, under which we borrowed $10.0 million and may borrow up to an additional $10.0 million on or prior to October 3, 2018, subject to certain terms and conditions set forth therein, including our achievement of certain milestones.
The outstanding principal balance under the Loan Agreement is secured by a security interest in substantially all of our assets, other than intellectual property, which is subject to a double negative pledge. The Loan Agreement requires us to comply with a number of customary affirmative and restrictive covenants, including covenants that limit our ability to, among other things: transfer any part of our business or property; merge or consolidate with another entity or otherwise experience a change in control, incur additional indebtedness; encumber the collateral securing the loan, declare or pay any cash dividend or make distributions on our capital stock, repurchase or redeem any class of stock or other equity interest, acquire, own or make investments, and make certain capitalized expenditures over a specified threshold, in each case subject to exceptions. In addition, the Loan Agreement contains an operating covenant, which requires us to achieve positive data from Part B of the STRIVE clinical trial of rezafungin on or before July 31, 2019. The Loan Agreement also includes standard events of default, including a provision that Pacific Western could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect on (i) our operations, business or financial condition and subsidiaries taken as a whole; (ii) our ability to perform or pay the secured obligations under the Loan Agreement and related agreements; or (iii) the collateral pledged to Pacific Western under the Loan Agreement. Upon such determination, Pacific Western could declare all obligations under the Loan Agreement immediately due and payable. Although, in and of itself, the occurrence of adverse results or delays in any clinical study or the denial, delay or limitation of approval of or taking of any other regulatory action by the FDA or another governmental entity will not constitute a material adverse effect under the Loan Agreement, Pacific Western may determine that such an event together with contemporaneous events or circumstances constitutes a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Loan Agreement. If we default under the facility, Pacific Western may accelerate all of our repayment obligations. At such time, we may not have enough available cash or be able to raise additional funds on satisfactory terms, if at all, through equity or debt financings to repay our indebtedness at the time any such repayment is required. If we are unable to access funds to meet those obligations or to renegotiate the Loan Agreement, Pacific Western could take control of and may sell our pledged assets. In such an event, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If our assets were liquidated, Pacific Western’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Pacific Western of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.
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
We have completed three Phase 1 clinical trials of rezafungin, as well as Part A of the STRIVE Phase 2 clinical trial of rezafungin in candidemia and invasive candidiasis.  We are also conducting preclinical studies of antibody-drug conjugates, or ADCs, from our Cloudbreak program for infections caused by multidrug-resistant Gram-negative pathogens. Because of the early stage of our development efforts, the timing and costs of the clinical development and regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin and any other product candidates we may develop will depend on many factors, including the following:

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
Based on the results of initial, ongoing, and planned long-term, non-clinical safety and tolerability studies and related discussions with regulatory authorities, we may consider changes to the design of the rezafungin prophylaxis Phase 3 ReSPECT study to add an interim safety analysis after an initial dosing period. In addition, based on discussions with current and potential collaborators, we may consider changes to the study design to assess efficacy and safety in alternative or additional populations. These discussions and potential design changes could lead to delays in the commencement and completion of the ReSPECT study.
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
Our inability to enroll a sufficient number of patients for our clinical trials, or to enroll such patients in a timely manner, would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and could limit our ability to obtain additional financing.
*If serious adverse effects or unexpected characteristics of our product candidates are identified during development, we may need to abandon or limit our development of some or all of our product candidates.
Because it is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval, the risk of each of our programs is high. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, the pharmacokinetic properties, such as a longer half-life or less frequent dosing regimen, that differentiate rezafungin from other echinocandins could have side effects that we have not anticipated and the consequences of such side effects could be more severe than have been seen with other echinocandins that have shorter half-lives or more frequent dosing regimens or are dosed at lower concentrations than we expect for rezafungin. Further, the treatment advantages that we are predicting for rezafungin, such as lower healthcare costs resulting from an ability to administer rezafungin once-weekly or the predicted ability of rezafungin to be effective against resistant strains of fungal pathogens, may not be realized. For our ADCs, the bispecific mechanism of action, including the use of the immune system, may lead to side effects that are not anticipated based on the preclinical work we have conducted to date.
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
Rezafungin will primarily compete with antifungal classes for the treatment and prevention of systemic fungal infections such as candidemia and invasive candidiasis, which include polyenes, azoles and echinocandins. Approved branded echinocandin antifungal therapies include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer Inc.) and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). We expect that there will be generics of all of the current echinocandins available at the time of rezafungin market approval, which will create added competition.  In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that rezafungin will compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078 (being developed by Scynexis, Inc.).
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
Certain of our activities relating to our Cloudbreak program are subject to the terms and conditions of our Cost Reimbursement Research Subaward Agreement, or the CARB-X Subaward Agreement, with the Trustees of Boston University. CARB-X is funded by the U.S. Biomedical Advanced Research and Development Authority, or BARDA, and the Wellcome Trust, or Wellcome, a global charitable foundation. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including the right to a nonexclusive license authorizing the government to use the invention. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government, U.S. government funding must be disclosed in any resulting patent applications and our rights in such inventions may be subject to certain requirements to manufacture products in the U.S.
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
Contracts funded by the U.S. government and its agencies include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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
A substantial amount of our development activities relating to our CD201 program were funded under our CARB-X Subaward Agreement. Based on our decision to cease development of CD201, we will no longer be seeking funding for CD201 under this agreement. We have been awarded a partnership grant with Rutgers University from NIAID for our ADC program, and we may also seek funding under our CARB-X agreement for the ADC program. Each of these contracts is expected to cover only a portion of our Cloudbreak development expenses. There can be no assurances that we will be able to enter into new contracts with the United States government or other sources of funding to support any program resulting from our Cloudbreak platform. The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each contract. Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of anti-infective products. If we cannot obtain or maintain government or other funding for our programs, we may be forced to discontinue those programs.
*Our business is subject to audit by the U.S. government and a negative audit could adversely affect our business.
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
We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under government grant contracts. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:

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

•	adverse results, suspensions, terminations or delays in pre-clinical or clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial or development program;

•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•	changes in laws or regulations applicable to our products, including but not limited to requirements for approvals;

•	adverse developments concerning our contract manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices or acceptable quality;

•	our inability to establish collaborations, if needed;

•	our failure to commercialize our product candidates successfully, or at all;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	the introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, government grants or contracts or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our fungal infection, bacterial infection or other target markets;

•	our ability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated variations in quarterly operating results;

•	our cash position and our ability to raise additional capital and the manner and terms on which we raise it, and the expectation of future fundraising activities by us;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 27,678,170 shares of common stock outstanding as of June 30, 2018. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales and new investors could gain rights, preferences and privileges senior to our existing stockholders. For example, investors that participated in our May 2018 registered direct offering are required to invest $50 million on a pro rata basis in a second closing triggered by our receipt of topline data from Part B of the STRIVE study, and those investors also have the option to invest an additional $20 million on a pro rata basis at such time, in each case subject to certain conditions. The price at which we would sell common stock in the second and optional third closings would be 75% of the volume weighted average price of our common stock for the five trading days following our announcement of topline data from Part B of the STRIVE clinical trial.
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
The board of directors consists of six directors. Since we have an even number of directors, deadlocks may occur when such directors disagree on a particular decision or course of action. Our amended and restated certificate of incorporation and amended and restated bylaws do not contain any mechanisms for resolving potential deadlocks. While our directors are under a duty to act in the best interest of our company, any deadlocks may impede the further development of our business in that such deadlocks may delay or prevent critical decisions regarding our development.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3.3(4)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Second Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated February 10, 2015.

4.3(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

4.4(4)	Form of Common Stock Purchase Warrant for First Private Placement

4.2(4)	Form of Common Stock Purchase Warrant for Second Private Placement

10.1	First Amendment to Loan and Security Agreement, by and between the Registrant and Pacific Western Bank, dated June 13, 2018.

10.2(4)	Subscription Agreement by and among the Registrant and the purchasers identified on the signature pages thereto, dated May 21, 2018.

10.3(4)	Placement Agency Agreement by and among the Registrant, Citigroup Global Markets, Inc. and Cantor Fitzgerald & Co., dated May 21, 2018.

10.4(5)	Fourth Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated June 29, 2018.

10.5(6)	Second Amendment to Loan and Security Agreement by and between the Registrant and Pacific Western Bank, dated July 27, 2018.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 21, 2018.
(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on July 3, 2018.
(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on July 31, 2018.

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