Form 10-Q
period 2018-09-30
Cidara Therapeutics, Inc.
filed 2018-11-08
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☒   No   ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒
As of October 31, 2018, the registrant had 27,751,431 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,780	$60,813
Short-term investments	4,494	14,501
Accounts receivable	—	321
Prepaid expenses and other current assets	3,687	2,035
Total current assets	91,961	77,670
Property and equipment, net	786	1,044
Other assets	62	321
Total assets	$92,809	$79,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,439	$2,590
Accrued liabilities	3,385	4,257
Accrued compensation and benefits	2,585	2,571
Contingent forward purchase obligations	4,486	—
Current portion of term loan	667	2,667
Total current liabilities	13,562	12,085
Term loan, less debt issuance costs	9,253	7,206
Other long-term liabilities	62	—
Total liabilities	22,877	19,291
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2018 and December 31, 2017:
Series X Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2018 and no shares authorized at December 31, 2017; 445,231 shares issued and outstanding at September 30, 2018; no shares issued and outstanding at December 31, 2017	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2018 and December 31, 2017; 27,751,431 and 27,751,413 shares issued and outstanding, respectively, at September 30, 2018; 20,534,993 and 20,525,688 shares issued and outstanding, respectively, at December 31, 2017	3	2
Additional paid-in capital	276,323	209,140
Accumulated other comprehensive loss	(1)	(8)
Accumulated deficit	(206,393)	(149,390)
Total stockholders' equity	69,932	59,744
Total liabilities and stockholders' equity	$92,809	$79,035

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Operating expenses:
Research and development	$11,278	$9,159	$36,096	$32,593
General and administrative	3,447	3,090	10,591	9,669
Total operating expenses	14,725	12,249	46,687	42,262
Loss from operations	(14,725)	(12,249)	(46,687)	(42,262)
Other income (expense):
Change in fair value of contingent forward purchase obligations	888	—	(224)	—
Interest income (expense), net	222	(8)	447	(38)
Other expense	(4)	—	(210)	—
Total other income (expense)	1,106	(8)	13	(38)
Net loss	(13,619)	(12,257)	(46,674)	(42,300)
Recognition of beneficial conversion feature	—	—	(10,329)	—
Net loss attributable to common shareholders	$(13,619)	$(12,257)	$(57,003)	$(42,300)
Basic and diluted net loss per common share	$(0.49)	$(0.73)	$(2.35)	$(2.51)
Shares used to compute basic and diluted net loss per common share	27,705,472	16,864,211	24,254,254	16,830,749

Net loss	$(13,619)	$(12,257)	$(46,674)	$(42,300)
Unrealized gain (loss) on short-term investments	2	(1)	7	—
Comprehensive loss	$(13,617)	$(12,258)	$(46,667)	$(42,300)

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Operating activities:
Net loss	$(46,674)	$(42,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	412	528
Stock-based compensation	4,346	4,206
Amortization of debt issuance costs and debt discount	47	58
Amortization of discount or premium on short-term investments	36	(45)
Deferred rent	11	(19)
Change in fair value of contingent forward purchase obligations	224	—
Contingent forward purchase obligation offering costs	210	—
Changes in assets and liabilities:
Accounts receivable	321	(337)
Prepaid expenses and other current assets	(1,652)	(952)
Accounts payable and accrued liabilities	(967)	(1,185)
Accrued compensation	388	(372)
Other assets	259	—
Net cash used in operating activities	(43,039)	(40,418)

Investing activities:
Purchases of short-term investments	(14,548)	(9,880)
Maturities of short-term investments	24,526	19,300
Purchases of property and equipment	(137)	(166)
Net cash provided by investing activities	9,841	9,254

Financing activities:
Proceeds from May 2018 Registered Direct Offering, net of offering costs	49,521	—
Proceeds from issuance of common stock under equity sales agreement, net of issuance costs	6,440	—
Proceeds from exercise of stock options	204	152
Repurchase of unvested restricted stock	—	(79)
Net cash provided by financing activities	56,165	73
Net increase (decrease) in cash and cash equivalents	22,967	(31,091)
Cash and cash equivalents at beginning of period	60,813	85,367
Cash and cash equivalents at end of period	$83,780	$54,276

Supplemental disclosure of cash flows:
Interest paid	$432	$378
Non-cash investing activities:
Property and equipment acquired but not yet paid	$17	$16
Non-cash financing activities:
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	$374	$301
Vesting of early exercised stock options	$21	$35

See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives. The Company’s portfolio is comprised of a proprietary product candidate for the treatment and prevention of serious fungal infections. The Company is also conducting research in bacterial and viral infection. The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operating activities since its inception. At September 30, 2018, the Company had an accumulated deficit of $206.4 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has prepared cash flow forecasts which indicate, based on its current cash resources available, that it will have sufficient resources to fund its business for at least the next 12 months from the date of this filing. The Company will need to raise additional capital to fund its losses from operations. It anticipates raising capital through debt and equity financing, through government funding or through collaborations or partnerships with other entities. Debt or equity financing, government funding or collaborations and partnerships with other entities may not be available on a timely basis on terms acceptable to the Company, or at all.
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
Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2018 and 2017.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Tax Act"), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As the Company collects and prepares necessary data, and continues to interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS) and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may affect deferred tax balances. However, due to the valuation allowance position, the Company expects there will be no net impact to the financial statements. The Company did not make any such adjustments during the quarter ended September 30, 2018. Any adjustments to account for the tax effects of the Tax Act would be made in a subsequent quarter.
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
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. The Company’s only component of other comprehensive loss is unrealized losses on short-term investments. Comprehensive losses have been reflected in the condensed consolidated statements of operations and comprehensive loss for all periods presented.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	September 30,
	2018	2017
Common stock warrants	12,517,328	17,331
Series X Convertible Preferred stock	4,452,310	—
Common stock options and RSUs issued and outstanding	4,083,233	3,323,599
Common stock subject to repurchase	18	13,269
Total	21,052,889	3,354,199
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
During 2018, the FASB issued ASU 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement," which modifies certain disclosure requirements on fair value measurements. The updated guidance is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3. SHORT-TERM INVESTMENTS
The following table summarizes the available-for-sale securities held at September 30, 2018 and December 31, 2017 (in thousands):

As of September 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt	$2,498	$—	$(1)	$2,497
U.S. Treasury Bill	1,997	—	—	1,997
Total	$4,495	$—	$(1)	$4,494

As of December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt	$14,509	$—	$(8)	$14,501
Total	$14,509	$—	$(8)	$14,501
All available-for-sale securities held at September 30, 2018 and December 31, 2017 had maturities of less than one year. Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive loss. The securities in unrealized loss positions have not been in a continuous unrealized loss position for 12 months or longer. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During the nine months ended September 30, 2018 and 2017, respectively, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.
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
As discussed in Note 6, on May 21, 2018, the Company entered into a securities purchase agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing, which are triggered by the Company's announcement of topline data of Part B of its STRIVE Phase 2 clinical trial of rezafungin, contain features for subsequent closings that are not solely within the control of the Company and that embody an obligation that the Company must settle by issuing a variable number of shares when the obligation is based predominantly on having a fixed value at inception. In accordance with ASC 480, "Distinguishing Liabilities from Equity," the Company determined that these closings are classified as liabilities and represent contingent forward purchase obligations. These liabilities are required to be recorded at their estimated fair value initially and on a recurring basis. The contingent forward purchase obligations are classified within Level 3 of the fair value hierarchy as the Company is using a probability-weighted valuation approach, utilizing significant unobservable inputs including the probability and estimated timing of achieving positive or negative results associated with Part B of the STRIVE Phase 2 clinical trial and estimated discount rates related to the risk of achievement of the expected equity issuances. The liability was initially recorded at $4.3 million on May 21, 2018 and fair value adjustments resulting in a gain of $0.9 million and a loss of $0.2 million were recorded during the three and nine month periods ended September 30, 2018, respectively.
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
September 30, 2018
Assets:
Money market funds	$83,064	$83,064	$—	$—
U.S. Treasury bill	1,997	1,997	—	—
Corporate debt	2,497	—	2,497	—
Total assets at fair value	$87,558	$85,061	$2,497	$—

Liabilities:
Contingent forward purchase obligations	$4,486	$—	$—	$4,486
Total liabilities at fair value	$4,486	$—	$—	$4,486

December 31, 2017
Assets:
Money market funds	$11,556	$11,556	$—	$—
U.S. Treasury reverse repurchase agreements	48,000	—	48,000	—
Corporate debt	15,101	—	15,101	—
Total assets at fair value	$74,657	$11,556	$63,101	$—
5. DEBT
Term Loans— On October 3, 2016, the Company entered into a loan and security agreement, (the "Loan Agreement"), with Pacific Western Bank, as the collateral agent and a lender (the "Lender"), pursuant to which the Lender agreed to lend to the Company up to $20.0 million in a series of term loans. Contemporaneously, the Company borrowed $10.0 million from the Lender (the "Term A Loan").
Under the terms of the Loan Agreement, because the Company achieved positive clinical results from the STRIVE Phase 2 clinical trial of rezafungin by March 31, 2018, the Company could, at its sole discretion through October 3, 2018, borrow from the Lender up to an additional $10.0 million (the "Term B Loan," and together with the Term A Loan, the "Term Loans"). The Company did not borrow any funds available under the Term B Loan before the draw period ended. On June 13, 2018, the Company and the Lender entered into a First Amendment to the Loan Agreement, which reset the operating covenant to require the Company to achieve positive data from Part B of the STRIVE Phase 2 clinical trial of rezafungin on or prior to July 31, 2019 (the "Milestone"). Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, including the Milestone, or the occurrence of a material adverse change, the collateral agent will have the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable.
The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of the Company’s current and future assets, other than its intellectual property, which is subject to a double negative pledge.
On July 27, 2018, the Company and the Lender entered into a Second Amendment to the Loan Agreement, which amended, among other things, the interest-only period, the date of maturity (the "Maturity Date") and the interest rate.  The Maturity Date is January 3, 2022. Payments under the Term Loans will be interest-only through July 31, 2019, which will be extended to October 31, 2019 if the Milestone is achieved. The interest-only period will be followed by equal monthly payments of principal and interest. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 0.75%. At September 30, 2018, the Term Loans bear interest at 6.0%.
The Company evaluated the First and Second Amendments to evaluate whether the amendments represented modifications or extinguishment of debt. The Company determined that the amendments did not represent a substantial change from the original Loan Agreement and accounted for the amendments as debt modifications. Costs previously deferred under the original terms of the Loan Agreement are amortized into interest expense over the new term of the Second Amendment.
As of September 30, 2018, future principal payments due under the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2018	$—
December 31, 2019	1,667
December 31, 2020	4,000
December 31, 2021	4,000
December 31, 2022	333
Total future principal payments due under the Term A Loan	$10,000
6. STOCKHOLDERS’ EQUITY
May 2018 Registered Direct Offering
On May 21, 2018, the Company entered into a securities purchase agreement with certain investors providing for the purchase and sale, in a registered direct offering, of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. On May 23, 2018, the Company completed the first closing, which was comprised of 6,185,987 shares of common stock at an offering price of $4.70 per share, 445,231 shares of Series X Convertible Preferred Stock at an offering price of $47.00 per share, and an option fee relating to the third closing paid by the investors for a total of $0.5 million. In a private placement concurrent with the first closing (the “First Private Placement”), the Company also sold warrants, at $0.125 per warrant share, to purchase an aggregate of 12,499,997 shares of common stock. Net proceeds for the first closing and the First Private Placement were $49.5 million.
The Company performed an analysis to allocate the proceeds from the May 2018 registered direct offering to the offering's various components on a relative fair value basis, including the contingent forward purchase obligations (discussed further in Note 4) as well as the common stock, Series X Convertible Preferred Stock, warrants, and option fee. With respect to the Series X Convertible Preferred Stock, because the adjusted conversion price on the commitment date (following the allocation of proceeds on a fair value basis) was below the fair value of the common stock at the date of issuance, a beneficial conversion feature with a calculated fair value of $10.3 million existed at the issuance date. The beneficial conversion feature is amortized as a deemed dividend to the preferred holders. As the Series X Convertible Preferred Stock is fully convertible at issuance, the full amortization of the $10.3 million was recorded at issuance as a one-time deemed dividend on May 23, 2018. This one-time, non-cash deemed dividend impacted net loss attributable to common stockholders and net loss attributable to common stockholders per share for the nine months ended September 30, 2018.
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
The Warrants are exercisable immediately for cash at an exercise price of $6.81 per share. The Warrants issued in the First Private Placement will expire upon the earliest of (i) five years from the date of the first closing of the offering, (ii) the date that the holder of such Warrant transfers or sells any of the shares of Common Stock purchased by such holder in the first closing of the offering, if such transfer or sale occurs prior to the date that is 120 calendar days following the closing of the first closing of the offering, (iii) the taking of any short position on the Common Stock by the holder of such Warrant prior to the completion of the second closing of the offering, and (iv) the failure by the holder of such Warrant to purchase its pro rata allocation of shares of Common Stock in the second closing of the offering.
The Warrants issued in the Second Private Placement will expire five years from the date of the third closing of the offering.
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at September 30, 2018.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share. As of September 30, 2018, 445,231 shares of Series X Convertible Preferred Stock were issued and outstanding.
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

Common Stock
The Company had 200,000,000 shares of common stock authorized as of September 30, 2018. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
In November 2017, the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co. The Company voluntarily terminated the controlled equity sales agreement on May 20, 2018. During the nine months ended September 30, 2018, the Company sold 847,937 shares of common stock pursuant to the controlled equity sales agreement for net proceeds of approximately $6.4 million after deducting placement agent fees.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	September 30, 2018	December 31, 2017
Common stock warrants	12,517,328	17,331
Series X Convertible Preferred Stock	4,452,310	—
Stock options and RSUs issued and outstanding	4,083,233	3,099,173
Authorized for future stock awards under the Company's option plans	981,811	1,006,307
Authorized for future issuance under the ESPP	492,665	380,875
Total	22,527,347	4,503,686
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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the nine months ended September 30, 2018, 93,483 shares were issued pursuant to the ESPP.

Restricted Stock
The Company permits exercise of certain stock options prior to vesting.  Any such exercised shares are restricted and subject to repurchase by the Company until the conditions for vesting are met.  At September 30, 2018 there was no liability for cash received from the early exercise of stock options. At December 31, 2017, the liabilities for the cash received from the early exercise of stock options was $21,000 and was classified in accrued liabilities on the balance sheet. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms outlined in the stock option agreements, which are generally 4 years. At September 30, 2018, 18 unvested shares were subject to repurchase by the Company.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the nine months ended September 30, 2018:

Number of RSUs and PRSUs
Outstanding at December 31, 2017	227,500
RSUs and PRSUs granted	30,000
RSUs and PRSUs vested	—
RSUs and PRSUs canceled	(20,000)
Outstanding at September 30, 2018	237,500
For the nine months ended September 30, 2018, stock-based compensation expense related to RSUs and PRSUs was approximately $194,000. At September 30, 2018, estimated unrecognized compensation expense related to RSUs and PRSUs granted to employees was approximately $1.0 million.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,099,173	$7.74	8.10	$2,264
Options granted	1,143,250	4.34
Options exercised	(89,031)	2.29
Options canceled	(307,659)	8.40
Outstanding at September 30, 2018	3,845,733	$6.80	7.49	$1,236
Vested and expected to vest at September 30, 2018	3,845,733	$6.80	7.49	$1,236
Exercisable at September 30, 2018	2,207,784	$7.32	6.91	$914
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$623	$666	$1,992	$1,805
General and administrative	662	889	2,354	2,401
Total	$1,285	$1,555	$4,346	$4,206

The weighted-average grant date fair value of employee stock options granted by the Company during the nine months ended September 30, 2018 was $3.06 per share. The total grant date fair value of employee stock options that vested during the nine months ended September 30, 2018 was $2.7 million. As of September 30, 2018, total unrecognized share-based compensation expense related to unvested employee stock options of the Company was approximately $5.7 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.
As of September 30, 2018, total unrecognized compensation expense related to the ESPP was approximately $0.6 million. This unrecognized compensation cost is expected to be recognized over approximately 0.6 years.
Common Stock Warrants
A summary of warrant activity for the nine months ended September 30, 2018 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding at December 31, 2017	17,331	$11.54	$—
Issued	12,499,997	6.81	—
Exercised	—	—	—
Canceled	—	—	—
Outstanding at September 30, 2018	12,517,328	$6.82	$—
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
Under the Subaward Agreement, the Company is reimbursed for direct costs incurred plus allowable indirect costs which consist of fringe benefits and allowable general and administrative expenses. As of September 30, 2018, there were no billed or unbilled accounts receivable related to reimbursable expenses under the Subaward Agreement.
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

Partnership Grant for the Development of Cloudbreak Antibody-Drug Conjugates
In May 2018, the Company and Rutgers University were awarded a five year, $5.5 million partnership grant from the U.S. National Institute of Allergy and Infectious Diseases (NAIAD) and the National Institutes of Health (NIH), an agency of the United States Department of Health and Human Services. The grant will fund continued research and development of the Company's Cloudbreak ADC platform to identify novel immunotherapy agents for the treatment and prevention of serious and life-threatening viral infections and multi-drug resistant (MDR) Gram-negative bacterial infections in high-risk populations. The Company began work under this grant in July 2018 but has not recognized any potential reimbursements in the statements of operations for the three and nine month periods ended September 30, 2018 as the subaward agreement between the Company and Rutgers University has not yet been executed. As of September 30, 2018 there was no accounts receivable related to reimbursable expenses under this grant.
9. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of September 30, 2018 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
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
Future minimum payments required under the lease as of September 30, 2018 are summarized as follows (in thousands):

2018	$189
2019	836
2020	861
2021	$887
Total minimum lease payments	$2,773
Rent expense was $568,000 and $530,000 for the nine months ended September 30, 2018 and 2017, respectively.
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
In addition, we are developing our antibody-drug conjugates, or ADCs, for viral infections, including influenza, and multidrug-resistant bacterial infections as part of our proprietary Cloudbreak™ platform. The Cloudbreak platform is designed to discover compounds that directly kill pathogens and also direct a patient’s immune system to attack and eliminate pathogens.
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
STRIVE is an international, multicenter, double-blind clinical trial evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin compared to once-daily dosing of caspofungin in patients with candidemia and/or invasive candidiasis. In Part A, patients were randomized to one of two rezafungin arms or to the caspofungin arm. In the two rezafungin arms of the trial, patients received either 400 mg of rezafungin administered intravenously once weekly for two to four weeks (Group 1) or 400 mg for the first week followed by 200 mg once weekly for two to three weeks, for up to four weeks in total (Group 2). In the comparator arm (Group 3), patients received daily caspofungin administered intravenously according to the approved prescribing information, with an optional step down to oral fluconazole. The STRIVE trial results we reported include efficacy data from 92 treated patients (the microbiological intent-to-treat, or mITT, population) and safety and tolerability results from 104 patients, from 31 trial sites in North America and Europe. The trial was not statistically powered to demonstrate superiority or non-inferiority and therefore comparisons of efficacy are directional.
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

Table 1: Overall Response, High APACHE II Score Response, and Principal Investigator (PI) Assessment of Clinical Response at Day 14 and All-Cause Mortality in the mITT Population[a]
	Group 1: Rezafungin once weekly 400 mg	Group 2: Rezafungin once weekly 400mg Week 1/200mg	Group 3: Caspofungin once daily 70 mg Day 1/50 mg
n (%)
Overall Success (Day 14)	19/26 (73%)	22/28 (79%)	18/26 (69%)
Invasive Candidiasis Patients	1/2 (50%)	5/5 (100%)	1/3 (33%)
Response: High APACHE II Score Patients	6/10 (60%)	8/10 (80%)	7/12 (58%)
Clinical Cure (Day 14) by PI Assessment[b]	25/32 (78%)	24/28 (86%)	20/28 (71%)
All Cause Mortality (Day 30)[c]	5/33 (15%)	1/31 (3%)	3/28 (11%)

[a]Excludes indeterminate responses (inability to assess outcome due to missing data point(s)).
[b]Outcome that most closely approximates the primary outcome in prior candidemia/invasive candidiasis clinical trials.
[c]Primary outcome measure for FDA for planned Phase 3 ReSTORE trial to assess rezafungin in treatment of candidemia and/or invasive candidiasis.

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
Clinical development plans
Based on the STRIVE Part A trial results, we have initiated one Phase 3 clinical trial of rezafungin, and plan to initiate a second Phase 3 clinical trial:

•
Phase 3 ReSTORE Treatment Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. The design is similar to the STRIVE trial, except that only rezafungin dosing regimen that will be studied is 400 mg for the first week followed by 200 mg once weekly for up to four weeks in total, in comparison to caspofungin in a 1:1 randomization regime. The primary efficacy outcome for the FDA is all-cause mortality at day 30, and the primary efficacy outcome for the EMA is expected to be global response at day 14. We expect this trial to enroll approximately 184 mITT patients. This trial began in the third quarter of 2018 and we expect to produce topline results in mid-2020.

With the expected size of the ReSTORE trial, we estimate that the total number of patients exposed to our selected dose and duration of rezafungin treatment will be less than the target safety database of 300 patients. For this reason, as well as to maintain enrollment momentum before the start of the Phase 3 trial, we are continuing enrollment at STRIVE trial sites. This continuation of the STRIVE trial, which we call STRIVE Part B, will evaluate the 400mg/200mg dose selected from the initial portion of the STRIVE trial in comparison to caspofungin in a 2:1 randomization regime. We expect to announce topline results of Part B in the second quarter of 2019.

•
Phase 3 ReSPECT Prophylaxis (Prevention) Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic bone marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Subject to approval of the Phase 3 trial by the U.S. and E.U. regulatory authorities, rezafungin will be dosed once weekly and compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for the FDA is expected to be fungal-free survival at day 90. The primary efficacy outcome for the EMA is expected to be prophylaxis success at day 90. We expect this trial to enroll approximately 462 patients. We plan to conduct an interim futility analysis after primary endpoint data is available for approximately 50% of the trial's subjects. Based on these considerations, we expect to commence the trial in the first quarter of 2019.
We also plan to conduct a trial with the National Institutes of Health (NIH) to evaluate safety, tolerability, and pharmacokinetics for a subcutaneous formulation of rezafungin. We expect to commence this study in the first quarter of 2019.
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
Cloudbreak Immunotherapy Platform
We continue to advance our Cloudbreak immunotherapy platform, which we believe has broad potential applications across a wide spectrum of infectious diseases, including bacterial, fungal and viral infections.  We believe that our Cloudbreak immunotherapy platform is a fundamentally new approach for the treatment of infectious disease. We have generated preclinical, in vivo proof of concept data in our Cloudbreak antibacterial program and our Cloudbreak antiviral program.
In May 2018, we and Rutgers University were awarded a five year, $5.5 million partnership grant from the U.S. National Institute of Allergy and Infectious Diseases (NAIAD) and the NIH, an agency of the United States Department of Health and Human Services. The grant will fund continued research and development of our Cloudbreak antibody-drug conjugate (ADC) platform to identify novel immunotherapy agents for the treatment and prevention of serious and life-threatening multi-drug resistant (MDR) Gram-negative bacterial infections in high-risk populations. We began work under this grant in July 2018.

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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the phase of development of the product candidates; and

•	the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rezafungin	$6,650	$5,202	$22,025	$18,432
CD101 topical	—	119	—	1,313
Cloudbreak immunotherapy platform	977	731	2,219	2,610
Personnel costs	2,857	2,622	9,354	8,211
Other research and development expenses	794	485	2,498	2,027
Total research and development expenses	$11,278	$9,159	$36,096	$32,593
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
Beneficial conversion feature
For the nine months ended September 30, 2018, we recognized the fair value of an embedded beneficial conversion feature of $10.3 million on the Series X Convertible Preferred Stock issued in connection with the financing transaction that closed on May 23, 2018.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In March 2017, we entered into a Subaward Agreement with CARB-X, under which CARB-X will reimburse us for qualifying development expenses for CD201. In May 2018, we together with Rutgers University were awarded a partnership grant from the U.S. National Institute of Allergy and Infectious Diseases (NAIAD) and the National Institutes of Health (NIH), an agency of the United States Department of Health and Human Services, under which we will be reimbursed for qualifying expenses for the Company's Cloudbreak ADC platform. We reflect the costs reimbursed under these agreements as a reduction of our research and development expenses. See Notes 2 and 8 to our financial statements for additional information.
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
On May 21, 2018, we entered into a securities purchase agreement with certain investors providing for the purchase and sale, in a registered direct offering, of up to an aggregate of $120.0 million of our common stock and preferred stock in three closings. On May 23, 2018, we completed the first closing, which was comprised of 6,185,987 shares of common stock at an offering price of $4.70 per share, 445,231 shares of Series X Convertible Preferred Stock at an offering price of $47.00 per share, and an option fee relating to the third closing paid by the investors for a total of $0.5 million. In a private placement concurrent with the first closing, we also sold warrants to purchase an aggregate of 12,499,997 shares of common stock at $0.125 per warrant share. Net proceeds for the first closing and the concurrent private placement were $49.5 million. We determined that warrants and future closings represented derivative instruments requiring bifurcation under ASC 815. Accordingly, we determined a fair value for each component of the securities purchase agreement and allocated the expected proceeds across each component on a relative fair value basis. Key estimates within the valuation include the expected timing for completion and estimated probability of success of our STRIVE Part B study. See Note 4 of the Notes to the Financial Statements for additional information.
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than our accounting for those items discussed above, there were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018.
RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017	Change
Research and development	$11,278	$9,159	$2,119
General and administrative	3,447	3,090	357
Other income (expense), net	1,106	(8)	1,114
Research and development expenses
Research and development expenses were $11.3 million for the three months ended September 30, 2018, compared to $9.2 million for the three months ended September 30, 2017.  The increase in research and development expense is primarily due to higher clinical expenses associated with the rezafungin STRIVE study and start up activities associated with the ReSTORE and ReSPECT studies, as well as higher personnel costs.
General and administrative expenses
General and administrative expenses were $3.4 million for the three months ended September 30, 2018 and $3.1 million for the three months ended September 30, 2017. The increase in general and administrative expense is primarily due to higher legal and consulting expense.
Other Income (Expense)
Other income during the three month period ended September 30, 2018 related primarily to the $0.9 million change in the fair value of the contingent forward purchase obligations. Other expense during the three month periods ended September 30, 2018 and 2017 also included interest expense incurred in connection with our loan from Pacific Western Bank and income generated from cash held in interest-bearing investments.

Comparison of the nine months ended September 30, 2018 and 2017
The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Research and development	$36,096	$32,593	$3,503
General and administrative	10,591	9,669	922
Other income (expense), net	13	(38)	51
Research and development expenses
Research and development expenses were $36.1 million for the nine months ended September 30, 2018 compared to $32.6 million for the nine months ended September 30, 2017. The increase in research and development expense is primarily due to higher clinical expenses associated with rezafungin, which was partially offset by decreases in CD101 topical expenses due to the discontinuation of that program in February 2017.
General and administrative expenses
General and administrative expenses were $10.6 million for the nine months ended September 30, 2018 and $9.7 million for the nine months ended September 30, 2017. The increase in general and administrative expense is primarily due to higher legal and consulting expense.
Other Income (Expense)
Other income for the nine month period ended September 30, 2018 related primarily to income generated from cash held in interest-bearing investments partially offset by interest expense in connection with our loan from Pacific Western Bank, the change in the fair value of the contingent forward purchase obligation and related issuance costs. Other expense during the nine month period ended September 30, 2017 included interest expense incurred in connection with our loan from Pacific Western Bank and income generated from cash held in interest-bearing investments.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through October 31, 2018, we have received $269.4 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, our initial public offering, our entry into a debt facility in October 2016 with Pacific Western Bank, our October 2016 public offering of common stock, our October 2017 private placement of common stock, sales of common stock under our controlled equity sales agreement, and our May 2018 registered direct offering.
As of September 30, 2018, we had $83.8 million in cash and cash equivalents and $4.5 million in short term investments. The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(43,039)	$(40,418)
Investing activities	9,841	9,254
Financing activities	56,165	73
Net increase (decrease) in cash and cash equivalents	$22,967	$(31,091)
Operating activities
Net cash used in operating activities was $43.0 million for the nine months ended September 30, 2018, compared to $40.4 million for the nine months ended September 30, 2017. The increase in net cash used in operating activities was attributable primarily to our net loss of $46.7 million for the nine months ended September 30, 2018 compared to a net loss of $42.3 million for the nine months ended September 30, 2017. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our primary investing activities during the nine months ended September 30, 2018 and 2017 consisted of purchases and maturities of short-term investments. For the nine months ended September 30, 2018 and 2017, we received proceeds of $24.5 million and $19.3 million, respectively, from the maturity of short-term investments. We purchased approximately $14.5 million and $9.9 million of short-term investments during the nine months ended September 30, 2018 and 2017, respectively.
Financing activities
Net cash provided by financing activities during the nine months ended September 30, 2018 primarily consisted of net proceeds from the sale of common stock, Series X Convertible Preferred Stock, and warrants.
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
Management performed an analysis of our ability to continue as a going concern. We believe, based on our current operating plans, that our existing cash, cash equivalents and marketable securities, potential proceeds from the second and third tranches of our May 2018 registered direct offering, and anticipated interest income will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months.
Our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller companies.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of September 30, 2018, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive and financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since our inception, we have incurred significant operating losses. Our net loss was $46.7 million and $42.3 million for the nine month periods ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $206.4 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, our initial public offering of our common stock, or our IPO, our October 2016 term loan facility with Pacific Western Bank, or Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock, sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity sales agreement with Cantor Fitzgerald & Co., which has since been terminated, and our May 2018 registered direct offering of common stock. We have devoted substantially all of our financial resources and efforts to research and development. We have completed Part A of our STRIVE Phase 2 clinical trial of rezafungin and we are conducting Part B of the STRIVE study, the ReSTORE Phase 3 clinical trial of rezafungin, Phase 1 and non-clinical studies of rezafungin and preclinical studies of our ADCs, and we are planning to conduct a Phase 3 clinical trial of rezafungin for the prevention of invasive fungal infections.  We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through September 30, 2018, our operations have been financed primarily by gross proceeds of approximately $269.4 million from the issuance of convertible debt securities, the sale of shares of convertible preferred stock, the sale of shares of our common stock in our IPO, our October 2016 term loan facility with Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock, sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity sales agreement with Cantor Fitzgerald & Co., which has since been terminated, and our May 2018 registered direct offering of common stock. As of September 30, 2018, we had $83.8 million in cash and cash equivalents and $4.5 million in short term investments.
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as potentially entering into collaborations, strategic alliances and licensing arrangements or receiving government and/or charitable grants or contracts. Other than our term loan facility with Pacific Western and the obligation of the investors from our May 2018 registered direct offering to participate in the second closing after we announce data from Part B of the STRIVE study, each of which is subject to the fulfillment of specified conditions, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets. There can be no assurances that we will be able to enter into contracts with or receive grants from the United States government or charitable organizations to support our programs. The process of obtaining grants and contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each grant or contract. United States government grants and contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. If we receive a United States government grant or contract, we would be required to comply with numerous laws and regulations relating to the formation, administration and performance of the grant or contract, which can make it more difficult for us to retain our rights under such grant or contract and result in increased costs. If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties or by receiving charitable grants, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances, licensing arrangements or government or charitable programs when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
In October 2016, we entered into a loan and security agreement with Pacific Western, or the Loan Agreement, as amended in June 2018 and July 2018, under which we borrowed $10.0 million, subject to certain terms and conditions set forth therein.
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
We have completed three Phase 1 clinical trials of rezafungin, as well as Part A of the STRIVE Phase 2 clinical trial of rezafungin in candidemia and invasive candidiasis.  We are also conducting preclinical studies of antibody-drug conjugates, or ADCs, from our Cloudbreak program for viral infections and infections caused by multidrug-resistant Gram-negative pathogens. Because of the early stage of our development efforts, the timing and costs of the clinical development and regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin and any other product candidates we may develop will depend on many factors, including the following:

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
We plan to conduct an interim futility analysis for our Phase 3 ReSPECT Prophylaxis (Prevention) Trial after primary endpoint data is available for approximately 230 subjects. The futility analysis will be conducted based on conditional power. If the conditional power is below a pre-specified cutoff for both primary endpoints, the study may be stopped for futility. Alternatively, based on the aggregate rate of fungal-free survival at the day 90 visit, we may choose to increase the ReSPECT study's sample size. In addition, based on discussions with current and potential collaborators, we may consider changes to the study design to assess efficacy and safety in alternative or additional populations. These discussions and potential design changes could lead to delays in the commencement and completion of the ReSPECT study.
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
Our ADCs will compete against approved and investigational agents for the treatment or prevention of bacterial and viral infections. We may develop other product candidates from our Cloudbreak immunotherapy platform for the treatment or prevention of invasive bacterial, fungal or viral infections.  We are aware of a number of approved and investigational therapies in these areas.
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
We are developing our ADCs for the treatment of viral infections and multidrug-resistant bacterial infections, including those caused by pathogens harboring the mcr-1 gene. We currently do not have any development candidates from the Cloudbreak platform. Our Cloudbreak immunotherapy platform and other drug discovery efforts may not be successful in identifying additional molecules that could be developed as drug therapies. Our research programs may initially show promise in identifying such potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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
There are a number of incentive programs administered by the FDA and other regulatory bodies to facilitate development of drugs in areas of unmet medical need. Rezafungin received the designations as a Qualified Infectious Disease Product, or QIDP, a fast track product and an orphan drug in the U.S. for the treatment of candidemia and invasive candidiasis Rezafungin also received QIPD and Fast Track designation in the U.S. for the development of rezafungin for the prevention of invasive fungal infections in adults undergoing allogeneic bone marrow transplantation.  We have also either applied for or are planning to seek orphan drug designation for rezafungin for treatment and prophylaxis in Europe. Our product candidates may not qualify for or maintain designations under these or other incentive programs under any of the FDA’s existing or future programs to expedite drug development in areas of unmet medical need. Our inability to fully take advantage of these incentive programs may require us to run larger trials, incur delays, lose opportunities that may not otherwise be available to us, lose marketing exclusivity for which we would otherwise be eligible and incur greater expense in the development of our product candidates.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 27,751,413 shares of common stock outstanding as of September 30, 2018. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3.3(4)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

4.3(4)	Form of Common Stock Purchase Warrant for First Private Placement

4.4(4)	Form of Common Stock Purchase Warrant for Second Private Placement

10.1(5)	Second Amendment to Loan and Security Agreement by and between the Registrant and Pacific Western Bank, dated July 27, 2018.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 21, 2018.
(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on July 31, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: November 8, 2018	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)