Form 10-K
period 2018-12-31
Cidara Therapeutics, Inc.
filed 2019-02-28
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 Per Share; Common Stock traded on the Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 30, 2018, was approximately $139.5 million.
The number of shares of Registrant’s common stock outstanding as of February 20, 2019 was 27,816,014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2018.

CIDARA THERAPEUTICS, INC.

CIDARA THERAPEUTICS, INC.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to fund our working capital requirements;

•	our expected clinical trial designs and regulatory pathways;

•	our ability to obtain and maintain regulatory approval of our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our products that are approved;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our expectations for the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	our ability to use our Cloudbreak platform to identify development candidates, or to expand our Cloudbreak platform to other areas of infective disease;

•	our ability to identify and develop new product candidates;

•	the potential for prophylactic use of any of our product candidates;

•	our ability to retain and recruit key personnel;

•	our financial performance; and

•	developments and projections relating to our competitors or our industry.
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

CIDARA THERAPEUTICS, INC.

PART I
Item 1. Business.
Overview
We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment of diseases that are inadequately addressed by current standard of care therapies. We are developing a pipeline of product and development candidates, with an initial focus on serious fungal infections. Our lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin. Rezafungin is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections.
In addition, our proprietary Cloudbreak® platform is designed to discover compounds that directly kill pathogens and also direct a patient's immune system to attack and eliminate pathogens. Currently, we are using our Cloudbreak platform to develop antibody-drug conjugates, or ADCs, for viral infections, including influenza, and bacterial infections.
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

•
attractive commercial opportunities in certain segments of the market, such as the estimated $4.2 billion global systemic antifungal market in which there is high unmet need, high mortality rate and few new agents in development.

Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the treatment and prevention of serious, invasive fungal infections. These infections include candidemia and invasive candidiasis, which are fungal infections associated with high mortality rates.
STRIVE clinical trial
In March 2018, we reported topline results from Part A of our global, randomized Phase 2 clinical trial of rezafungin, called the STRIVE trial. In STRIVE Part A, patients were randomized to one of two rezafungin arms or to the caspofungin arm. In the two rezafungin arms of the trial, patients received either 400 mg of rezafungin administered intravenously once weekly for two to four weeks (Group 1) or 400 mg for the first week followed by 200 mg once weekly for one to three weeks, for a total of two to four weeks (Group 2). In the comparator arm (Group 3), patients received daily caspofungin administered intravenously according to the approved prescribing information, with an optional step down to oral fluconazole. STRIVE Part A met its primary objectives related to tolerability and safety of rezafungin in the treatment of candidemia/invasive candidiasis, and rezafungin was generally well-tolerated at both dosing regimens.
Data from this trial indicated that a 400mg / 200mg dosing regimen of rezafungin had a higher rate of Clinical Cure by PI Assessment at Day 14 (86%) and a lower All Cause Mortality at Day 30 (3%) when compared with once daily Caspofungin (71% and 11%, respectively).
Cloudbreak Platform
We believe our Cloudbreak platform is a fundamentally new approach for the treatment of infectious disease, and may have broad potential applications across a wide spectrum of infectious diseases, including viral and bacterial infections. The lead program is focused on the treatment and prevention of the influenza virus. We have generated preclinical, in vivo proof of concept data in both our Cloudbreak antiviral and antibacterial programs.

CIDARA THERAPEUTICS, INC.

Our Strategy
Our objective is to become the leading biotechnology company in the discovery, development and commercialization of novel, best-in-class anti-infectives. Key elements of our strategy include:

•	Rapidly advance rezafungin to commercialization. We plan to leverage the favorable regulatory environment for anti-infectives to expedite the development of rezafungin.

•
Develop our Cloudbreak antiviral program in influenza. We expect to nominate a development candidate for influenza in the first quarter of 2019. We will also continue to establish intellectual property related to the Cloudbreak platform, its applications and development candidates.

•
Commercialize products in the United States with a targeted sales force. The anti-infectives market benefits from an ability to address large sales opportunities with a relatively small, specialized commercial organization. We currently intend to build and manage a targeted sales and marketing organization to commercialize our products in the United States, addressing the relatively small base of well-defined customers for the treatment and prevention of serious infections in both the hospital and outpatient settings. In geographies outside the United States, we may seek to collaborate with other parties to commercialize our products.

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
Overview of Systemic Fungal Infections and the Antifungal Market
Fungal infections pose significant medical challenges in both the hospital and outpatient settings. While fungi are ubiquitous in our environment, they are usually harmless for people with a normal immune system. If fungi access and proliferate in the bloodstream, these infections become systemic and potentially life-threatening. Risk factors for systemic fungal infections include recent gastrointestinal surgery, broad-spectrum antibiotic use, central vascular catheter placement, use of total parenteral nutrition, renal failure, solid organ transplantation, bone marrow transplantation, and other forms of immune suppression.
We estimate that the annual worldwide sales of prescription systemic antifungals are approximately $4.2 billion. This includes therapies used as prophylaxis (preventive) in the inpatient and outpatient setting, therapies used for the treatment of hospitalized patients, and therapies used for the treatment of patients who are being discharged from the hospital.
The majority of invasive fungal infections are caused by two fungi, Candida and Aspergillus. We estimate that approximately 97,000 Americans may die from invasive fungal infections each year. Approximately 90 percent of all reported fungal related deaths result from a few common fungi, including Candida, Aspergillus and Pneumocystis. Systemic Candida infections include candidemia and invasive candidiasis. In a 2014 study in the New England Journal of Medicine, candidemia was shown to be the most common cause of healthcare-acquired bloodstream infections in the United States.
Despite advances achieved in the diagnosis and treatment of candidemia, these infections continue to cause high mortality rates. According to a study published in Clinical Infectious Disease (2009), candidemia has a crude mortality rate of 35% within 12 weeks of diagnosis. By contrast, the CDC reports that the mortality rate due to methicillin-resistant staphylococcus aureus, or MRSA, infections is 13%. Further, it is estimated that each case of candidemia results in an additional 23 days of hospitalization and over $68,000 in additional treatment costs.
Physicians’ options for the treatment of fungal infections are limited by a lack of innovative therapies. Several factors have contributed to the low rate of antifungal drug development, including a previously challenging regulatory environment that necessitated large and costly clinical trials. As a result of this regulatory environment and other factors, the number of antifungals in development has decreased, while anti-microbial resistance has increased.
The current treatment alternatives for systemic fungal infections, including polyenes, azoles and currently-approved echinocandins, have limitations that we believe may be addressed by novel antifungals. While these drugs have proven to be efficacious in many patients, mortality rates remain high, and the polyenes and azoles may cause severe side effects warranting discontinuation and are known to cause changes in a drug's effect on the body when taken together with a second drug, or drug-drug interactions.

CIDARA THERAPEUTICS, INC.

Echinocandins, introduced in 2001, are increasingly recommended for the treatment of fungal infections in the United States. In December 2015, the Infectious Diseases Society of America, or the IDSA, released new clinical guidelines that recognize the important role of echinocandins in the initial treatment of invasive fungal infections. The guidelines recommend a shift to echinocandins as first-line treatment for candidemia and invasive candidiasis.
The currently approved echinocandins include caspofungin, micafungin, and anidulafungin, and are considered both well tolerated and safe relative to other antifungal drug classes. However, they must be administered daily by intravenous infusion, potentially extending the hospitalization of patients for the duration of therapy and limiting their use mainly to the hospital setting. Despite this limitation, the use of echinocandins in the outpatient setting is growing at approximately ten percent per year, and the total days of therapy for this class are shifting from inpatient to outpatient therapy. This trend is reflective of an increased need for broad spectrum Candida coverage, increasing azole resistance and complications due to the complexity of patients, and a financial incentive to discharge patients earlier to reduce hospital costs.
The U.S. Centers for Disease Control and Prevention, or CDC, reports that certain species of Candida are becoming increasingly resistant to available antifungals, such as azoles and approved echinocandins. Widespread usage of antifungals in the azole class, in particular, has stimulated an increase in resistance.  Non-albicans Candida, which have a higher rate of azole resistance, now cause approximately two-thirds of candidemia cases in the United States. In a recent study of cancer patients with Candida infections from MD Anderson Cancer Center, patient prognosis was inversely correlated with a patient's fungal infection's resistance to caspofungin. Patients infected with the most drug-sensitive strains had a 28-day survival rate of 75% compared to only 25% for those with caspofungin-resistant strains.
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
When a fungus starts to develop resistance to a drug, the minimum inhibitory concentration, or MIC, rises, which means that a higher drug exposure will be required in order for the drug to have the same efficacy as it has against sensitive strains. Having a C max and an AUC that are far greater than the starting MIC provides the best chance of treating infections caused by strains resistant to other antifungals, including other echinocandins. Additionally, the EU label for caspofungin requires higher doses in obese patients. A recent analysis found that micafungin, the market leader in the United States, achieves 85% - 88% target attainment [against C. glabrata MIC97 of 0.06 mg/L] when given at the higher dosing regimen of 200 mg followed by 150 mg, daily but achieves only 10% - 50% with its approved dose of 100 mg once daily. These factors suggest the pharmacokinetics of the currently approved echinocandins are not optimal.
Despite the widespread continued use of each class of antifungals, we believe that market opportunities exist for novel therapeutics which combine the spectrum and safety of the echinocandins, while improving pharmacokinetic characteristics to enable enhanced efficacy and convenience.
Our Solution—Rezafungin for the Treatment and Prevention of Serious Fungal Infections
Due to its novel chemical structure, rezafungin has a prolonged half-life, a high Cmax and a high AUC. In addition, rezafungin was tested in vitro against 27 echinocandin-non-susceptible Candida isolates and demonstrated equivalent or greater potency against these strains compared to caspofungin, with up to eight-fold greater potency for several isolates. Rezafungin was also tested in vitro against 100 isolates of Candida auris, a highly resistant emerging strain, including eight isolates that were resistant to other echinocandins, and showed equivalent or better potency (up to 64-fold) than the currently available echinocandins against the echinocandin-resistant strains.
These factors are in contrast to all other echinocandins, and we believe they can allow rezafungin to be developed as a once-weekly intravenous therapy for the treatment and prevention of systemic fungal infections. We are developing rezafungin to overcome the limitations of the echinocandin class and other antifungals by offering the following key benefits.

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

•
Single-agent treatment. Rather than treating patients with an echinocandin followed by an oral azole solely to enable earlier hospital discharge, rezafungin would enable extended single-agent intravenous echinocandin treatment for the full course of therapy, thereby enabling treatment that is consistent with current guidance in the United States and European Union.

•
Shorter and less costly hospital stays, and lower outpatient costs. Physicians with access to a once-weekly intravenous echinocandin can potentially discharge appropriate patients earlier and thereby reduce hospital

CIDARA THERAPEUTICS, INC.

costs, which we believe may account for over 80% of the overall treatment cost of candidemia.  Furthermore, early discharge from the hospital setting may reduce the risk for contracting nosocomial infections.  For patients discharged on an intravenous echinocandin, once-weekly rezafungin could eliminate significant outpatient infusion costs for once-daily intravenous echinocandin therapy.

•
Improved compliance. A once-weekly treatment of rezafungin could facilitate compliance by eliminating the need for patients to return to a hospital or outpatient center for a daily dose of an intravenous echinocandin, and could eliminate the likelihood of patient non-compliance for those receiving oral step down therapy with a daily azole.

•
Enabling or improving prophylaxis regimens. Some patients cannot receive azole or trimethoprim-sulfamethoxazole prophylactic therapy due to drug interactions or poor tolerability. We expect that once weekly rezafungin therapy could provide for better prophylactic therapy on an inpatient and outpatient basis, particularly for these patients.

The FDA has granted rezafungin designations for orphan drug and Qualified Infectious Disease Product, or QIDP for the treatment of candidemia and invasive candidiasis. The QIDP designation, provided under the Generating Antibiotic Incentives Now Act, or the GAIN Act, offers certain incentives for the development of new antibacterial or antifungal drugs, including eligibility for fast track designation, priority review and, if approved by the FDA, eligibility for an additional five years of marketing exclusivity. Fast track designation may enable more frequent interactions with the FDA to expedite drug development and review. The seven-year period of marketing exclusivity provided through orphan designation combined with an additional five years of marketing exclusivity provided by the QIDP designation positions rezafungin with a total of 12 years of potential marketing exclusivity to be granted at the time of FDA approval. The orphan drug designation provides eligibility for seven years of market exclusivity in the United States upon FDA approval, a waiver from payment of user fees, an exemption from performing clinical studies in pediatric patients, and tax credits for the cost of the clinical research. We have also received QIPD and Fast Track designations for rezafungin for prophylactic use. We plan to seek orphan drug designation for rezafungin for prophylactic use in the United States and Europe.
Rezafungin Clinical Results
STRIVE Part A
In March 2018, we reported topline results from Part A of our global, randomized Phase 2 clinical trial of rezafungin, called the STRIVE trial.
STRIVE is an international, multicenter, double-blind clinical trial evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin compared to once-daily dosing of caspofungin in patients with candidemia and/or invasive candidiasis. In Part A, patients were randomized to one of two rezafungin arms or to the caspofungin arm. In the two rezafungin arms of the trial, patients received either 400 mg of rezafungin administered intravenously once weekly for two to four weeks (Group 1) or 400 mg for the first week followed by 200 mg once weekly for one to three weeks, for a total of two to four weeks in total (Group 2). In the comparator arm (Group 3), patients received daily caspofungin administered intravenously according to the approved prescribing information, with an optional step down to oral fluconazole. The STRIVE trial results we reported include efficacy data from 92 treated patients (the microbiological intent-to-treat, or mITT, population) and safety and tolerability results from 104 patients, from 31 trial sites in North America and Europe. The trial was not statistically powered to demonstrate superiority or non-inferiority and therefore comparisons of efficacy are directional.
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

CIDARA THERAPEUTICS, INC.

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

Rezafungin was generally well-tolerated at both dosing regimens. Treatment Emergent Adverse Events, or TEAEs, were observed in most patients, with an incidence of 88.6 percent in Group 1, 94.4 percent in Group 2, and 81.8 percent in Group 3.
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
Phase 1 SAD / MAD Trials
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
For both Phase 1 SAD and MAD trials, there were no serious adverse events, or SAEs, severe TEAEs, or relationships for overall TEAEs. The majority of TEAEs were mild, and all TEAEs completely resolved by the end of the study. There were no drug-related TEAEs resulting from clinically significant hematology or clinical chemistry laboratory abnormalities at any dose. In addition, there were no safety issues related to electrocardiograms, vital signs, or physical exam findings.
The clinical results of these Phase 1 trials demonstrated that a single dose of rezafungin is sufficient drug exposure for a period of seven days. In contrast, a single dose of anidulafungin provides sufficient drug exposure for only one day. Rezafungin has the potential to be safely developed as a once-weekly intravenous drug for the effective and convenient treatment and prevention of serious, invasive fungal infections in the inpatient or outpatient settings.
In addition, rezafungin demonstrated a Cmax and an AUC significantly higher than other approved echinocandins. Based on the higher drug exposure demonstrated by rezafungin early in the course of therapy and high, sustained tissue concentration at the site of infection, we believe that rezafungin can be used to treat some fungal infections caused by less susceptible fungi, including some of those currently resistant to echinocandins. We expect that this higher exposure and enhanced tissue penetration early in the course of disease will improve outcomes in infections caused by both resistant as well as non-resistant pathogens.

CIDARA THERAPEUTICS, INC.

Phase 1 DDI Study
In May 2018, we obtained data from our Phase 1 Drug-Drug Interaction study, or DDI study, to evaluate the potential effects of rezafungin on other drugs. We evaluated the pharmacokinetics, or PK, of several drug combinations with and without rezafungin. The results suggested no clinically significant drug-drug interactions with any of the drugs tested including: tacrolimus, repaglinide, metformin, rosuvastatin, pitavastatin, caffeine, efavirenz, midazolam and digoxin. Together with in vitro experiments, we do not expect drug-drug interactions for rezafungin via common drug metabolism or transport pathways.
Phase 1 QT Trial
In March 2018 we announced the results of our definitive Phase 1 QT clinical trial of rezafungin. The QT clinical trial was a Phase 1, single-center, randomized, comparative study of the effect of single-ascending doses of rezafungin, intravenous placebo, and a single oral dose of moxifloxacin (positive control) in healthy adult subjects. The primary objective was to assess the effects of rezafungin on QT interval. Secondary objectives included assessments of other cardiac conduction parameters, including PR intervals, QRS intervals and heart rate. The results of the trial indicated that rezafungin in single intravenous doses up to 1400 mg had no significant effect on QT prolongation or on any of the other cardiac conduction parameters tested.
Clinical Development Plan
Based on the STRIVE Part A trial results, we have initiated our ReSTORE Phase 3 clinical trial of rezafungin, and continue to discuss with regulatory authorities our plans for the design and initiation of our second Phase 3 trial, the ReSPECT Phase 3 clinical trial.

•
Phase 3 ReSTORE Treatment Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. The design is similar to the STRIVE trial, except that the only rezafungin dosing regimen that will be studied is 400 mg for the first week followed by 200 mg once weekly for up to four weeks in total, in comparison to caspofungin in a 1:1 randomization regime. The primary efficacy outcome for the FDA is all-cause mortality at day 30, and the primary efficacy outcome for the EMA is global response (clinical, radiological, and mycological response) at day 14. We expect this trial to enroll approximately 184 mITT patients. This trial began in the third quarter of 2018 and we expect to produce topline results in mid-2020.

With the expected size of the ReSTORE trial, we estimate that the total number of patients exposed to our selected dose and duration of rezafungin treatment will be less than the target safety database of 300 patients. For this reason, as well as to maintain enrollment momentum before the start of the Phase 3 trial, we are continuing enrollment at several STRIVE trial sites. This continuation of the STRIVE trial, which we call STRIVE Part B, will evaluate the 400mg/400mg and 400mg/200mg doses selected from the initial portion of the STRIVE trial in comparison to caspofungin in a 1:1 randomization regime. We expect to announce topline results of Part B in mid-2019.

•
Phase 3 ReSPECT Prophylaxis (Prevention) Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Subject to approval of the Phase 3 trial by the U.S. and E.U. regulatory authorities, rezafungin will be dosed once weekly and compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for the FDA is expected to be fungal-free survival at day 90. The primary efficacy outcome for the EMA is expected to be prophylaxis success at day 90. We expect this trial to enroll approximately 462 patients. We plan to conduct an interim futility analysis after primary endpoint data is available for approximately 50% of the trial's subjects, which we expect to be in mid-2020. Based on these considerations and assuming the successful outcome of ongoing discussions with regulatory authorities, we anticipate commencing the trial in the first half of 2019 and to announce topline results in the first quarter of 2021.

We also plan to conduct a trial with the NIH to evaluate safety, tolerability, and pharmacokinetics for a subcutaneous formulation of rezafungin. We expect to commence this trial in the first half of 2019.
Cloudbreak Platform
We believe that our Cloudbreak platform is a fundamentally new approach for the treatment of infectious disease that, in a single molecule, pairs potent antimicrobials with agents that direct the immune system to destroy microbial pathogens. The design of the Cloudbreak platform recognizes that infectious disease is often due to a temporary deficiency in the function of the immune system to address potentially life-threatening infections. Our Cloudbreak molecules are designed to address this deficiency by directly acting against the pathogen while recruiting components of the patient’s immune

CIDARA THERAPEUTICS, INC.

system to the site of infection, enabling more effective treatment. Similar to the way that immunotherapy has the potential to transform the treatment of cancer by redirecting the immune system to destroy cancer cells, we believe that our Cloudbreak platform has the potential to transform the treatment of infectious disease caused by a variety of bacterial, fungal and viral pathogens.
Cloudbreak has the potential to incorporate both small and large molecule approaches. In either case, the Cloudbreak candidates would attack pathogens via two routes consisting of a targeting moiety, or TM, that binds a conserved cell surface target and an effector moiety, or EM, that engages and directs the immune system. The coupling of the TM to the EM results in a bispecific molecule with intrinsic antimicrobial activity that can also direct the immune system specifically to the targeted pathogen.
Our Cloudbreak development candidates have the potential to feature the following attributes:

•	small or large molecule components with antimicrobial activity that bind conserved targets on the surface of the pathogen;

•
selective binding to pathogens to amplify their immunogenicity (recognition by the immune system) and thereby efficient recruitment of the innate and adaptive immune system to assist in the rapid eradication of the pathogen;

•	use as adjunctive therapy along with standard of care regimens; and

•	broad applicability in the treatment and prevention of infectious diseases.
We have generated preclinical in vitro and in vivo proof of concept data in both our Cloudbreak antiviral and antibacterial programs. Below we discuss the results of our Cloudbreak antiviral program for influenza.
Cloudbreak Antiviral Program
Influenza, or flu, is a respiratory infection caused by influenza viruses. The flu virus can cause mild to severe illness, and at times can lead to death. Young children, adults older than 65 years, pregnant women and immunocompromised patients are more prone to infection, but even healthy people are at risk of infection with seasonal flu. In 2017, the CDC estimated that between 291,000 and 646,000 people worldwide die from influenza each year.
In the U.S., the CDC estimated that during the 2017-18 flu season almost 50 million people became ill from the flu, resulting in approximately one million hospitalizations and $10.4 billion per year in direct medical expenses and an additional $16.3 billion per year in lost earnings. The CDC also estimated that almost 80,000 people died during the 2017-18 flu season, which makes it one of the most severe in recent history.
The primary preventive measure to protect against flu is the seasonal vaccine. However, in recent years the efficacy of the vaccine has varied, with recent studies estimating that the flu vaccine reduces the risk of flu illness by between 38% and 62%, depending on the virus strain and age and health of the recipient, among other factors. In years when the seasonal vaccine results in sub-optimal protection, more patients are at higher risk for serious complications resulting from the flu. Vulnerable patient populations must then rely upon therapeutic options.
Older antiviral medications, such as amantadine and rimantadine, are no longer recommended for use because of high levels of resistance. Currently, four antiviral drugs are recommended by the CDC for treating the flu:

•	oseltamivir phosphate (Tamiflu®)

CIDARA THERAPEUTICS, INC.

•	zanamivir (Relenza®)

•	peramivir (Rapivab®)

•	baloxavir marboxil (Xofluza™)
The above list includes neuraminidase inhibitors and the recently approved cap-dependent endonuclease inhibitor, baloxavir. These molecules have one or more of the following limitations: short half-life; high susceptibility to resistance; multi-dose regimens; and dosing route limitations. The current therapies should be administered within 48 hours of symptom onset to be effective.
Pre-Clinical Studies of CB-012 for Flu
We plan to develop novel ADCs that provide a direct and sustained antiviral effect and engage the immune system for additional potency. We have run multiple studies to test the efficacy of CB-012, one of several potential Cloudbreak flu antivirals we are evaluating, and initial results indicate it may have efficacy in both the treatment and prophylaxis settings.
In Vitro Studies Measuring CB-012 Potency Against Multiple Flu Strains
We evaluated CB-012 in vitro for its ability to inhibit viral replication in a human epithelial cell line versus a range of seasonal and pandemic Influenza A strains, including H1N1, H3N2 and H5N1, as well as Influenza B. CB-012 showed potent activity against all of the strains tested, including influenza B, which is less sensitive to oseltamivir phosphate.
In Vivo Studies Measuring CB-012 Potency Against Multiple Flu Strains in Lethal Infection Models
We evaluated CB-012 in vivo in lethal mouse models of H1N1 and H3N2 compared to oseltamivir phosphate. CB-012 provided 100% protection against both H1N1 and H3N2 using single, low doses, while oseltamivir phosphate required twice daily dosing for 5 days to protect 100% and 80% of mice from death in the H1N1 and H3N2 models, respectively. CB-012 was able to provide the same protection as oseltamivir phosphate in these models at approximately 1/500th to 1/1000th the cumulative dose.
In both studies, we also measured the average body weights of the mice over time to support the survival data with CB-012. The CB-012 dosed mice maintained stable body weights over the 14 day course of the experiment demonstrating the potency of CB-012 at low doses and the potency and tolerability of CB-012 at high doses. The mice dosed with oseltamivir phosphate showed approximately 10% loss of body weight upon discontinuation of treatment after the five-day treatment cycle, suggesting that the influenza virus was not eradicated upon cessation of treatment. Body weights for the mice dosed with oseltamivir phosphate recovered as their immune system overcame the disease.
Additional pre-clinical toxicity studies in rats indicate the potential for a broad safety margin for CB-012 with no signs of acute or chronic toxicity at over 100-fold the efficacious dose in prophylactic efficacy models.
In Vivo Study Evaluating CB-012 as a Long-Acting Prophylactic Agent Against Flu
We tested mean plasma concentrations of CB-012 in mice and based on the long half life we observed, we evaluated CB-012 in vivo in a lethal mouse model of H1N1 by administering CB-012 to the mice 28 days before we administered the flu challenge. CB-012 provided 100% protection from mortality across a broad range of dose levels, demonstrating its potential suitability as a long-acting prophylactic agent.
In Vivo Study Measuring CB-012 Treatment Window Against Flu
We evaluated CB-012 and oseltamivir phosphate in vivo in a lethal mouse model of H1N1 by challenging the mice with flu and then administering antiviral treatment at different time periods after challenge. CB-012 and oseltamivir phosphate both provided 100% protection against flu when dosed up to 24 hours post-infection. However, when anti-viral treatment was administered at 48- and 72-hours post-infection, a single dose of CB-012 was more effective at reducing mortality than multiple doses of oseltamivir phosphate, even though the single dose of CB-012 was substantially lower than the cumulative dose of oseltamivir phosphate.
Potential Advantages of Cloudbreak Antibody-Drug Conjugates
Based on our pre-clinical studies and the inherent mode of action, the ADCs we are evaluating may offer several potential advantages over vaccines, small molecule antiviral treatments, and monoclonal antibodies.
Long-acting: A single dose may provide months of protection from flu, with antibody-like half-life.

CIDARA THERAPEUTICS, INC.

Broad Coverage: While estimates of the efficacy of the flu vaccine have ranged from 10% to 60% for the past 14 flu seasons, the ADCs may provide broad coverage against seasonal and pandemic Influenza A and seasonal Influenza B viruses, including oseltamivir phosphate-resistant viruses.
Potent TM Activity: ADCs may protect immune-compromised patients who cannot mount a sufficient immune response to a vaccine.
Superior Resistance Profile: ADCs are expected to be less prone to resistance because they target highly conserved regions of the virus and have bi-functional modality. For example, H3N2 is poorly covered by the seasonal flu vaccine due to the fact that it rapidly mutates. According to the CDC, vaccine efficacy rates are less than 30% against H3N2.
Manufacturing: ADCs may be more reliable to manufacture than the current vaccine manufacturing processes.
Cloudbreak Antibacterial Program
In May 2018, we and Rutgers University were awarded a five year, $5.5 million partnership grant from the U.S. National Institute of Allergy and Infectious Diseases, or the NIAID. The grant will fund continued research and development of our Cloudbreak antibacterial program to identify novel immunotherapy agents for the treatment and prevention of serious and life-threatening multi-drug resistant Gram-negative bacterial infections in high-risk populations. We began work under this grant in July 2018 but have not recognized any potential reimbursements for the year ended December 31, 2018 as the subaward agreement between us and Rutgers University has not yet been executed.
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
Intellectual Property
The proprietary nature of, and protection for, rezafungin, our ADCs, our Cloudbreak platform, our processes and our know-how are important to our business. We seek to protect our proprietary position through patent protection in the United States and internationally where available and when appropriate. Our policy is to pursue, obtain, maintain and defend patent rights, developed internally and/or potentially licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our inventions, improvements and technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors-Risks Related to Our Intellectual Property.”
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
We have established, and will continue to build, proprietary positions for rezafungin, any other product candidates and technology in the United States and abroad. As of February 28, 2019, our patent portfolio included 13 families of patents and patent applications related to various aspects of rezafungin, and nine families of patent applications related to our Cloudbreak platform.
For our issued patents related to rezafungin, we expect the last to expire in 2033, excluding any additional term for patent term adjustments or applicable patent term extensions.

CIDARA THERAPEUTICS, INC.

With respect to our Cloudbreak platform, any patents that result from our currently pending applications would be expected to expire between 2037 and 2039, excluding any additional term for patent term adjustments or applicable patent term extensions.
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
Rezafungin will primarily compete with antifungal classes for the treatment of candidemia and invasive candidiasis, which include polyenes, azoles and echinocandins. The approved branded therapies for this indication include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.) and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). There will be generic versions of one or more of the current echinocandins available at the time of rezafungin regulatory approval, which will create added competition. In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that rezafungin will compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078, which is being developed by Scynexis, Inc.
We expect that any antiviral drug candidates developed through our Cloudbreak antiviral program for influenza will compete against approved and investigational agents for the treatment of viral influenza infections, including neuraminidase inhibitors such as Tamiflu, Relenza, and Peramivir, and endonuclease inhibitors such as Xofluza. We intend to develop other product candidates through our Cloudbreak platform for the treatment of invasive infections. We are aware of a number of approved and investigational therapies in these areas.
Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. These same competitors may invent technology that competes with our Cloudbreak platform.
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
We expect any treatments that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

CIDARA THERAPEUTICS, INC.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, we expect that our products, if approved, will be priced at a significant premium over competitive generic products and our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.
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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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
Pediatric Exclusivity and Pediatric Use
Under the Best Pharmaceuticals for Children Act, or the BPCA, certain drugs may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, or a Written Request, relating to the use of the active moiety of the drug in children. The FDA may issue a Written Request for studies on unapproved or approved indications, but it may not issue a Written Request where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may not produce health benefits in that population.
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

CIDARA THERAPEUTICS, INC.

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
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with the product's FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability.
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
The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item, good, facility or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, but the exceptions and safe harbors are drawn narrowly and practices that involve remuneration that are alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal healthcare program anti-kickback statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal healthcare program anti-kickback statute has been violated. Additionally, the intent standard under the federal healthcare program anti-kickback statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal healthcare program anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
Federal false claims laws, including the federal civil False Claims Act, and civil monetary penalties laws, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws.
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal civil and criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or

CIDARA THERAPEUTICS, INC.

fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal healthcare program anti-kickback statute, the Affordable Care Act amended the intent standard for certain healthcare fraud under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
Additionally, the federal Physician Payments Sunshine Act, created under the Affordable Care Act, and its implementing regulations, require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually certain ownership and investment interests held by physicians and their immediate family members.
The majority of states also have statutes or regulations similar to the aforementioned federal fraud and abuse laws, some of which are broader in scope and apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities, marketing expenditures, or drug pricing. Certain state and local laws also require the registration of pharmaceutical sales representatives.
If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to potentially significant criminal, civil and administrative penalties, damages, fines, disgorgement, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, exclusion from participation in government healthcare programs, as well as contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
For example, implementation of the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The Affordable Care Act,

CIDARA THERAPEUTICS, INC.

among other things, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since its enactment there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the Affordable Care Act, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increased, effective January 1, 2019, the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. In July 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace Affordable Care Act will impact Affordable Care Act.
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
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. At the federal level there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal healthcare program anti-kickback statute discount safe harbor for the purpose of reducing the cost of drug

CIDARA THERAPEUTICS, INC.

products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
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
Employees
As of February 15, 2019, we had 68 total employees, all of whom were full-time employees, and 21 of whom hold Ph.D. or M.D. degrees, 50 of whom were engaged in research and development activities and 18 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
Facilities
We lease a 29,638 square foot facility in San Diego, California for administrative and research and development activities. Our lease expires on December 31, 2021 and we have two individual two-year extension option rights. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.
Corporate Information
We were incorporated in Delaware as K2 Therapeutics, Inc. in December 2012. In July 2014, we changed our name to Cidara Therapeutics, Inc. Our principal executive offices are located at 6310 Nancy Ridge Drive, Suite 101, San Diego, California 92121, and our telephone number is (858) 752-6170.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in April 2015, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, or (2) the date on which we have

CIDARA THERAPEUTICS, INC.

issued more than $1 billion in non-convertible debt during the prior three-year period. References to “emerging growth company” in this Annual Report have the meaning associated with it in the JOBS Act.
We formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing our product candidates in Europe.
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
Available Information
We make available free of charge on or through our internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We also regularly post copies of our press releases as well as copies of presentations and other updates about our business on our website. Our website address is www.cidara.com. The information contained in or that can be accessed through our website is not part of this Annual Report on Form 10-K. Information is also available through the Securities and Exchange Commission’s website at www.sec.gov.
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
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of rezafungin, currently in Phase 3 clinical development, and we also are very early in our development efforts from our Cloudbreak programs, neither of which may be successful.
We have completed four Phase 1 clinical trials of rezafungin, as well as Part A of the STRIVE Phase 2 clinical trial of rezafungin for the treatment of candidemia and invasive candidiasis.  We are currently conducting an additional Phase 1 clinical trial of rezafungin, Part B of the STRIVE Phase 2 clinical trial of rezafungin and the ReSTORE Phase 3 clinical trial of rezafungin for treatment of candidemia and invasive candidiasis. Assuming the successful outcome of ongoing discussions with regulatory authorities, we anticipate commencing the ReSPECT Phase 3 clinical trial of rezafungin for prophylaxis in the first half of 2019. We are also conducting preclinical studies of ADCs in our Cloudbreak programs for viral infections and infections caused by multidrug-resistant Gram-negative pathogens. Our assumptions about why rezafungin is worthy of future development, as well as our assumptions about the market for rezafungin or any potential products from our Cloudbreak programs, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, and the regulatory paths for marketing approvals for our products remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin and any other product candidates we may develop will depend on many factors, including the following:

•	successful completion of preclinical studies;

•	successful enrollment in, and completion of, clinical trials;

•	agreement with regulatory authorities on study design and other requirements for study initiation;

•	demonstrating safety and efficacy;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and technologies;

CIDARA THERAPEUTICS, INC.

•	launching commercial sales of the product candidates, if and when approved, whether alone or selectively in collaboration with others;

•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the products following approval; and

•	enforcing and defending intellectual property rights and claims.
If we do not accomplish one or more of these goals in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would harm our business.
If clinical trials for rezafungin or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A delay in starting or completing our clinical trials would materially impact our timelines and our ability to complete development of our product candidates in a timely manner or at all. For example, our ability to commence our ReSPECT Phase 3 clinical trial for prophylaxis in the first half of 2019 or at all is dependent on the successful outcome of our ongoing discussions with regulatory authorities.
A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial. For example, although Part A of the STRIVE Phase 2 clinical trial met its primary objectives related to tolerability and safety of rezafungin in the treatment of candidemia and invasive candidiasis, this does not guarantee success in the ongoing Part B of the STRIVE Phase 2 clinical trial, in our ReSTORE Phase 3 clinical trial for treatment or our planned ReSPECT Phase 3 clinical trial for prophylaxis.
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
We do not know whether our planned clinical trials, such as our ReSPECT Phase 3 clinical trial for prophylaxis, will begin on time or whether our ongoing or planned clinical trials will be completed on schedule, or at all. We may experience numerous unforeseen events in preparation for, during, or as a result of our clinical trials that could delay or prevent our ability to commence or complete our clinical trials, which could then delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial on our expected timeline or at all or conduct a clinical trial at a prospective trial site or in a given country;

•	regulators may disagree with our interpretation of preclinical data, which may impact our ability to commence our trials on our expected timeline or at all;

•	regulators may require that trials or studies be conducted, or sized or otherwise designed in ways, that were unforeseen in order to begin planned studies or to obtain marketing authorization;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

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

CIDARA THERAPEUTICS, INC.

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•
regulators, institutional review boards or the Data Safety Monitoring Board assembled by us to oversee our rezafungin clinical trials may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks due to serious and unexpected side effects;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the FDA or comparable foreign regulatory authorities could require that we perform more studies than, or evaluate clinical endpoints other than, those that we currently expect;

•
the supply of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be delayed or insufficient, or the quality of such materials may be inadequate; and

•	we may be required to delay or terminate studies due to financial constraints.
We plan to conduct an interim futility analysis for our ReSPECT Phase 3 clinical trial for prophylaxis after primary endpoint data is available for approximately 50% of the total subjects we intend to enroll. The futility analysis will be conducted based on conditional power. If the conditional power is below a pre-specified cutoff for both primary endpoints, the study may be stopped for futility.
We are also in discussions with regulatory authorities about the final trial design of and other matters related to our ReSPECT Phase 3 clinical trial for prophylaxis. These discussions and potential design changes could lead to delays in the commencement and completion of the ReSPECT trial, or may result in the trial not proceeding at all.
If we are required to conduct additional clinical trials or other tests of our product candidates beyond those that we currently contemplate, if we are unable to complete clinical trials of our product candidates or other tests successfully or in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements;

•	be subject to significant restrictions on reimbursement from public and/or private payors; or

•	have the product removed from the market after obtaining marketing approval.
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
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States or if we do not believe that the number of patients required by such regulatory authorities in any clinical trial can be enrolled in a reasonable timeframe. In addition, some of our competitors may have ongoing or new clinical trials for product candidates that would treat the same indications as our product candidates or be used in the same patients and, therefore, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

•	severity of the disease under investigation;

•	availability, safety and efficacy of approved medications or other investigational medications being studied clinically for the disease under investigation;

•	eligibility criteria for the trial in question;

CIDARA THERAPEUTICS, INC.

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
We have limited financial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential than opportunities we pursue. For example, because we believe that an NDA filing for rezafungin for prophylaxis can be supported by one Phase 3 trial in prophylaxis, together with the data from our Phase 3 clinical trial in the treatment of candidemia and invasive candidiasis and the remainder of our rezafungin treatment program, if financial constraints require us to choose between our planned rezafungin treatment and prophylaxis programs, we may be required to choose our treatment program and forego or delay our prophylaxis program.
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

CIDARA THERAPEUTICS, INC.

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
If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community for us to achieve commercial success. If our product candidates do not achieve an adequate level of acceptance, we may not generate sufficient product revenue to become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative therapies;

•	the size of the markets in the countries in which approvals are obtained;

•	terms, limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;

•	our ability to offer any approved products for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies or dosing regimens;

•	the willingness of physicians to prescribe these therapies and, in the case of rezafungin, transition to a once-weekly dosing regimen from traditional once-daily dosing;

•	the strength of marketing and distribution support;

•	the success of competing products and the marketing efforts of our competitors;

•	sufficient third-party payor coverage and adequate reimbursement; and

•	the prevalence and severity of any side effects.
If, in the future, we are unable to establish sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates, if and when they are approved.
We do not have a sales or marketing infrastructure. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties.
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

CIDARA THERAPEUTICS, INC.

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
We expect that rezafungin will primarily compete with certain antifungal classes of drugs, which include polyenes, azoles and echinocandins. Approved branded echinocandin antifungal therapies include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.), Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). We expect that there will be generics of all of the current echinocandins available at the time of rezafungin market approval, which will create added competition.  In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that rezafungin will compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078 (being developed by Scynexis, Inc.).
We expect that any influenza product candidates developed through our Cloudbreak antiviral program will compete against approved and investigational agents for the treatment of viral influenza infections, including neurominidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xolfluza. We may develop other product candidates through our Cloudbreak platform for the treatment of other invasive infections.  We are aware of a number of approved and investigational therapies in these areas.
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
Many of our competitors have significantly greater name recognition, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These same competitors may invent technology that competes with our rezafungin program or our Cloudbreak platform.
These third parties may compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, preliminary or topline data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analysis of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. For example, we expect to receive topline data from Part B of our STRIVE Phase 2 clinical trial in mid-2019. The topline data may be reported as positive, however, if the final data materially differs in an adverse manner from the topline data, we may have unnecessarily expended or continued to commit substantial resources to the Phase 3 clinical trials, which costs we may not be able to recover. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. For example, we plan to conduct an interim futility analysis after primary endpoint data is available for approximately 50% of the subjects that we

CIDARA THERAPEUTICS, INC.

intend to enroll in the ReSPECT Phase 3 clinical trial. There can be no guarantee that a favorable futility analysis will result in a favorable final result at the completion of the clinical trial.
Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
Even if we are able to commercialize any product candidates, these products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. In the United States, new and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product-licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial marketing approval is granted. As a result, we might obtain marketing approval for a drug in a particular country but then be subject to price regulations that delay its commercial launch, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the drug in that country. Adverse pricing limitations may hinder our ability to commercialize and generate revenue from one or more product candidates, even if our product candidates obtain marketing approval.
Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health programs, private health insurers, integrated delivery networks and other third-party payors. Third-party payors decide which medications they will pay for and establish reimbursement levels. A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payment for particular medications. Increasingly, third-party payors are requiring that drug companies provide predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement may not be sufficient for commercial success. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
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

CIDARA THERAPEUTICS, INC.

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
We may not be successful in our efforts to identify, discover, and develop potential product candidates through our Cloudbreak platform or otherwise.
Through our Cloudbreak platform, we are developing ADCs for the treatment of viral infections and multidrug-resistant bacterial infections. We currently do not have any development candidates from the Cloudbreak platform. Our Cloudbreak platform may not be successful in identifying additional molecules that could be developed as drug therapies. In addition, our Cloudbreak platform may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
Research programs to identify new product candidates require substantial technical expertise and human resources. For example, we have recently announced preclinical results from our Cloudbreak antiviral program. We have limited

CIDARA THERAPEUTICS, INC.

experience with the use of the Cloudbreak platform applied to viral pathogens. A failure to optimize our expertise using the Cloudbreak platform for the development of our Cloudbreak antiviral program may limit our ability to identify a product candidate and successfully advance this program. Research programs to identify new product candidates also require substantial financial resources. We may choose to expend our financial resources on potential product candidates that ultimately prove to be unsuccessful. If we are unable to develop successful product candidates from our Cloudbreak platform for preclinical and clinical development, we will not be able to generate product revenue, which would harm our financial position and adversely impact our stock price.
Risks Related to Our Financial Position and Need for Additional Capital
We need substantial additional funding to advance the development of rezafungin, as well as other product and development candidates. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our drug development and discovery programs.
In connection with the preparation of our financial statements for the fiscal year ending December 31, 2018, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will be sufficient to fund our obligations through the third quarter of 2019, but will not be sufficient to fund our obligations after the third quarter of 2019. Our ability to execute our operating plan, including continuing the development of rezafungin, beyond the third quarter of 2019 depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements.
There can be no assurance that additional funds will be available from any source or, if available, will be available on terms that are acceptable to us. For example, investors that participated in our May 2018 registered direct offering may invest $50 million on a pro rata basis in a second closing triggered by our receipt of topline data from Part B of the STRIVE Phase 2 clinical trial, and, should we chose to proceed with the optional 3rd closing, those investors may also invest an additional $20 million on a pro rata basis, in each case subject to certain conditions; however, investors from the first closing may refuse to participate in the second closing or may decline the option to participate in the optional third closing.
There can also be no assurance that additional funds will be available to us without first obtaining the approval of our stockholders, which can be a difficult and lengthy process with an uncertain outcome. For example, the purchase price at the initial closing of the May 2018 registered direct offering was based on a price of $4.70 per share of common stock and, due to the rules of The Nasdaq Stock Market regarding stockholder approval requirements, we may not complete the 2nd or optional 3rd closings at a price below $4.70 per share of common stock without first obtaining the approval of our stockholders. The subscription agreement for the May 2018 registered direct offering specifies that the purchase price in the second and optional third closings is 75% of the volume weighted average price of our common stock for the five trading days following our announcement of topline data from Part B of the STRIVE clinical trial. Accordingly, if our common stock is trading below $6.27 at that time, the resulting purchase price for the 2nd and 3rd closings will be less than $4.70 per share of our common stock and we will be unable to complete the 2nd or 3rd closings without first obtaining the approval of our stockholders. As of the date we issued our financial statements for the fiscal year ending December 31, 2018, the price of our common stock was below $6.27. The stockholder approval process could be lengthy and expensive, and there is no assurance that the stockholders would provide their approval.
Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a negative effect on our business, operating results and financial condition and our ability to achieve our intended business objectives.
In addition, our expenses may increase in connection with our ongoing activities beyond what is currently expected. Our future capital requirements will depend on many factors, including:

•	the costs and timing to complete our Phase 3 ReSTORE and Phase 3 ReSPECT clinical trials;

•	the costs, timing and outcome of any regulatory review of rezafungin or future development candidates;

•	our ability to establish and maintain collaborations, when and if necessary, on favorable terms, if at all;

•	the costs and timing of commercialization activities, including manufacturing, marketing, sales and distribution, for rezafungin or any future product candidates that receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates, for the Cloudbreak platform; and

•	the extent to which we acquire or in-license other product candidates and technologies.

CIDARA THERAPEUTICS, INC.

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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through December 31, 2018, our operations have been financed primarily by gross proceeds of approximately $269.4 million from the issuance of convertible debt securities, the sale of shares of convertible preferred stock, the sale of shares of our common stock in our IPO, our October 2016 term loan facility with Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock, sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity sales agreement with Cantor Fitzgerald & Co., which has since been terminated, and our May 2018 registered direct offering of common stock. As of December 31, 2018, we had cash and cash equivalents of $74.6 million.
If we are unable to raise capital or on attractive terms, we will be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, make reductions in spending, extend payment terms with suppliers, liquidate or grant rights to assets where possible, or suspend, curtail or terminate planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as potentially entering into collaborations, strategic alliances and licensing arrangements or receiving government and/or charitable grants or contracts. In November 2018, we entered into a new controlled equity offering sales agreement with Cantor Fitzgerald & Co. with an aggregate offering price of up to $35 million. Other than our November 2018 controlled equity offering sales agreement with Cantor Fitzgerald & Co., the term loan facility with Pacific Western and the potential to complete the second and optional third closings of our May 2018 registered direct offering after we announce data from Part B of the STRIVE Phase 2 clinical trial, each of which is subject to the fulfillment of specified conditions, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. For instance, your ownership interest will be diluted in the event we complete the 2nd and optional 3rd closings of the 2018 May registered direct offering. In the event that we proceed with the optional 3rd closing of our May 2018 registered direct offering, your ownership interest may be further diluted as certain investors participating in the optional 3rd closing will also have the right to purchase an aggregate of up to 2,500,000 shares of our common stock at a purchase price of $0.125 per share subject to each such warrant at an exercise price of $6.81 per share. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets. There can be no assurances that we will be able to enter into contracts with or receive grants from the United States government or charitable organizations to support our programs. The process of obtaining grants and contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each grant or contract. United States government grants and contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. If we receive a United States government grant or contract, we would be required to comply with numerous laws and regulations relating to the formation, administration and performance of the grant or contract, which can make it more difficult for us to retain our rights under such grant or contract and result in increased costs. If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties or by receiving charitable grants, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances, licensing arrangements or government or charitable programs when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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
The outstanding principal balance under the Loan Agreement is secured by a security interest in substantially all of our assets, other than intellectual property, which is subject to a double negative pledge. The Loan Agreement requires us to comply with a number of customary affirmative and restrictive covenants, including covenants that limit our ability to, among other things: transfer any part of our business or property; merge or consolidate with another entity or otherwise experience a change in control, incur additional indebtedness, encumber the collateral securing the loan, declare or pay any cash dividend or make distributions on our capital stock, repurchase or redeem any class of stock or other equity interest, acquire, own or make investments, and make certain capitalized expenditures over a specified threshold, in each case subject to exceptions. In addition, the Loan Agreement contains an operating covenant, which requires us to achieve positive data from Part B of the STRIVE clinical trial of rezafungin on or before July 31, 2019.
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
In connection with the audit of our 2018 financial statements, we received an unqualified auditor opinion with a going concern explanatory paragraph. Pacific Western provided written confirmation that it has not and will not deem the inclusion of the going concern explanatory paragraph to constitute an event of default under the Loan Agreement as a material adverse effect; however, Pacific Western also specified that it has not made and is not making any determination with respect to the underlying circumstances that prompted the inclusion of such a paragraph in the opinion. In the future, Pacific Western may determine that the underlying circumstances resulting in the receipt of a going concern explanatory note in the auditor opinion for our 2018 financial statements either on their own, or together with contemporaneous events or circumstances, such as a failure to timely secure additional funding, constitute a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Loan Agreement.
Additionally, Pacific Western may determine that the occurrence of adverse results or delays in any clinical study or the denial, delay or limitation of approval of or taking of any other regulatory action by the FDA or another governmental entity may also constitute a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Loan Agreement, either on its own or together with contemporaneous events or circumstances, such as our status regarding going concern or a failure to timely secure additional funding.
The Loan Agreement also requires us to timely deliver certain financial statements, reports, and certificates including a requirement to provide audited annual financial statements together with an unqualified audit opinion or a qualified opinion only for going concern so long as our investors provide additional equity as needed or if Pacific Western otherwise provides its consent in writing. In connection with the audit of our 2018 financial statements, we received an unqualified auditor opinion with a going concern explanatory paragraph. Pacific Western provided us with a written acknowledgement that inclusion of the going concern explanatory paragraph in the auditor opinion for our 2018 financial statements satisfies our requirements regarding delivery of an auditor opinion under the Loan Agreement; however, should we in the future receive either a qualified or unqualified opinion with a going concern explanatory paragraph without satisfaction of the additional equity criteria or the consent of Pacific Western required by the Loan Agreement, this may also constitute a default under the facility.
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

CIDARA THERAPEUTICS, INC.

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
We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.
Since our inception, we have incurred significant operating losses. Our net loss was $59.0 million and $55.7 million for our 2018 and 2017 fiscal years, respectively. As of December 31, 2018, we had an accumulated deficit of $218.7 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, our initial public offering of our common stock, or our IPO, our October 2016 term loan facility with Pacific Western Bank, or Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock, sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity sales agreement with Cantor Fitzgerald & Co., which has since been terminated, and our May 2018 registered direct offering of common stock. We have devoted substantially all of our financial resources and efforts to research and development. We have completed Part A of our STRIVE Phase 2 clinical trial of rezafungin and we are conducting Part B of the STRIVE Phase 2 clinical trial, the ReSTORE Phase 3 clinical trial of rezafungin, Phase 1 and non-clinical studies of rezafungin and preclinical studies of our ADCs, and we are planning to conduct the ReSPECT Phase 3 clinical trial of rezafungin for prophylaxis. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	submit INDs to the FDA and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards, or IRBs, at clinical trial sites;

•	continue to advance rezafungin through clinical development;

•	continue the preclinical development of our ADCs from our Cloudbreak platform or otherwise, and advance one or more of such product candidates into clinical trials;

•	seek marketing approvals for rezafungin and other product candidates;

•	establish or contract for a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;

•	maintain, expand and enforce our intellectual property portfolio;

•	hire additional manufacturing, clinical, regulatory, quality assurance and scientific personnel;

•	add operational, financial and management systems and personnel, including personnel to support product development; and

•	acquire or in-license other product candidates and technologies.
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
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly

CIDARA THERAPEUTICS, INC.

resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
The United Kingdom’s referendum to leave the European Union or “Brexit,” has and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision, however, remains uncertain. A process of negotiation will determine the future terms of the United Kingdom’s relationship with the European Union. During this period of negotiation, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as regulatory and political uncertainty. Brexit may also have a detrimental effect on our customers, distributors and suppliers, which would, in turn, adversely affect our financial condition.
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
Risks Related to Our Dependence on Third Parties
We may seek to selectively establish collaborations, and, if we are unable to establish them on commercially reasonable terms or at all, we may have to alter our development and commercialization plans.
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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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
Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other international regulatory authorities require us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, available at www.clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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

CIDARA THERAPEUTICS, INC.

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
There are a number of incentive programs administered by the FDA and other regulatory bodies to facilitate development of drugs in areas of unmet medical need. Rezafungin received the designations as a Qualified Infectious Disease Product, or QIDP, a fast track product, and an orphan drug in the U.S. for the treatment of candidemia and invasive candidiasis.  Rezafungin also received QIPD and Fast Track designation in the U.S. for the prevention of invasive fungal infections in adults undergoing allogeneic bone marrow transplantation.  We plan to seek designation as an orphan drug in the U.S. and Europe for the prophylaxis indication and we also plan to seek orphan drug designation for rezafungin for treatment in Europe. Our product candidates may not qualify for or maintain designations under these or other incentive programs under any of the FDA’s existing or future programs to expedite drug development in areas of unmet medical need. Our inability to fully take advantage of these incentive programs may require us to run larger trials, incur delays, lose opportunities that may not otherwise be available to us, lose marketing exclusivity for which we would otherwise be eligible and incur greater expense in the development of our product candidates.
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our product candidates and our ability to generate revenue will be impaired.
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, release, safety, efficacy, regulatory filings, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. For example, in order to commence clinical trials of our product candidates in the United States, we must file an IND and obtain FDA agreement to proceed. The FDA may place our development program on clinical hold and require further preclinical testing prior to allowing our clinical trials to proceed.
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

CIDARA THERAPEUTICS, INC.

Any product candidate for which we obtain marketing approval could be subject to marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.
Any product candidate for which we obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of promotional materials and safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements for product facilities, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to physicians and related recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not comply with these restrictions, we may be subject to enforcement actions.
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
Our relationships with customers, health care professionals and third-party payors may be subject to applicable healthcare laws, which could expose us to penalties, including administrative, civil or criminal penalties, damages, fines, imprisonment, exclusion from participation in federal healthcare programs such as Medicare and Medicaid, reputational harm, the curtailment or restructuring of our operations and diminished future profits and earnings.
Healthcare professionals and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with customers, healthcare professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following, among others:

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

CIDARA THERAPEUTICS, INC.

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

•
the federal transparency requirements under the Affordable Care Act, which require, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to physician payments and other transfers of value and physician ownership and investment interests; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payors, including private insurers, some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

•
As of May 25, 2018, the EU General Data Protection Regulation 2016/679, or GDPR replaced the EU General Data Protection Regulation with respect to the processing of personal data in the European Union. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR includes more stringent operational requirements for processors and controllers of personal data and creates additional rights for data subjects. Additionally, in June 2016, United Kingdom voters approved an exit from the EU, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the EU by April 2019.  While the Data Protection Act of 2018, that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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

CIDARA THERAPEUTICS, INC.

We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.
We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
We are subject to extensive laws and regulations related to data privacy, and our failure to comply with these laws and regulations could harm our business.
We are subject to laws and regulations governing data privacy and the protection of personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the EU is governed by the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third party service providers process, including in clinical trials conducted in the United States and EU. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.
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

CIDARA THERAPEUTICS, INC.

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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system, including cost-containment measures, that could reduce or limit coverage and reimbursement for newly approved drugs, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.
For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. Since its enactment there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the Affordable Care Act and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Act includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans and also increased, effective January 1, 2019, the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.
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
Further, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect through 2027 unless additional congressional action is taken. Additionally, in January 2013, the President signed into law the American Taxpayer Relief Act of 2012, which, among other things,

CIDARA THERAPEUTICS, INC.

reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal healthcare program anti-kickback statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients with life-threatening diseases or conditions to access certain investigational new drug products that have completed a Phase 1 clinical trial. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA approval under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
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

CIDARA THERAPEUTICS, INC.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain and our commercial success will depend on our ability to obtain patents and maintain adequate protection for rezafungin, our ADCs and other compounds and product candidates in the United States and other countries. We currently hold issued U.S. utility and foreign patents and multiple pending U.S. utility patent applications, pending U.S. provisional patent applications and pending international, foreign national and regional counterpart patent applications covering various aspects of rezafungin and our ADCs. The patent applications may fail to result in issued patents in the United States or in foreign countries or jurisdictions. Even if the applications do successfully issue, third parties may challenge the patents.
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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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
Risks Related to U.S. Government Contracts and Grants
If we are unable to generate revenues from partnerships, government funding or other sources of funding, we may be forced to suspend or terminate one or more of our Cloudbreak programs.
We have been awarded a partnership grant with Rutgers University from the NIAID for our Cloudbreak antibacterial program. This will cover only a portion of our Cloudbreak development expenses for the antibacterial program and will not cover any expenses for the Cloudbreak antiviral program. In order to continue our Cloudbreak programs, we will need to seek funding from partnerships, the government or other sources of funding. There can be no assurances that we will be able to obtain funding from partnerships, or enter into new contracts with the United States government or obtain other sources of funding to support any program resulting from our Cloudbreak platform. The process of completing a partnership or obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions in each instance. Further, with respect to government contracting, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of anti-infective products. If we cannot obtain or maintain government or other funding for our Cloudbreak programs, we may be forced to discontinue those programs.

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
Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018 and ending on January 25, 2019, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If repeated or prolonged government shutdowns occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under our government grant contracts. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:

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

CIDARA THERAPEUTICS, INC.

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

•	adverse results, suspensions, terminations or delays in pre-clinical or clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial or development program;

•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•	changes in laws or regulations applicable to our products, including but not limited to requirements for approvals;

•	changes in the structure of healthcare payment systems;

•	adverse developments concerning our contract manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices or acceptable quality;

•	our inability to establish collaborations, if needed;

•	our failure to commercialize our product candidates successfully, or at all;

CIDARA THERAPEUTICS, INC.

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	the introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, government grants or contracts or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our fungal infection, bacterial infection or other target markets;

•	our ability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated variations in quarterly operating results;

•	our cash position and our ability to raise additional capital and the manner and terms on which we raise it, and the expectation of future fundraising activities by us;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

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

CIDARA THERAPEUTICS, INC.

We are an emerging growth company and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through 2020, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (a) December 31, 2020, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th and (d) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 27,816,014 shares of common stock outstanding as of December 31, 2018. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

CIDARA THERAPEUTICS, INC.

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
We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations past the third quarter of 2019. Significant additional capital will be needed to continue our operations as currently planned, beyond the third quarter of 2019, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, new investors could gain rights, preferences and privileges senior to our existing stockholders and our existing stockholders may be materially diluted by such subsequent sales. For example, current stockholders may be diluted by the completion of the 2nd and optional 3rd closings of our May 2018 registered direct offering. Investors in the May 2018 registered direct offering may invest $50 million on a pro rata basis in a second closing triggered by our receipt of topline data from Part B of the STRIVE Phase 2 clinical trial, and, should we chose to proceed with the optional 3rd closing, those investors also have the option to invest an additional $20 million on a pro rata basis at such time, in each case subject to certain conditions. The price at which we would sell common stock in the second and optional third closings would be 75% of the volume weighted average price of our common stock for the five trading days following our announcement of topline data from Part B of the STRIVE Phase 2 clinical trial. Additionally, certain investors in the optional 3rd closing also have the right to purchase warrants to purchase an aggregate of up to 2,500,000 shares of our common stock at a purchase price of $0.125 per share subject to each such warrant. The warrants will be exercisable immediately for cash, at an exercise price of $6.81 per share and may also be dilutive to our current stockholders.
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

CIDARA THERAPEUTICS, INC.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of capital raising and other transactions that have occurred since our inception in 2012, we may or may not have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2018, we had U.S. net operating loss carryforwards of approximately $179.1 million, which begin to expire in 2033, which could be limited if we experience an “ownership change.”
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We lease a 29,638 square foot facility in San Diego, California for administrative, research and development activities.  Our lease currently expires in December 2021, subject to our option to renew for up to two additional two-year terms. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

CIDARA THERAPEUTICS, INC.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on The Nasdaq Global Market under the symbol “CDTX.”
Holders of Record
As of February 20, 2019, there were approximately 26 holders of record for our common stock.
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
Item 6. Selected Financial Data.
As a smaller reporting company, we are not required to provide information typically disclosed under this item.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this Annual Report.
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
Overview
We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment of diseases that are inadequately addressed by current standard of care therapies. We are developing a pipeline of product and development candidates, with an initial focus on serious fungal infections. Our lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin. Rezafungin is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections.
In addition, we are developing our ADCs for viral infections, including influenza, and bacterial infections as part of our proprietary Cloudbreak® platform. The Cloudbreak platform is designed to discover compounds that directly kill pathogens and also direct a patient’s immune system to attack and eliminate pathogens.
Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the treatment and prevention of serious, invasive fungal infections. These infections include candidemia and invasive candidiasis, which are fungal infections associated with high mortality rates.

CIDARA THERAPEUTICS, INC.

STRIVE clinical trial
In March 2018, we reported topline results from Part A of our global, randomized Phase 2 clinical trial of rezafungin, called the STRIVE trial. In STRIVE Part A, patients were randomized to one of two rezafungin arms or to the caspofungin arm. In the two rezafungin arms of the trial, patients received either 400 mg of rezafungin administered intravenously once weekly for two to four weeks (Group 1) or 400 mg for the first week followed by 200 mg once weekly for one to three weeks, for a total of two to four weeks (Group 2). In the comparator arm (Group 3), patients received daily caspofungin administered intravenously according to the approved prescribing information, with an optional step down to oral fluconazole. STRIVE Part A met its primary objectives related to tolerability and safety of rezafungin in the treatment of candidemia/invasive candidiasis, and rezafungin was generally well-tolerated at both dosing regimens.
Data from this trial indicated that a 400mg / 200mg dosing regimen of rezafungin had a higher rate of Clinical Cure by PI Assessment at Day 14 (86%) and a lower All Cause Mortality at Day 30 (3%) when compared with once daily Caspofungin (71% and 11%, respectively).
Cloudbreak Platform
We believe our Cloudbreak platform is a fundamentally new approach for the treatment of infectious disease, and may have broad potential applications across a wide spectrum of infectious diseases, including viral and bacterial infections. The lead program is focused on the treatment and prevention of the influenza virus. We have generated preclinical, in vivo proof of concept data in both our Cloudbreak antiviral and antibacterial programs.
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
Research and development expenses
To date, our research and development expenses have related primarily to nonclinical development of our rezafungin acetate and CD201 product candidates and our Cloudbreak platform, as well as clinical development of rezafungin and CD101 topical. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and nonclinical and clinical trial costs.  We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or activities within studies and other events.
Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the study or project and the invoices received from our external service providers. We adjust our accruals as actual costs become known.
We have received potential research and development funding through a grant from CARB-X and a partnership grant from the NIAID. We have evaluated the terms of the grants to assess our obligations and the classification of funding received. Amounts received for funded research and development are recognized in the statement of operations as a reduction to research and development expense over the grant period as the related costs are incurred to meet our obligations.
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

CIDARA THERAPEUTICS, INC.

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory authorities;

•	the duration of patient follow-up;

•	the phase of development of the product candidate; and

•	the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Rezafugin	$30,634	$24,394	$11,230
CD101 topical	—	1,385	7,604
Cloudbreak platform	3,147	2,915	2,915
Personnel costs	12,378	11,022	10,084
Other research and development expenses	2,983	3,107	3,866
Total research and development expenses	$49,142	$42,823	$35,699
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
In February 2017, we reported results from our Phase 2 clinical trial of rezafungin topical, which was designed to evaluate gel and ointment topical formulations of rezafungin in women with moderate-to-severe VVC. The study found that while the gel and ointment topical formulations of rezafungin tested in the study were well tolerated, both formulations were similar in efficacy to each other but lower in clinical and mycological cure rates compared to oral fluconazole. As a result, we discontinued the rezafungin topical development program for VVC.
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
Other income (expense)
Other income (expense) consists primarily of the change in the fair value of the contingent forward purchase obligation and related issuance costs, interest income and expense, and various income or expense items of a non-recurring nature.

CIDARA THERAPEUTICS, INC.

We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities and for our short-term investments. Interest expense represents interest payable related to term loans and the amortization of debt issuance costs.
Contingent forward purchase obligation
On May 21, 2018, we entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing are triggered by our announcement of topline data from our STRIVE Part B Phase 2 clinical trial of rezafungin. We determined that these closings are classified as liabilities and represent contingent forward purchase obligations. These liabilities are recorded at their estimated fair value initially and on a recurring basis. The liability was initially recorded at $4.3 million on May 21, 2018, and fair value adjustments resulting in a gain of $3.9 million were recorded during the year ended December 31, 2018.
Beneficial conversion feature
For the year ended December 31, 2018, we recognized the fair value of an embedded beneficial conversion feature of $10.3 million on the Series X Convertible Preferred Stock issued in connection with the financing transaction that closed on May 23, 2018.
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
Subaward Agreement and Partnership Grants
In March 2017, we entered into a Subaward Agreement with CARB-X, under which CARB-X will reimburse us for qualifying development expenses for our Cloudbreak antibacterial program for CD201. We stopped work under the CARB-X Subaward Agreement in the first quarter of 2018.
In May 2018, we and Rutgers University were awarded a five year, $5.5 million partnership grant from the NIAID, under which we will be reimbursed for qualifying expenses from our Cloudbreak antibacterial program.
We reflect the costs reimbursed under these agreements as a reduction of our research and development expenses. See Notes 2 and 9 to our financial statements for additional information.
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

CIDARA THERAPEUTICS, INC.

Stock-based compensation
The Company accounts for stock-based compensation expense related to employee stock options, restricted stock and employee stock purchase plan rights by estimating the fair value on the date of grant.
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
Restricted Stock Units
In 2017 and 2018, we granted Restricted Stock Units, or RSUs, and Performance-based RSUs, or PRSUs, to employees. We estimate the fair value of RSUs and PRSUs based on the closing price of the Company's common stock on the date of grant. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. For awards subject to performance-based vesting conditions, we assess the probability of achievement of the individual milestones under the stock-based awards and recognize stock-based compensation expense over the implicit service period commencing once we believe the performance criteria is probable of achievement.
Stockholder's Equity
On May 21, 2018, we entered into a subscription agreement with certain investors providing for the purchase and sale, in a registered direct offering, of up to an aggregate of $120.0 million of our common stock and preferred stock in three closings. On May 23, 2018, we completed the first closing, which was comprised of 6,185,987 shares of common stock at an offering price of $4.70 per share, 445,231 shares of Series X Convertible Preferred Stock at an offering price of $47.00 per share, and an option fee relating to the third closing paid by the investors for a total of $0.5 million. In a private placement concurrent with the first closing, we also sold warrants to purchase an aggregate of 12,499,997 shares of common stock at $0.125 per warrant share. Net proceeds for the first closing and the concurrent private placement were $49.5 million. We determined that warrants and future closings represented derivative instruments requiring bifurcation under ASC 815. Accordingly, we determined a fair value for each component of the subscription agreement and allocated the expected proceeds across each component on a relative fair value basis. Key estimates within the valuation include the expected timing for completion and estimated probability of success of our STRIVE Part B clinical trial. See Note 7 of the Notes to the Financial Statements for additional information.
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2018 and 2017
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year ended December 31,
	2018	2017	Change
Research and development	$49,142	$42,823	6,319
General and administrative	14,143	12,898	1,245
Other income (expense), net	4,269	(7)	4,276

CIDARA THERAPEUTICS, INC.

Research and development expenses
Research and development expenses were $49.1 million for the year ended December 31, 2018 compared to $42.8 million for the year ended December 31, 2017.  The increase in research and development expenses is due to higher clinical expenses associated with start up activities for the rezafungin ReSTORE and ReSPECT studies, as well as higher personnel costs. The increase was partially offset by a decrease in clinical expenses associated with the rezafungin STRIVE clinical trial and a decrease in CD101 topical expenses due to the discontinuation of that program in February 2017.
General and administrative expenses
General and administrative expenses were $14.1 million for the year ended December 31, 2018 compared to $12.9 million for the year ended December 31, 2017. The increase in general and administrative expenses was primarily related to higher legal, accounting, and consulting expense.
Other income (expense)
Other income for the year ended December 31, 2018 related primarily to the change in the fair value of the contingent forward purchase obligation and related issuance costs, as well as income generated from cash held in interest-bearing investments. Other income was partially offset by interest expense in connection with our loan from Pacific Western Bank. Other expense for the year ended December 31, 2017 included interest expense incurred in connection with our loan from Pacific Western Bank, offset by income generated from cash held in interest-bearing investments.
Comparison of the year ended December 31, 2017 and 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year ended December 31,
	2017	2016	Change
Research and development	$42,823	$35,699	7,124
General and administrative	12,898	12,737	161
Other income (expense), net	(7)	271	(278)
Research and development expenses
Research and development expenses were $42.8 million for the year ended December 31, 2017 compared to $35.7 million for the year ended December 31, 2016.  The majority of the increase in research and development expense is due to higher clinical expenses associated with the rezafungin STRIVE trial. Increases in rezafungin expenses were partially offset by decreases in CD101 topical expenses due to the discontinuation of that program in February 2017.
General and administrative expenses
General and administrative expenses were $12.9 million for the year ended December 31, 2017 compared to $12.7 million for the year ended December 31, 2016. The increase in general and administrative expenses was primarily related to personnel costs.
Other Income (Expense)
Other income (expense) for the years ended December 31, 2017 and 2016 relates to income generated from cash held in interest-bearing investments, offset by the cash and non-cash interest associated with our loan from Pacific Western Bank.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have received $269.4 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, our initial public offering, our entry into a debt facility in October 2016 with Pacific Western Bank, our October 2016 public offering of common stock, our October 2017 private placement of common stock, sales of common stock under our controlled equity sales agreement, and our May 2018 registered direct offering.

CIDARA THERAPEUTICS, INC.

As of December 31, 2018, we had $74.6 million in cash and cash equivalents. The following table shows a summary of our cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year ended December 31,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$(56,705)	$(49,909)	$(39,771)
Investing activities	14,301	4,471	25,482
Financing activities	56,153	20,884	37,094
Net increase (decrease) in cash and cash equivalents	$13,749	$(24,554)	$22,805
Operating activities
Net cash used in operating activities was $56.7 million for the year ended December 31, 2018 compared to $49.9 million and $39.8 million for the years ended December 31, 2017 and 2016, respectively. The increase in net cash used in operating activities was attributable to a net loss of $59.0 million for the year ended December 31, 2018 compared to net losses of $55.7 million and $48.2 million for the years ended December 31, 2017 and 2016, respectively. For all periods presented, the primary use of cash was to fund increased levels of research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our primary investing activities during the years ended December 31, 2018, 2017, and 2016 consisted of purchases and maturities of short-term investments. For the years ended December 31, 2018, 2017, and 2016 we purchased approximately $14.5 million, $19.5 million, and $69.6 million, respectively, of short-term investments and received proceeds of $29.0 million, $24.3 million, and $95.5 million, respectively, from the maturity of short-term investments.  Net cash used for the purchase of property and equipment was $0.2 million, $0.3 million, and $0.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Financing activities
Net cash provided by financing activities was $56.2 million for the year ended December 31, 2018 compared to $20.9 million and $37.1 million for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2018, net proceeds from the sale of common stock, Series X Convertible Preferred Stock, and warrants were $55.9 million. During the year ended December 31, 2017, net proceeds from the sale of common stock was $20.7 million. During the year ended December 31, 2016, net proceeds from the sale of common stock and issuance of the term loan were $26.6 million and $9.9 million, respectively.
Operating Capital Requirements
We performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will be sufficient to fund our obligations through the third quarter of 2019, but will not be sufficient to fund our obligations after the third quarter of 2019. Our ability to execute our operating plan beyond the third quarter of 2019 depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We plan to continue to fund our losses from operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
As a smaller reporting company, we are not required to provide information typically disclosed under this item.

CIDARA THERAPEUTICS, INC.

Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cidara Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cidara Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced net losses and negative cash flows from operating activities since its inception and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2014.
San Diego, California
February 28, 2019

CIDARA THERAPEUTICS, INC.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$74,562	$60,813
Short-term investments	—	14,501
Accounts receivable	—	321
Prepaid expenses and other current assets	2,567	2,035
Total current assets	77,129	77,670
Property and equipment, net	712	1,044
Other assets	1,271	321
Total assets	$79,112	$79,035
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,846	$2,590
Accrued liabilities	3,883	4,257
Accrued compensation and benefits	2,824	2,571
Contingent forward purchase obligation	411	—
Current portion of term loan	9,928	2,667
Total current liabilities	19,892	12,085
Term loan, less debt issuance costs	—	7,206
Other long-term liabilities	81	—
Total liabilities	19,973	19,291
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2018 and December 31, 2017:	—	—
Series X Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2018 and no shares authorized at December 31, 2017; 445,231 shares issued and outstanding at December 31, 2018; no shares issued and outstanding at December 31, 2017	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2018 and 2017; 27,816,014 shares issued and outstanding at December 31, 2018; 20,534,993 and 20,525,688 shares issued and outstanding, respectively, at December 31, 2017	3	2
Additional paid-in capital	277,871	209,140
Accumulated other comprehensive loss	—	(8)
Accumulated deficit	(218,735)	(149,390)
Total stockholders' equity	59,139	59,744
Total liabilities and stockholders' equity	$79,112	$79,035
See accompanying notes.

CIDARA THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
(In thousands, except share and per share data)	2018	2017	2016
Operating expenses:
Research and development	$49,142	$42,823	$35,699
General and administrative	14,143	12,898	12,737
Total operating expenses	63,285	55,721	48,436
Loss from operations	(63,285)	(55,721)	(48,436)
Other income (expense):
Change in fair value of contingent forward purchase obligation	3,851	—	—
Interest income (expense), net	629	(7)	271
Other expense	(211)	—	—
Total other income (expense)	4,269	(7)	271
Net loss	$(59,016)	$(55,728)	$(48,165)
Recognition of beneficial conversion feature	(10,329)	—	—
Net loss attributable to common shareholders	$(69,345)	$(55,728)	$(48,165)
Basic and diluted net loss per common share	$(2.76)	$(3.18)	$(3.32)
Shares used to compute basic and diluted net loss per common share	25,142,976	17,500,853	14,488,987

Net loss	$(59,016)	$(55,728)	$(48,165)
Unrealized gain(loss) on short-term investments	8	(7)	7
Comprehensive loss	$(59,008)	$(55,735)	$(48,158)
See accompanying notes.

CIDARA THERAPEUTICS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2015	—	$—	13,786,285	$1	$149,416	$(45,497)	$(8)	$103,912
Public offering of common stock, net of issuance costs	—	—	2,752,637	1	26,621	—	—	26,622
Stock-based compensation	—	—	—	—	4,344	—	—	4,344
Vesting of restricted shares	—	—	90,423	—	197	—	—	197
Issuance of common stock for exercise of stock options	—	—	83,353	—	525	—	—	525
Issuance of common stock under Employee Stock Purchase Plan	—	—	58,616	—	562	—	—	562
Issuance of warrants in connection with term loan	—	—	—	—	175	—	—	175
Unrealized loss on marketable securities	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	(48,165)	—	(48,165)
Balance, December 31, 2016	—	—	16,771,314	2	181,840	(93,662)	(1)	88,179
Sale of common stock, net of issuance costs	—	—	3,600,178	—	20,771	—	—	20,771
Stock-based compensation	—	—	—	—	5,696	—	—	5,696
Vesting of restricted shares	—	—	19,055	—	44	—	—	44
Issuance of common stock for exercise of stock options	—	—	38,332	—	228	—	—	228
Issuance of common stock for restricted share units vested	—	—	2,500	—	18	—	—	18
Issuance of common stock under Employee Stock Purchase Plan	—	—	94,309	—	543	—	—	543
Unrealized gain on marketable securities	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	(55,728)	—	(55,728)
Balance, December 31, 2017	—	—	20,525,688	2	209,140	(149,390)	(8)	59,744
Registered Direct Offering, net of offering costs	445,231	—	6,185,987	1	45,457	—	—	45,458
Beneficial conversion feature of Series X Convertible Preferred Stock	—	—	—	—	10,329	(10,329)	—	—
Public offering of common stock, net of issuance costs	—	—	847,937	—	6,440	—	—	6,440
Stock-based compensation	—	—	—	—	5,710	—	—	5,710
Vesting of restricted shares	—	—	9,305	—	21	—	—	21
Issuance of common stock for exercise of stock options	—	—	89,031	—	204	—	—	204
Issuance of common stock under Employee Stock Purchase Plan	—	—	158,066	—	570	—	—	570
Unrealized loss on marketable securities	—	—	—	—	—	—	8	8
Net loss	—	—	—	—	—	(59,016)	—	(59,016)
Balance, December 31, 2018	445,231	$—	27,816,014	$3	$277,871	$(218,735)	$—	$59,139
See accompanying notes.

CIDARA THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(In thousands)	2018	2017	2016
Operating activities:
Net loss	$(59,016)	$(55,728)	$(48,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	523	667	732
Stock-based compensation	5,710	5,714	4,344
Non-cash interest expense	43	61	17
Amortization of discount or premium on short-term investments	31	(33)	(176)
Amortization of debt issue costs	13	18	5
Deferred rent	30	(29)	(8)
Change in fair value of contingent forward purchase obligations	(3,851)	—	—
Contingent forward purchase obligation offering costs	211	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(211)	(1,481)	(76)
Accounts payable and accrued liabilities	(59)	642	1,913
Accrued compensation	822	453	1,760
Other assets	(951)	(193)	(117)
Net cash used in operating activities	(56,705)	(49,909)	(39,771)
Investing activities:
Purchases of short-term investments	(14,548)	(19,523)	(69,617)
Maturities of short-term investments	29,026	24,300	95,500
Purchases of property and equipment	(177)	(306)	(401)
Net cash provided by investing activities	14,301	4,471	25,482
Financing activities:
Proceeds from Registered Direct Offering, net of offering costs	49,509	—	—
Proceeds from issuance of common stock, net of offering costs	6,440	20,735	26,622
Proceeds from issuance of Term Loan, net of offering costs	—	—	9,947
Proceeds from exercise of stock options	204	228	525
Repurchase of unvested restricted stock	—	(79)	—
Net cash provided by financing activities	56,153	20,884	37,094
Net increase (decrease) in cash and cash equivalents	13,749	(24,554)	22,805
Cash and cash equivalents at beginning of year	60,813	85,367	62,562
Cash and cash equivalents at end of year	$74,562	$60,813	$85,367
Supplemental disclosure of cash flows:
Interest paid	$582	$511	$—
Non-cash investing activity:
Property and equipment acquired but not yet paid	$14	$30	$21
Non-cash financing activities:
Issuance of warrants to purchase common stock upon execution of term loan	$—	$—	$175
Vesting of early exercised stock options	$21	$44	$197
Purchase of shares pursuant to Employee Stock Purchase Plan	$570	$543	$562
Receivable for issuance of common stock, net of offering costs	$—	$36	$—
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
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At December 31, 2018, the Company had an accumulated deficit of $218.7 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At December 31, 2018, the Company had cash and cash equivalents of $74.6 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will be sufficient to fund the Company’s obligations through the third quarter of 2019. The Company’s ability to execute its operating plan beyond the third quarter of 2019 depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company plans to continue to fund its losses from operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.
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

CIDARA THERAPEUTICS, INC.
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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts, offset with valuation allowances, in its financial statements as of December 31, 2017. At December 31, 2018, the Company has completed its assessment of the impact of the Tax Cuts and Jobs Act and has reflected the impact in the current year. At December 31, 2018, there were no material changes from the provisional amounts recorded for the year ended December 31, 2017.
Revenue Recognition—The Company recognizes revenues when customers obtain control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. The Company recognizes revenues following the five step model prescribed under Accounting Standards Update ("ASU") No. 2014-09 ("ASU 2014-09"): (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.
Grant Funding—The Company has received research and development funding through a grant from CARB-X, a public-private partnership focused on antibacterials. The Company has also been awarded a partnership grant with Rutgers University from the NIAID. The Company has evaluated the terms of the grants to assess its obligations and the classification of funding received. Amounts billable for funded research and development are recognized in the statement

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

of operations as a reduction to research and development expense over the grant period as the related costs are incurred to meet the Company's obligations.
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
Comprehensive Loss—Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. The Company’s only component of other comprehensive loss is unrealized gains (losses) on short-term investments. Comprehensive losses have been reflected in the consolidated statements of operations and comprehensive loss and as a separate component of the statements of convertible preferred stock and stockholders’ equity (deficit) for all periods presented.
Stock-based Compensation— The Company accounts for stock-based compensation expense related to employee stock options and employee stock purchase plan rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model. The fair value of Restricted Stock Units (RSUs) and Performance-based RSUs (PRSUs) granted to employees is estimated based on the closing price of the Company's common stock on the date of grant.  For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. For awards subject to performance-based vesting conditions, the Company assesses the probability of achievement of the individual milestones under the stock-based awards and recognizes stock-based compensation expense over the implicit service period commencing once the Company believes the performance criteria is probable of achievement. The Company accounts for stock options, RSUs, and PRSUs granted to non-employees using the fair value approach. These stock-based awards are subject to periodic revaluation over their vesting terms. The Company recognizes forfeitures related to stock-based compensation as they occur.
Net Loss Per Share—Basic net loss per share is calculated by dividing the net loss allocable to common shares by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss allocable to common shares by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of warrants, Series X Convertible Preferred stock, unvested restricted common stock subject to repurchase, and RSUs and options outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2018	2017
Common stock warrants	12,517,328	17,331
Series X Convertible Preferred stock	4,452,310	—
Common stock options, RSUs and PRSUs issued and outstanding	4,392,671	3,099,173
Common stock subject to repurchase	—	9,305
Total	21,362,309	3,125,809
Fair Value of Financial Instruments— The Company follows ASC 820-10 issued by the FASB with respect to fair value reporting for financial assets and liabilities. The guidance defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

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
Recently Issued Accounting Standards— During 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.
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
3. SHORT-TERM INVESTMENTS
The Company did not have any available-for-sale securities at December 31, 2018. The following table summarizes the available-for-sale securities held at 2017 (in thousands):

As of December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt	14,509	—	(8)	14,501
Total	$14,509	$—	$(8)	$14,501
All available-for-sale securities held at December 31, 2017 had maturities of less than one year. Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive loss. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During the years ended December 31, 2018 and 2017, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

The Company classifies investments in money market funds within Level 1 as the prices are available from quoted prices in active markets. Investments in commercial paper, corporate debt and reverse repurchase agreements are classified within Level 2 as these instruments are valued using observable market inputs including reported trades, broker/dealer quotes, bids and/or offers.
As discussed in Note 7, on May 21, 2018, the Company entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing, which are triggered by the Company's announcement of topline data of Part B of its STRIVE Phase 2 clinical trial of rezafungin, contain features for subsequent closings that are not solely within the control of the Company and that embody an obligation that the Company must settle by issuing a variable number of shares when the obligation is based predominantly on having a fixed value at inception. In accordance with ASC 480, "Distinguishing Liabilities from Equity," the Company determined that these closings are classified as liabilities and represent contingent forward purchase obligations. These liabilities are required to be recorded at their estimated fair value initially and on a recurring basis. The contingent forward purchase obligations are classified within Level 3 of the fair value hierarchy as the Company is using a probability-weighted valuation approach, utilizing significant unobservable inputs including the probability and estimated timing of achieving positive or negative results associated with Part B of the STRIVE Phase 2 clinical trial and estimated discount rates related to the risk of achievement of the expected equity issuances. The liability was initially recorded at $4.3 million on May 21, 2018 and fair value adjustments resulting in a gain of $3.9 million were recorded during the year ended December 31, 2018. The liability was valued at $0.4 million for the year ended December 31, 2018.
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
December 31, 2018
Assets:
Money market funds	$74,077	$74,077	$—	$—
Total assets at fair value	$74,077	$74,077	$—	$—

Liabilities:
Contingent forward purchase obligations	$411	$—	$—	$411
Total liabilities at fair value	$411	$—	$—	$411

December 31, 2017
Assets:
Money market funds	$11,556	$11,556	$—	$—
U.S. Treasury reverse repurchase agreements	48,000	—	48,000	—
Corporate debt	15,101	—	15,101	—
Total assets at fair value	$74,657	$11,556	$63,101	$—

CIDARA THERAPEUTICS, INC.

5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$2,114	$2,051
Leasehold improvements	425	425
Computer hardware and software	455	327
Office equipment	119	119
Furniture and fixtures	142	142
	3,255	3,064
Less accumulated depreciation and amortization	(2,543)	(2,020)
Total	$712	$1,044
Depreciation and amortization of property and equipment of $523,000 and $667,000 were recorded for the years ended December 31, 2018 and 2017, respectively.
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
On July 27, 2018, the Company and the Lender entered into a Second Amendment to the Loan Agreement, which amended, among other things, the interest-only period, the date of maturity (the "Maturity Date") and the interest rate.  The Maturity Date is January 3, 2022. Payments under the Term Loans will be interest-only through July 31, 2019, which will be extended to October 31, 2019 if the Milestone is achieved. The interest-only period will be followed by equal monthly payments of principal and interest. The Term Loans will bear interest at a variable annual rate equal to the

CIDARA THERAPEUTICS, INC.

greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 0.75%. At December 31, 2018, the Term Loans bear interest at 6.25%.
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
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, including the receipt of positive data from Part B of the STRIVE Phase 2 clinical trial of rezafungin on or prior to July 31, 2019, or the occurrence of a material adverse change, the collateral agent will have the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable. The principal payments due under the Loan Agreement have been classified as a current liability at December 31, 2018 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-K.
As of December 31, 2018, future principal payments due under the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2019	$1,667
December 31, 2020	4,000
December 31, 2021	4,000
December 31, 2022	333
Total future principal payments due under the Term A Loan	$10,000
The fair value of the warrants to purchase common stock issued in connection with Term Loan A was estimated on the date of issuance using the Black-Scholes valuation model and recorded to additional paid-in capital. The fair value of the warrants on the date of issuance as well as the debt issue costs incurred in connection with the entry into the Loan Agreement are presented as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet and are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $56,000 and $78,000 for the years ended December 31, 2018 and 2017, respectively, for the amortization of the fair value of the warrants and debt issue costs.
7. STOCKHOLDERS’ EQUITY
May 2018 Registered Direct Offering— On May 21, 2018, the Company entered into a subscription agreement with certain investors providing for the purchase and sale, in a registered direct offering, of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. On May 23, 2018, the Company completed the first closing, which was comprised of 6,185,987 shares of common stock at an offering price of $4.70 per share, 445,231 shares of Series X Convertible Preferred Stock at an offering price of $47.00 per share, and an option fee relating to the third closing paid by the investors for a total of $0.5 million. In a private placement concurrent with the first closing (the “First Private Placement”), the Company also sold warrants, at $0.125 per warrant share, to purchase an aggregate of 12,499,997 shares of common stock. Net proceeds for the first closing and the First Private Placement were $49.5 million.
The Company performed an analysis to allocate the proceeds from the May 2018 registered direct offering to the offering's various components on a relative fair value basis, including the contingent forward purchase obligations (discussed further in Note 4) as well as the common stock, Series X Convertible Preferred Stock, warrants, and option fee. With respect to the Series X Convertible Preferred Stock, because the adjusted conversion price on the commitment date (following the allocation of proceeds on a fair value basis) was below the fair value of the common stock at the date of issuance, a beneficial conversion feature with a calculated fair value of $10.3 million existed at the issuance date. The beneficial conversion feature is amortized as a deemed dividend to the preferred holders. As the Series X Convertible Preferred Stock is fully convertible at issuance, the full amortization of the $10.3 million was recorded at issuance as a one-time deemed dividend on May 23, 2018. This one-time, non-cash deemed dividend impacted net loss attributable to common stockholders and net loss attributable to common stockholders per share for the year ended December 31, 2018.
In the second closing of the offering, the Company may sell up to an additional $50.0 million in shares of common stock to investors who purchased at least $1.0 million of shares of common stock in the first closing of the offering at a purchase

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

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
If the volume weighted average price of the Company's common stock for the five trading days following the Company's public release of topline data from Part B of its STRIVE global, randomized Phase 2 clinical trial of rezafungin is below $6.27, the resulting purchase price for the second and third closings will be less than $4.70 per share and the Company will be unable to complete the second and third closings without first obtaining the approval of our stockholders. As of the date the Company issued financial statements for the fiscal year ending December 31, 2018, the price of the Company's common stock was below $6.27.
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
As the issuance of the additional closings are outside the control of the Company, the second closing and optional third closing are accounted for as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, which is measured at fair value on a recurring basis. See Note 4 to our financial statements for additional information.
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
The Warrants are exercisable immediately for cash at an exercise price of $6.81 per share. The Warrants issued in the First Private Placement will expire upon the earliest of (i) five years from the date of the first closing of the offering, (ii) the date that the holder of such Warrant transfers or sells any of the shares of Common Stock purchased by such holder in the first closing of the offering, if such transfer or sale occurs prior to the date that is 120 calendar days following the closing of the first closing of the offering, (iii) the taking of any short position on the Common Stock by the holder of such Warrant prior to the completion of the second closing of the offering, and (iv) the failure by the holder of such Warrant to purchase its pro rata allocation of shares of Common Stock in the second closing of the offering. The Company accounts for the Warrants as equity instruments in accordance with ASC 480, Distinguishing Liabilities from Equity.
The Warrants issued in the Second Private Placement will expire five years from the date of the third closing of the offering.
Preferred Stock— Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at December 31, 2018.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share. As of December 31, 2018, 445,231 shares of Series X Convertible Preferred Stock were issued and outstanding.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

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
The Company evaluated the Series X Convertible Preferred Stock for liability or equity classification under ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the Series X Convertible Preferred Stock did not meet the definition of the liability instruments defined thereunder as convertible instruments. Specifically, the Series X Convertible Preferred Stock does not meet the criteria for classification as an ASC 480 liability. As such, the Series X Convertible Preferred Stock should be recorded as permanent equity. Additionally, the Series X Convertible Preferred Stock is not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, and (iii) upon the occurrence of an event that is not solely within control of the Company.
Common Stock—The Company had 200,000,000 shares of common stock authorized as of December 31, 2018. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
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
In November 2017 the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co. During the years ended December 31, 2018 and December 31, 2017, the Company sold 847,937 and 240,178 shares of common stock for net proceeds of approximately $6.4 million and $1.8 million, respectively, after deducting placement agent fees.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	Years ended December 31,
	2018	2017
Common stock warrants	12,517,328	17,331
Series X Convertible Preferred stock	4,452,310	—
Stock options, RSUs and PRSUs issued and outstanding	4,392,671	3,099,173
Authorized for future stock awards	669,873	1,006,307
Awards available under the ESPP	706,242	380,875
Total	22,738,424	4,503,686

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period.  An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation.  During the year ended December 31, 2018, 158,066 shares were issued pursuant to the ESPP.
Restricted Stock
The Company permits exercise of certain stock options prior to vesting.  Any such exercised shares are restricted and subject to repurchase by the Company until the conditions for vesting are met.  At December 31, 2018 there was no liability for cash received from the early exercise of stock options. At December 31, 2017, the liabilities for the cash received from the early exercise of stock options was $21,000 and was classified in accrued liabilities on the balance sheet. The Company reduces the liability as the underlying shares vest in accordance with the vesting terms outlined in the stock option agreements, which generally are 4 years. At December 31, 2018, there were no shares subject to repurchase by the Company.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the year ended December 31, 2018:

Number of RSUs and PRSUs
Outstanding at December 31, 2017	227,500
RSUs and PRSUs granted	55,000
RSUs and PRSUs vested	(2,500)
RSUs and PRSUs canceled	(20,000)
Outstanding at December 31, 2018	260,000
For the year ended December 31, 2018, stock-based compensation expense related to RSUs and PRSUs was approximately $0.3 million. At December 31, 2018, estimated unrecognized compensation expense related to RSUs and PRSUs granted to employees was approximately $1.0 million.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

Stock Options
The following table summarizes stock option activity during the year ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,099,173	$7.74	8.10	$2,264
Options granted	1,436,250	4.22
Options exercised	(89,031)	2.29
Options canceled	(313,721)	8.41
Outstanding at December 31, 2018	4,132,671	$6.58	7.41	$25
Vested and expected to vest at December 31, 2018	4,132,671	$6.58	7.41	$25
Exercisable at December 31, 2018	2,423,061	$7.29	6.74	$25
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
The following table summarizes the Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted to employees under our equity incentive plans and the shares purchasable under our 2015 ESPP during the periods presented:

	For the years ended December 31,
	2018	2017
2015 EIP
Risk-free interest rate	2.55% - 3.06%	1.87% - 2.23%
Expected dividend yield	0%	0%
Expected volatility	83%	79% - 86%
Expected term (years)	5.50 - 6.08	5.50 - 6.08
2015 ESPP
Risk-free interest rate	2.14% - 2.81%	1.05% - 1.77%
Expected dividend yield	0%	0%
Expected volatility	77% - 92%	79% - 102%
Expected term (years)	0.50 - 2.00	0.50 - 2.00
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2018	2017
Research and development	$2,676	$2,428
General and administrative	3,034	3,286
Total	$5,710	$5,714
The weighted-average grant date fair value of stock options granted to employees during the year ended December 31, 2018 was $2.98 per share. The total grant date fair value of stock options that vested during the year ended December 31, 2018 was $3.6 million. As of December 31, 2018, total unrecognized share-based compensation expense related to unvested employee stock options of the Company was approximately $5.4 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.31 years.
As of December 31, 2018, total unrecognized compensation expense related to the Company’s ESPP was approximately $0.8 million.  This unrecognized compensation cost is expected to be recognized over approximately 0.70 years.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

Common Stock Warrants
A summary of warrant activity for the year ended December 31, 2018 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding at December 31, 2017	17,331	11.54	$—
Issued	12,499,997	6.81	—
Exercised	—	—	—
Canceled	—	—	—
Outstanding at December 31, 2018	12,517,328	6.82	$—
The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.
9. SIGNIFICANT AGREEMENTS AND CONTRACTS
Combating Antibiotic Resistant Bacteria Accelerator (CARB-X) Subaward Agreement
On March 30, 2017, the Company entered into a Cost Reimbursement Research Subaward Agreement (the "Subaward Agreement") with the Trustees of Boston University. Under the Subaward Agreement, the Company is a subawardee under the CARB-X program. CARB-X is a public-private partnership focused on antibacterials, created by the U.S. Department of Health and Human Services (HHS), Biomedical Advanced Research and Development Authority (BARDA), the NIAID. CARB-X is funded by BARDA and the London-based Wellcome Trust, a global charitable foundation (Wellcome), and administered by the Boston University School of Law.
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
Under the Subaward Agreement, the Company is reimbursed for direct costs incurred plus allowable indirect costs which consist of fringe benefits and allowable general and administrative expenses. For the year ended December 31, 2018, the Company did not recognize any reductions to research and development expenses for costs eligible for reimbursement under the Subaward Agreement. As of December 31, 2018, there were no billed or unbilled accounts receivable related to reimbursable expenses under the Subaward Agreement.
The Subaward Agreement can be terminated upon the delivery of 30 days written notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and CARB-X must pay the Company a final settlement based on eligible expenses incurred under the Subaward Agreement.
Based on preclinical studies of CD201 as well as preclinical studies of antibody-drug conjugates (ADCs) from the Cloudbreak program, the Company decided in February 2018 to cease development of CD201 to focus on the more promising ADCs. The Company will no longer be seeking funding under the Subaward Agreement relating to CD201.
Partnership Grant for the Development of Cloudbreak Antibody-Drug Conjugates
In May 2018, the Company and Rutgers University were awarded a five year, $5.5 million partnership grant from the NIAID. The grant will fund continued research and development of the Company's Cloudbreak platform to identify novel immunotherapy agents for the treatment and prevention of serious and life-threatening viral infections and multi-drug resistant Gram-negative bacterial infections in high-risk populations. The Company began work under this grant in July 2018 but has not billed Rutgers University for any work performed to date, nor recognized any potential reimbursements in the statement of operations for the year ended December 31, 2018 as the subaward agreement between the Company and Rutgers University has not yet been executed.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

10. INCOME TAXES
The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The following table provides a reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes (in thousands):

	Years Ended December 31,
	2018	2017	2016
Federal income taxes at 21% for 2018 and 34% for 2017 and 2016	$(12,393)	$(18,947)	$(16,334)
State income tax, net of federal benefit	—	—	(1)
Tax effect on nondeductible expenses	(278)	3,389	1,650
Research credits	(4,737)	(8,125)	(3,538)
Rate change	—	—	267
Change in valuation allowance	16,421	5,133	14,996
Reserve for uncertain tax positions	1,184	1,451	2,883
Tax Cuts and Jobs Act	—	17,334	—
Other	(197)	(235)	77
Income tax expense	$—	$—	$—
Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$38,268	$26,364
Research credits	14,007	10,232
Intangibles	241	265
Other	2,488	1,722
Total deferred tax assets	55,004	38,583
Less valuation allowance	(55,004)	(38,583)
Income tax expense	$—	$—
At December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $179.1 million and $132 million, respectively. The federal and state loss carryforwards begin to expire in 2033, unless previously utilized. The Company also has federal research and development and orphan drug credit carryforwards totaling $17 million and state research and development credit carryforwards totaling $2.4 million. The federal research and development credit and orphan drug credit carryforwards begin to expire in 2033, unless previously utilized. The state research and development credit carryforwards begin to expire in 2029.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence, including a history of operating losses, management has determined that it is more likely than not that the net deferred tax assets will not be realized. A valuation allowance of $55.0 million and $38.6 million as of December 31, 2018 and 2017, respectively, has been established to offset the deferred tax assets as realization of such assets is uncertain.
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
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. At December 31, 2017, the Company made a reasonable estimate of the effects on their existing deferred tax balances. At December 31, 2017 the Company

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

recognized a provisional amount of $17.3 million which was included as a component of income tax expense from continuing operations offset with valuation allowances. As of December 31, 2018, the Company has completed its assessment of the impact of the Tax Cuts and Jobs Act with no additional impact recorded in the current year.
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized.  At December 31, 2018 and 2017, the unrecognized tax benefits recorded were approximately $16.5 million and $10.8 million, respectively.  Approximately $13.4 million of the unrecognized tax benefits would reduce the Company's annual effective tax rates, if recognized, subject to the valuation allowances.  The Company does not anticipate a significant change in the unrecognized tax benefits within the next 12 months.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2018, 2017 and 2016 is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance as of the beginning of the year	$10,756	$4,642	$356
Increases related to current year tax positions	1,224	2,149	921
Increases related to prior year tax positions	4,544	3,965	3,365
Balance as of the end of the year	$16,524	$10,756	$4,642
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
11. COMMITMENTS AND CONTINGENCIES
Litigation—From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company at December 31, 2018 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
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
Future minimum payments required under the lease as of December 31, 2018 are summarized as follows (in thousands):

2019	836
2020	861
2021	887
Total minimum lease payments	$2,584
Rent expense was $776,000 and $704,000 for the years ended December 31, 2018 and 2017, respectively.
Contractual Obligations—The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on or within 30 days of notice.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Operating expenses	$16,810	$15,152	$14,725	$16,598
Other income (expense)	61	(1,154)	1,106	4,256
Net loss	(16,749)	(16,306)	(13,619)	(12,342)
Basic and diluted net loss per share	$(0.80)	$(1.13)	$(0.49)	$(0.44)
Shares used to compute basic and diluted net loss per share	20,894,353	23,592,763	27,705,472	27,780,212
2017
Operating expenses	$13,398	$16,615	$12,249	$13,459
Other income (expense)	—	(30)	(8)	31
Net loss	(13,398)	(16,645)	(12,257)	(13,428)
Basic and diluted net loss per share	$(0.80)	$(0.99)	$(0.73)	$(0.69)
Shares used to compute basic and diluted net loss per share	16,795,366	16,831,960	16,864,211	19,489,375

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
As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2019 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2018, and is incorporated herein by reference.
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

3.
Exhibits—For a list of exhibits filed with this Annual Report, refer to the exhibit index below. The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit Number	Description
1.1
Controlled Equity OfferingSM Sales Agreement, dated as of November 8, 2018, by and between Cidara Therapeutics, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3, filed on November 8, 2018).

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
3.3
Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on May 21, 2018).

4.1
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

4.2	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 3, 2016).
4.3	Form of Common Stock Purchase Warrant for First Private Placement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on May 21, 2018)
4.4	Form of Common Stock Purchase Warrant for Second Private Placement (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on May 21, 2018)
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

10.14*
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

10.17
First Amendment to Loan and Security Agreement, by and between the Registrant and Pacific Western Bank, dated June 13, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 9, 2018).

10.18
Subscription Agreement by and among the Registrant and the purchasers identified on the signature pages thereto, dated May 21, 2018 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 21, 2018).

10.19
Placement Agency Agreement by and among the Registrant, Citigroup Global Markets, Inc. and Cantor Fitzgerald & Co., date May 21, 2018 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 21, 2018).

10.20
Fourth Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 3, 2018).

10.21
Second Amendment to Loan and Security Agreement, by and between the Registrant and Pacific Western Bank, dated July 27, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 31, 2018).

21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: February 28, 2019	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Stein, Ph.D. and James Levine, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Stein, Ph.D.	President and Chief Executive Officer	February 28, 2019
Jeffrey Stein, Ph.D.	(Principal Executive Officer)

/s/ James Levine	Chief Financial Officer	February 28, 2019
James Levine	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott M. Rocklage, Ph.D.	Chairman of the Board of Directors	February 28, 2019
Scott M. Rocklage, Ph.D.

/s/ Daniel D. Burgess	Member of the Board of Directors	February 28, 2019
Daniel D. Burgess

/s/ Timothy R. Franson, M.D.	Member of the Board of Directors	February 28, 2019
Timothy R. Franson, M.D.

/s/ David Gollaher, Ph.D.	Member of the Board of Directors	February 28, 2019
David Gollaher

/s/ Chrysa Mineo	Member of the Board of Directors	February 28, 2019
Chrysa Mineo

/s/ Theodore R. Schroeder	Member of the Board of Directors	February 28, 2019
Theodore R. Schroeder