Form 10-Q
period 2019-03-31
Cidara Therapeutics, Inc.
filed 2019-05-09
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☒   No   ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	CDTX	The Nasdaq Global Market
As of April 30, 2019, the registrant had 26,641,851 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	4
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited)	6
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2019 and 2018 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION	26
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3. Defaults Upon Senior Securities	60
Item 4. Mine Safety Disclosure	60
Item 5. Other Information	60
Item 6. Exhibits	61
SIGNATURES	62

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,407	$74,562
Prepaid expenses and other current assets	2,869	2,567
Total current assets	60,276	77,129
Property and equipment, net	635	712
Operating lease right-of-use asset	2,131	—
Other assets	1,271	1,271
Total assets	$64,313	$79,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,713	$2,846
Accrued liabilities	3,786	3,883
Accrued compensation and benefits	2,049	2,824
Current portion of lease liability	730	—
Contingent forward purchase obligations	681	411
Current portion of term loan	9,938	9,928
Total current liabilities	18,897	19,892
Lease liability	1,554	—
Other long-term liabilities	—	81
Total liabilities	20,451	19,973
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018:	—	—
Series X Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2019 and December 31, 2018; 565,231 and 445,231 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2019 and December 31, 2018; 26,641,851 and 27,816,014 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	279,155	277,871
Accumulated deficit	(235,296)	(218,735)
Total stockholders' equity	43,862	59,139
Total liabilities and stockholders' equity	$64,313	$79,112

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2019	2018
Operating expenses:
Research and development	$12,669	$13,199
General and administrative	3,735	3,611
Total operating expenses	16,404	16,810
Loss from operations	(16,404)	(16,810)
Other income (expense):
Change in fair value of contingent forward purchase obligations	(270)	—
Interest income, net	113	61
Total other income (expense)	(157)	61
Net loss attributable to common shareholders	$(16,561)	$(16,749)
Basic and diluted net loss per common share	$(0.60)	$(0.80)
Shares used to compute basic and diluted net loss per common share	27,729,977	20,894,353

Net loss	$(16,561)	$(16,749)
Unrealized loss on short-term investments	—	(10)
Comprehensive loss	$(16,561)	$(16,759)

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Operating activities:
Net loss	$(16,561)	$(16,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating lease right-of-use assets and liabilities, net	72	—
Depreciation and amortization	86	139
Stock-based compensation	1,284	1,461
Non-cash interest expense	7	15
Amortization of discount or premium on short-term investments	—	36
Amortization of debt issue costs	2	5
Deferred rent	—	(10)
Change in fair value of contingent forward purchase obligations	270	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(301)	482
Accounts payable and accrued liabilities	(1,231)	549
Accrued compensation	(774)	(650)
Net cash used in operating activities	(17,146)	(14,722)

Investing activities:
Purchases of short-term investments	—	(5,803)
Maturities of short-term investments	—	6,285
Purchases of property and equipment	(9)	(31)
Net cash provided by investing activities	(9)	451

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	6,440
Proceeds from exercise of stock options	—	28
Net cash provided by financing activities	—	6,468
Net decrease in cash, cash equivalents, and restricted cash	(17,155)	(7,803)
Cash, cash equivalents, and restricted cash at beginning of period	74,562	60,813
Cash, cash equivalents, and restricted cash at end of period	$57,407	$53,010

Supplemental disclosure of cash flows:
Interest paid	$155	$137
Non-cash investing and financing activities:
Vesting of early exercised stock options	$—	$9
Deferred financing costs incurred but not yet paid	$—	$133
Right-of-use asset obtained in exchange for lease liability	$2,295	$—

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(unaudited)

	Three Months Ended March 31, 2019
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2018	445,231	—	27,816,014	3	277,871	(218,735)	—	59,139
Stock-based compensation	—	—	—	—	1,284	—	—	1,284
Vesting of restricted stock units	—	—	25,837	—	—	—	—	—
Issuance of Series X preferred stock in exchange for common stock	120,000	—	(1,200,000)	—	—	—	—	—
Net loss	—	—	—	—	—	(16,561)	—	(16,561)
Balance, March 31, 2019	565,231	$—	26,641,851	$3	$279,155	$(235,296)	$—	$43,862

	Three Months Ended March 31, 2018
	Series X Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2017	—	—	20,525,688	2	209,140	(149,390)	(8)	59,744
Public offering of common stock, net of issuance costs	—	—	847,937	—	6,435	—	—	6,435
Vesting of restricted shares	—	—	3,964	—	9	—	—	9
Issuance of common stock for exercise of options	—	—	12,147	—	28	—	—	28
Stock-based compensation	—	—	—	—	1,461	—	—	1,461
Unrealized loss on marketable securities	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	(16,749)	—	(16,749)
Balance, March 31, 2018	—	$—	21,389,736	$2	$217,073	$(166,139)	$(18)	$50,918

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
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At March 31, 2019, the Company had an accumulated deficit of $235.3 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At March 31, 2019, the Company had cash and cash equivalents of $57.4 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will be sufficient to fund the Company’s obligations through the third quarter of 2019. The Company’s ability to execute its operating plan beyond the third quarter of 2019 depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2019 and 2018.
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
Grant Funding
The Company has evaluated the terms of the research and development grants to assess its obligations and the classification of funding received. Amounts billable for funded research and development are recognized in the statement of operations as a reduction to research and development expense over the grant period as the related costs are incurred to meet the Company's obligations.
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
Stock-based Compensation
The Company accounts for stock-based compensation expense related to stock options and employee stock purchase plan rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model. The fair value of Restricted Stock Units (RSUs) and Performance-based RSUs (PRSUs) is estimated based on the closing price of the Company's common stock on the date of grant.  For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. For awards subject to performance-based vesting conditions, the Company assesses the probability of achievement of the individual milestones under the stock-based awards and recognizes stock-based compensation expense over the implicit service period commencing once the Company believes the performance criteria is probable of achievement. The Company recognizes forfeitures related to stock-based compensation as they occur.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss allocable to common shares by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss allocable to common shares by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of warrants, Series X Convertible Preferred stock, unvested restricted common stock subject to repurchase, and options, RSUs, and PRSUs outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	March 31,
	2019	2018
Common stock warrants	12,517,328	17,331
Common stock options, RSUs and PRSUs issued and outstanding	5,690,390	4,352,640
Series X Convertible Preferred stock	5,652,310	—
Common stock subject to repurchase	—	5,341
Total	23,860,028	4,375,312
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
The Company’s financial instruments consist of cash and cash equivalents, contingent forward purchase obligations, and long-term debt. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, prepaid expenses, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of short-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The fair value of contingent forward purchase obligations is based on a probability-weighted valuation approach (See Note 3). The Company believes that the fair value of long-term debt approximates its carrying value.
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
Recently Adopted Accounting Standards
In March 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2019-01, "Leases (Topic 842): Codification Improvements." In July 2018, the FASB issued Accounting Standards Update No. 2018-11, "Leases (Topic 842): Targeted Improvements" and Accounting Standards Update No. 2018-10, "Codification Improvements to Topic 842, Leases." These updates provide additional clarification, an optional transition method, a practical expedient and implementation guidance on the previously issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)." Collectively, these updates supersede the lease guidance in Accounting Standards Codification, or ASC, Topic 840 and require lessees to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees are required to recognize a right of use asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted this standard on January 1, 2019 by applying the optional transition method on the adoption date and did not adjust comparative periods. We also elected the package of practical expedients permitted, which among other things, allowed us to carry forward the lease classification for our existing leases. The adoption of this standard impacted our 2019 opening consolidated balance sheet as we recorded operating lease liabilities of $2.5 million and right of use assets of $2.3 million, which equals the lease liabilities net of accrued rent. The adoption of this standard did not have an impact on our consolidated statements of income or cash flows.

During 2018, the FASB issued ASU 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting," which expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees.  These updates align the guidance for share-based payments to nonemployees with the guidance for share-based payments granted to employees, including the measurement of equity-classified awards, which is fixed at the grant date under the new guidance. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company adopted ASU 2018-07 effective January 1, 2019. The adoption of this standard did not have a material impact on the Company's financial statements.
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
As discussed in Note 5, on May 21, 2018, the Company entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing, which are triggered by the Company's announcement of topline data of Part B of its STRIVE Phase 2 clinical trial of rezafungin, contain features for subsequent closings that are not solely within the control of the Company and that embody an obligation that the Company must settle by issuing a variable number of shares when the obligation is based predominantly on having a fixed value at inception. In accordance with ASC 480, "Distinguishing Liabilities from Equity," the Company determined that these closings are classified as liabilities and represent contingent forward purchase obligations. These liabilities are required to be recorded at their estimated fair value initially and on a recurring basis. The contingent forward purchase obligations are classified within Level 3 of the fair value hierarchy as the Company is using a probability-weighted valuation approach, utilizing significant unobservable inputs including the probability and estimated timing of achieving positive or negative results associated with Part B of the STRIVE Phase 2 clinical trial and estimated discount rates related to the risk of achievement of the expected equity issuances. The liability was initially recorded at $4.3 million on May 21, 2018. Fair value adjustments resulting in a loss of $0.3 million were recorded during the three months ended March 31, 2019. The contingent forward purchase obligation was valued at $0.7 million and $0.4 million as of March 31, 2019 and December 31, 2018, respectively.
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
March 31, 2019
Assets:
Money market funds	$56,759	$56,759	$—	$—
Total assets at fair value	$56,759	$56,759	$—	$—

Liabilities:
Contingent forward purchase obligations	$681	$—	$—	$681
Total liabilities at fair value	$681	$—	$—	$681

December 31, 2018
Assets:
Money market funds	$74,077	$74,077	$—	$—
Total assets at fair value	$74,077	$74,077	$—	$—

Liabilities:
Contingent forward purchase obligations	$411	$—	$—	$411
Total liabilities at fair value	$411	$—	$—	$411
4. DEBT
Term Loans— On October 3, 2016, the Company entered into a loan and security agreement, (the "Loan Agreement"), with Pacific Western Bank, as the collateral agent and a lender (the "Lender"), pursuant to which the Lender agreed to lend to the Company up to $20.0 million in a series of term loans. Contemporaneously, the Company borrowed $10.0 million from the Lender (the "Term A Loan"). Under the terms of the Loan Agreement, because the Company achieved positive results from the STRIVE Phase 2 clinical trial of rezafungin by March 31, 2018 (the "Milestone"), the Company may have borrowed, at its sole discretion through October 3, 2018, from the Lender up to an additional $10.0 million (the "Term B Loan," and together with the Term A Loan, the "Term Loans"). The Company did not borrow any funds available under the Term B Loan before the draw period ended.
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
On July 27, 2018, the Company and the Lender entered into a Second Amendment to the Loan Agreement, which amended, among other things, the interest-only period, the date of maturity (the "Maturity Date") and the interest rate.  The Maturity Date is January 3, 2022. Payments under the Term Loans will be interest-only through July 31, 2019, which will be extended to October 31, 2019 if the Milestone is achieved. The interest-only period will be followed by equal monthly payments of principal and interest. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 0.75%. At March 31, 2019, the Term Loans bear interest at 6.25%.
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
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, including the receipt of positive data from Part B of the STRIVE Phase 2 clinical trial of rezafungin on or prior to July 31, 2019, or the occurrence of a material adverse change, the collateral agent will have the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable. The principal payments due under the Loan Agreement have been classified as a current liability at March 31, 2019 and December 31, 2018 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.
As of March 31, 2019, future principal payments due under the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2019	$1,667
December 31, 2020	4,000
December 31, 2021	4,000
December 31, 2022	333
Total future principal payments due under the Term A Loan	$10,000
5. STOCKHOLDERS’ EQUITY
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
The Company performed an analysis to allocate the proceeds from the May 2018 registered direct offering to the offering's various components on a relative fair value basis, including the contingent forward purchase obligations (discussed further in Note 3) as well as the common stock, Series X Convertible Preferred Stock, warrants, and option fee. With respect to the Series X Convertible Preferred Stock, because the adjusted conversion price on the commitment date (following the allocation of proceeds on a fair value basis) was below the fair value of the common stock at the date of issuance, a beneficial conversion feature with a calculated fair value of $10.3 million existed at the issuance date. The beneficial conversion feature is amortized as a deemed dividend to the preferred holders. As the Series X Convertible Preferred Stock is fully convertible at issuance, the full amortization of the $10.3 million was recorded at issuance as a one-time, non-cash deemed dividend on May 23, 2018.

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
As the issuance of the additional closings are outside the control of the Company, the second closing and optional third closing are accounted for as a liability in accordance with ASC 480, "Distinguishing Liabilities from Equity," which is measured at fair value on a recurring basis. See Note 3 to our financial statements for additional information.
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
The Warrants are exercisable immediately for cash at an exercise price of $6.81 per share. The Warrants issued in the First Private Placement will expire upon the earliest of (i) five years from the date of the first closing of the offering, (ii) the date that the holder of such Warrant transfers or sells any of the shares of Common Stock purchased by such holder in the first closing of the offering, if such transfer or sale occurs prior to the date that is 120 calendar days following the closing of the first closing of the offering, (iii) the taking of any short position on the Common Stock by the holder of such Warrant prior to the completion of the second closing of the offering, and (iv) the failure by the holder of such Warrant to purchase its pro rata allocation of shares of Common Stock in the second closing of the offering. The Company accounts for the Warrants as equity instruments in accordance with ASC 480, "Distinguishing Liabilities from Equity."
The Warrants issued in the Second Private Placement will expire five years from the date of the third closing of the offering.
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at March 31, 2019.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share. As of March 31, 2019, 565,231 shares of Series X Convertible Preferred Stock were issued and outstanding.
On March 22, 2019, the Company entered into an Exchange Agreement with Biotechnology Value Fund, L.P., and certain of its affiliated entities (collectively, “BVF”), pursuant to which BVF, without monetary consideration, agreed to exchange an aggregate of 1,200,000 shares of the Company’s common stock for an aggregate of 120,000 shares of the Company’s Series X Convertible Preferred Stock.

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
The Company evaluated the Series X Convertible Preferred Stock for liability or equity classification under ASC 480, "Distinguishing Liabilities from Equity," and determined that equity treatment was appropriate because the Series X Convertible Preferred Stock did not meet the definition of the liability instruments defined thereunder as convertible instruments. Specifically, the Series X Convertible Preferred Stock does not meet the criteria for classification as an ASC 480 liability. As such, the Series X Convertible Preferred Stock should be recorded as permanent equity. Additionally, the Series X Convertible Preferred Stock is not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, and (iii) upon the occurrence of an event that is not solely within control of the Company.
Common Stock
The Company had 200,000,000 shares of common stock authorized as of March 31, 2019. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	March 31, 2019	December 31, 2018
Common stock warrants	12,517,328	12,517,328
Stock options, RSUs and PRSUs issued and outstanding	5,690,390	4,392,671
Series X Convertible Preferred Stock	5,652,310	4,452,310
Authorized for future issuance under the ESPP	706,242	706,242
Authorized for future stock awards under the Company's option plans	461,457	669,873
Total	25,027,727	22,738,424

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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. No shares were issued pursuant to the ESPP during the three months ended March 31, 2019.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the three months ended March 31, 2019:

Number of RSUs and PRSUs
Outstanding at December 31, 2018	260,000
RSUs and PRSUs granted	259,520
RSUs and PRSUs vested	(23,337)
RSUs and PRSUs canceled	(325)
Outstanding at March 31, 2019	495,858
For the three months ended March 31, 2019, stock-based compensation expense related to RSUs and PRSUs was approximately $58,000. At March 31, 2019, estimated unrecognized compensation expense related to RSUs and PRSUs grants was approximately $2.2 million.

Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	4,132,671	$6.58	7.41	$25
Options granted	1,067,150	2.61
Options exercised	—	—
Options canceled	(5,289)	6.93
Outstanding at March 31, 2019	5,194,532	$5.76	7.70	$191
Vested and expected to vest at March 31, 2019	5,194,532	$5.76	7.70	$191
Exercisable at March 31, 2019	2,656,448	$7.27	6.49	$148
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$643	$640
General and administrative	641	821
Total	$1,284	$1,461
The weighted-average grant date fair value of stock options granted by the Company during the three months ended March 31, 2019 was $1.82 per share. The total grant date fair value of employee stock options that vested during the three months ended March 31, 2019 was $0.9 million. As of March 31, 2019, total unrecognized share-based compensation expense related to unvested employee stock options of the Company was approximately $6.4 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years.
As of March 31, 2019, total unrecognized compensation expense related to the ESPP was approximately $0.6 million. This unrecognized compensation cost is expected to be recognized over approximately 0.6 years.
Common Stock Warrants
As of March 31, 2019 and December 31, 2018, warrants to purchase 12,517,328 shares of common stock were outstanding at a weighted average exercise price of $6.82 per share.
The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.
7. SIGNIFICANT AGREEMENTS AND CONTRACTS
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
8. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of March 31, 2019 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
Lease Obligations
The Company adopted ASU 2016-02, "Leases," on January 1, 2019, which resulted in the recognition of operating leases on the balance sheet. See Note 2 for more information on the adoption of the ASU. The Company determines if a contract contains a lease at inception and recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As the Company's leases do not provide an implicit rate, management develops incremental borrowing rates based on the information available at the commencement date in determining the present value of future payments. Lease agreements that have lease and non-lease components are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.
The Company's single lease upon adoption is for laboratory and office space in San Diego, California and was entered into in June 2015. Amendments for additional space were entered into in February 2015, March 2015, and August 2015.  On June 29, 2018 the Company entered into a Fourth Amendment to its lease which extended the term of the lease by an additional 36 months and increased base rent to $70,000 per month effective January 1, 2019. The Company has also been granted an option, exercisable prior to September 30, 2019, to expand its leased premises on the same terms as the current lease, subject to compliance with specified conditions. The lease expires in December 2021 with options for two individual two-year extensions. The lease is subject to charges for common area maintenance and other costs, and base rent is subject to 3% annual increases every January. The adjusted incremental borrowing rate used in measuring the Company's lease liability was 10.8%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company's operating lease as of March 31, 2019 (in thousands):

2019	$701
2020	963
2021	992
Total undiscounted operating lease payments	$2,656
Less: Imputed interest	372
Present value of lease payments	$2,284

The balance sheet classification of the Company's operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$2,131

Current lease liability	$730
Lease liability	1,554
Total operating lease liability	$2,284
As of March 31, 2019, the weighted average remaining lease term was 2.8 years.
Cash paid for amounts included in the present value of operating lease liabilities was $233,000 for the three months ended March 31, 2019.
Operating lease costs were $301,000 for the three months ended March 31, 2019. These costs are primarily related to the Company's long-term operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or within 30 days of notice.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, and our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or the SEC, on February 27, 2019.
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
Overview
We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment of diseases that are inadequately addressed by current standard of care therapies. We are developing a pipeline of product and development candidates, with an initial focus on serious fungal infections. Our lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin. Rezafungin is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections. In addition, our proprietary Cloudbreak® platform is designed to discover compounds that counter infections in two ways, by directly targeting and destroying invading pathogens and by focusing the immune system at the site of infection. Currently, we are using our Cloudbreak platform to develop Antiviral Fc-Conjugates, or AVCs, for the treatment and prevention of influenza.

Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the treatment and prevention of serious, invasive fungal infections. These infections include candidemia and invasive candidiasis, which are fungal infections associated with high mortality rates.
STRIVE Phase 2 clinical trials
In March 2018, we reported topline results from our global, randomized Phase 2 clinical trial of rezafungin, called STRIVE Part A. In STRIVE Part A, patients were randomized to one of two rezafungin arms or to the caspofungin arm. In the two rezafungin arms of the trial, patients received either 400 mg of rezafungin administered intravenously once weekly for two to four weeks or 400 mg for the first week followed by 200 mg once weekly for one to three weeks, for a total of two to four weeks. In the comparator arm, patients received daily caspofungin administered intravenously according to the approved prescribing information, with an optional step down to oral fluconazole. STRIVE Part A met its primary objectives related to tolerability and safety of rezafungin in the treatment of candidemia/invasive candidiasis, and rezafungin was generally well-tolerated at both dosing regimens.
Data from this trial indicated that a 400mg / 200mg dosing regimen of rezafungin had a higher rate of Clinical Cure by PI Assessment at Day 14 (86%) and a lower All Cause Mortality at Day 30 (3%) when compared with once daily Caspofungin (71% and 11%, respectively).
After the completion of the STRIVE Part A trial, we continued enrollment at several STRIVE Part A trial sites in order to generate additional data that may be needed for the target safety database required for regulatory approval of rezafungin, as well as to maintain enrollment momentum at trial sites before the start of our Phase 3 trials for rezafungin. This continuation of the STRIVE trial, which we call STRIVE Part B, evaluates the 400mg/400mg and 400mg/200mg doses selected from STRIVE Part A in comparison to caspofungin in a 1:1 randomization regime. We completed enrollment in STRIVE Part B in April 2019, and expect to announce topline results in mid-2019.
Phase 3 clinical trials
Our Phase 3 clinical development plans for rezafungin, including the completion of the ReSTORE Phase 3 clinical trial and commencement of the ReSPECT Phase 3 clinical trial, are contingent on our ability to secure adequate additional funding.

•
Phase 3 ReSTORE Treatment Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. The ReSTORE trial began in the third quarter of 2018 and is continuing to enroll subjects. Assuming we obtain adequate additional funding, we expect to continue the trial and to produce topline results in mid-2020.

•
Phase 3 ReSPECT Prophylaxis (Prevention) Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Commencement of the ReSPECT trial is contingent upon obtaining adequate funding and the approval of the regulatory authorities.

Other clinical trials
We are currently completing analysis of data from Phase 1 trials of rezafungin including trials evaluating drug-drug interactions, and absorption, metabolism and excretion. We also plan to conduct a Phase 1 clinical trial with the National Institute of Health (NIH) to evaluate safety, tolerability, and pharmacokinetics for a subcutaneous formulation of rezafungin. We expect to commence this trial in mid-2019.
Cloudbreak Platform
We believe our Cloudbreak platform is a fundamentally new approach in the fight against life-threatening infectious disease that provides potent antimicrobial activity and immune system engagement in a single molecule. The Cloudbreak platform recognizes that infectious disease often results when a microbial pathogen is able to evade or overcome the host immune system. Our Cloudbreak candidates are designed to counter infection in two ways, by directly targeting and destroying invading pathogens and by focusing the immune system at the site of infection. We have generated preclinical, in vivo proof of concept data in both our Cloudbreak antiviral and antibacterial programs.
Our lead Cloudbreak candidates are AVCs for the prevention and treatment of influenza. We recently selected CB-012 as a development candidate for influenza. CB-012 is a novel conjugate of a highly potent antiviral agent linked to a human antibody fragment.

Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of March 31, 2019, we had an accumulated deficit of $235.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
In connection with the preparation of our financial statements for the three month period ended March 31, 2019, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will be sufficient to fund our obligations through the third quarter of 2019, but will not be sufficient to fund our obligations after the third quarter of 2019. Our ability to execute our current business plan beyond the third quarter of 2019 depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
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
Research and development expenses
To date, our research and development expenses have related primarily to nonclinical development of our rezafungin and CD201 product candidates and our Cloudbreak platform, as well as clinical development of rezafungin acetate and CD101 topical. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses and nonclinical and clinical trial costs.  We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or activities within studies and other events.
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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory authorities;

•	the duration of patient follow-up;

•	the phase of development of the product candidates; and

•	the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Rezafungin	$7,442	$8,486
Cloudbreak platform	851	452
Personnel costs	3,669	3,368
Other research and development expenses	707	893
Total research and development expenses	$12,669	$13,199
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
We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents. Interest expense represents interest payable related to term loans and the amortization of debt issuance costs.
Contingent forward purchase obligation
On May 21, 2018, we entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing are triggered by our announcement of topline data from our STRIVE Part B Phase 2 clinical trial of rezafungin. We determined that these closings are classified as liabilities and represent contingent forward purchase obligations. The liability was initially recorded at $4.3 million on May 21, 2018.

Fair value adjustments resulting in a loss of $0.3 million were recorded during the three months ended March 31, 2019. The contingent forward purchase obligation was valued at $0.7 million and $0.4 million as of March 31, 2019 and December 31, 2018, respectively.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than our accounting for those items discussed below, there were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019.
Subaward Agreement and Partnership Grants
We reflect these costs reimbursed under research and development grants as a reduction of our research and development expenses. See Note 2 to our financial statements for additional information.
Restricted Stock Units
In 2018 and 2019, we granted Restricted Stock Units (RSUs) and Performance-based RSUs (PRSUs). We estimate the fair value of RSUs and PRSUs based on the closing price of the Company's common stock on the date of grant. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. For awards subject to performance-based vesting conditions, we assess the probability of achievement of the individual milestones under the stock-based awards and recognize stock-based compensation expense over the implicit service period commencing once we believe the performance criteria is probable of achievement.
Stockholders' Equity
On May 21, 2018, we entered into a securities purchase agreement with certain investors providing for the purchase and sale, in a registered direct offering, of up to an aggregate of $120.0 million of our common stock and preferred stock in three closings. On May 23, 2018, we completed the first closing, which was comprised of 6,185,987 shares of common stock at an offering price of $4.70 per share, 445,231 shares of Series X Convertible Preferred Stock at an offering price of $47.00 per share, and an option fee relating to the third closing paid by the investors for a total of $0.5 million. In a private placement concurrent with the first closing, we also sold warrants to purchase an aggregate of 12,499,997 shares of common stock at $0.125 per warrant share. Net proceeds for the first closing and the concurrent private placement were $49.5 million. We determined that warrants and future closings represented derivative instruments requiring bifurcation under ASC 815. Accordingly, we determined a fair value for each component of the securities purchase agreement and allocated the expected proceeds across each component on a relative fair value basis. Key estimates within the valuation include the expected timing for completion and estimated probability of success of our STRIVE Part B study. See Note 3 of the Notes to the Financial Statements for additional information.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2019 and 2018
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Research and development	$12,669	$13,199	$(530)
General and administrative	3,735	3,611	124
Other income (expense), net	(157)	61	(218)
Research and development expenses

Research and development expenses were $12.7 million for the three months ended March 31, 2019, compared to $13.2 million for the three months ended March 31, 2018.  The decrease in research and development expenses is primarily due to lower clinical expenses associated with the rezafungin clinical trials.
General and administrative expenses
General and administrative expenses were $3.7 million for the three months ended March 31, 2019 and $3.6 million for the three months ended March 31, 2018. The increase in general and administrative expenses was due to higher legal and market research expenses.
Other income (expense)
Other expense during the three month period ended March 31, 2019 related primarily to the change in the fair value of the contingent forward purchase obligation and interest expense in connection with our loan from Pacific Western Bank. Other expense was partially offset by income generated from cash held in interest-bearing investments. Other income for the three month period ended March 31, 2018 included income generated from cash held in interest-bearing investments, which was partially offset by interest expense incurred in connection with our loan from Pacific Western Bank.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through May 8, 2018, we have received $269.4 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, our initial public offering, our entry into a debt facility in October 2016 with Pacific Western Bank, our October 2016 public offering of common stock, our October 2017 private placement of common stock, and sales of common stock under our controlled equity sales agreement, and our May 2018 registered direct offering.
As of March 31, 2019, we had $57.4 million in cash and cash equivalents. The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(17,146)	$(14,722)
Investing activities	(9)	451
Financing activities	—	6,468
Net decrease in cash, cash equivalents, and restricted cash	$(17,155)	$(7,803)
Operating activities
Net cash used in operating activities was $17.1 million for the three months ended March 31, 2019, compared to $14.7 million for the three months ended March 31, 2018. Cash used in operating activities was primarily attributable to a net loss of $16.6 million for the three months ended March 31, 2019 and $16.7 million for the three months ended March 31, 2018. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our primary investing activities during the three months ended March 31, 2019 consisted of purchases and sales of property and equipment. Our primary investing activities during the three months ended March 31, 2018 consisted of purchases and maturities of short-term investments. For the three months ended March 31, 2018, we received proceeds of $6.3 million from the maturity of short-term investments. We purchased approximately $5.8 million of short-term investments during the three months ended March 31, 2018.
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
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements.
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
As of March 31, 2019, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
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
Risks Related to Drug Discovery, Development and Commercialization
*We depend heavily on the success of rezafungin, currently in Phase 3 clinical development, and we also are very early in our development efforts from our Cloudbreak programs, neither of which may be successful.
We have completed four Phase 1 clinical trials of rezafungin, as well as Part A of the STRIVE Phase 2 clinical trial of rezafungin for the treatment of candidemia and invasive candidiasis.  We have completed enrollment in Part B of the STRIVE Phase 2 clinical trial of rezafungin. We are currently conducting two additional Phase 1 clinical trials of rezafungin and the ReSTORE Phase 3 clinical trial of rezafungin for treatment of candidemia and invasive candidiasis. Completion of the ReSTORE Phase 3 trial and commencement of the ReSPECT Phase 3 clinical trial of rezafungin for prophylaxis is contingent on our ability to secure adequate additional funding. Additionally, the commencement of the ReSPECT Phase 3 trial is also contingent upon approval of the regulatory authorities. We are also conducting preclinical studies of AVCs in our Cloudbreak programs for viral infections. Our assumptions about why rezafungin is worthy of future development, as well as our assumptions about the market for rezafungin or any potential products from our Cloudbreak programs, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, and the regulatory paths for marketing approvals for our products remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin and any other product candidates we may develop will depend on many factors, including the following:

•	our ability to secure adequate additional funding;

•	agreement with regulatory authorities on study design and other requirements for study initiation;

•	successful completion of preclinical studies;

•	successful enrollment in, and completion of, clinical trials;

•	demonstrating safety and efficacy;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and technologies;

•	launching commercial sales of the product candidates, if and when approved, whether alone or selectively in collaboration with others;

•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the products following approval; and

•	enforcing and defending intellectual property rights and claims.
If we do not secure additional funding, we will not be able to continue the Phase 3 clinical development plans for rezafungin. If we do not accomplish one or more of any of the other goals in a timely manner, or at all, we could experience significant delays or an inability to successfully complete the development of and commercialize our product candidates, which would harm our business.
*If clinical trials for rezafungin or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A delay in starting or completing our clinical trials would materially impact our timelines and our ability to complete development of our product candidates in a timely manner or at all. For example, our ability to continue the ReSTORE Phase 3 clinical trial or commence the ReSPECT Phase 3 clinical trial for prophylaxis is dependent on our ability to secure adequate additional funding, and our ability to commence the ReSPECT Phase 3 clinical trial is also subject to the approval of the regulatory authorities.
A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial. For example, although Part A of the STRIVE Phase 2 clinical trial met its primary objectives related to tolerability and safety of rezafungin in the treatment of candidemia and invasive candidiasis, this does not guarantee success in Part B of the STRIVE Phase 2 clinical trial, in our ReSTORE Phase 3 clinical trial for treatment or our planned ReSPECT Phase 3 clinical trial for prophylaxis.
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
Further, the treatment advantages that we are predicting for rezafungin, such as lower healthcare costs resulting from an ability to administer rezafungin once-weekly or the predicted ability of rezafungin to be effective against resistant strains of fungal pathogens, may not be realized. For our AVCs, the bispecific mechanism of action, including the use of the immune system, may lead to side effects that are not anticipated based on the preclinical work we have conducted to date.
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
From time to time, we may publicly disclose interim, preliminary or topline data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analysis of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. For example, we expect to receive topline data from Part B of our STRIVE Phase 2 clinical trial in mid-2019. The topline data may be reported as positive, however, if the final data materially differs in an adverse manner from the topline data, we may have unnecessarily expended or continued to commit substantial resources to the Phase 3 clinical trials, which costs we may not be able to recover. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. For example, we plan to conduct an interim futility analysis after primary endpoint data is available for approximately 50% of the subjects that we intend to enroll in the

ReSPECT Phase 3 clinical trial. There can be no guarantee that a favorable futility analysis will result in a favorable final result at the completion of the clinical trial.
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
*We may not be successful in our efforts to identify, discover, and develop potential product candidates through our Cloudbreak platform or otherwise.
Through our Cloudbreak platform, we are developing AVCs for the treatment of viral infections. We have identified the AVC CB-012 as a development candidate from the Cloudbreak influenza (antiviral) program. Our Cloudbreak platform may not be successful in identifying additional molecules that could be developed as drug therapies. In addition, our Cloudbreak platform may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
Research programs to identify new product candidates require substantial technical expertise and human resources. For example, we have limited experience with the use of the Cloudbreak platform applied to viral pathogens. A failure to optimize our expertise using the Cloudbreak platform for the development of our Cloudbreak antiviral program may limit our ability to identify a product candidate and successfully advance this program. Research programs to identify new product candidates also require substantial financial resources. We may choose to expend our financial resources on potential product candidates that ultimately prove to be unsuccessful. If we are unable to develop successful product candidates from our Cloudbreak platform for preclinical and clinical development, we will not be able to generate product revenue, which would harm our financial position and adversely impact our stock price.
Risks Related to Our Financial Position and Need for Additional Capital
*We need substantial additional funding to advance the development of rezafungin, as well as other product and development candidates. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our drug development and discovery programs.
In connection with the preparation of our financial statements for the period ended March 31, 2019, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will be sufficient to fund our obligations through the third quarter of 2019, but will not be sufficient to fund our obligations after the third quarter of 2019. Our ability to execute our operating plan, including continuing the development of rezafungin, beyond the third quarter of 2019 depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements.
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
There can also be no assurance that additional funds will be available to us without first obtaining the approval of our stockholders, which can be a difficult and lengthy process with an uncertain outcome. For example, the purchase price at the initial closing of the May 2018 registered direct offering was based on a price of $4.70 per share of common stock and, due to the rules of The Nasdaq Stock Market regarding stockholder approval requirements, we may not complete the 2nd or optional 3rd closings at a price below $4.70 per share of common stock without first obtaining the approval of our stockholders. The subscription agreement for the May 2018 registered direct offering specifies that the purchase price in the second and optional third closings is 75% of the volume weighted average price of our common stock for the five trading days following our announcement of topline data from Part B of the STRIVE clinical trial. Accordingly, if our common stock is trading below $6.27 at that time, the resulting purchase price for the 2nd and 3rd closings will be less than $4.70 per share of our common stock and we will be unable to complete the 2nd or 3rd closings without first obtaining the approval of our stockholders. As of the date we issued financial statements for the period ended March 31, 2019, the price of our common stock was below $6.27. The stockholder approval process could be lengthy and expensive, and there is no assurance that the stockholders would provide their approval.
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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through March 31, 2019, our operations have been financed primarily by gross proceeds of approximately $269.4 million from the issuance of convertible debt securities, the sale of shares of convertible preferred stock, the sale of shares of our common stock in our IPO, our October 2016 term loan facility with Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock, sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity sales agreement with Cantor Fitzgerald & Co., which has since been terminated, and our May 2018 registered direct offering of common stock. As of March 31, 2019, we had cash and cash equivalents of $57.4 million.
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
The Loan Agreement also requires us to timely deliver certain financial statements, reports, and certificates including a requirement to provide audited annual financial statements together with an unqualified audit opinion or a qualified opinion only for going concern so long as our investors provide additional equity as needed or if Pacific Western otherwise provides its consent in writing. In connection with the audit of our 2018 financial statements, we received an unqualified auditor opinion with a going concern explanatory paragraph. Pacific Western provided us with a written acknowledgment that inclusion of the going concern explanatory paragraph in the auditor opinion for our 2018 financial statements satisfies our requirements regarding delivery of an auditor opinion under the Loan Agreement; however, should we in the future receive either a qualified or unqualified opinion with a going concern explanatory paragraph without satisfaction of the additional equity criteria or the consent of Pacific Western required by the Loan Agreement, this may also constitute a default under the facility.
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
*We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.
Since our inception, we have incurred significant operating losses. Our net loss was $16.6 million and $16.7 million for the three month periods ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $235.3 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, our initial public offering of our common stock, or our IPO, our October 2016 term loan facility with Pacific Western Bank, or Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock, sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity sales agreement with Cantor Fitzgerald & Co., which has since been terminated, and our May 2018 registered direct offering of common stock. We have devoted substantially all of our financial resources and efforts to research and development. We have completed Part A of our STRIVE Phase 2 clinical trial of rezafungin, have completed enrollment in Part B of the STRIVE Phase 2 clinical trial, and are currently conducting the ReSTORE Phase 3 clinical trial of rezafungin, Phase 1 and non-clinical studies of rezafungin, and preclinical studies of our AVCs, and we are planning to conduct the ReSPECT Phase 3 clinical trial of rezafungin for prophylaxis. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	submit INDs to the FDA and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards, or IRBs, at clinical trial sites;

•	continue to advance rezafungin through clinical development;

•	continue the preclinical development of our AVCs from our Cloudbreak platform or otherwise, and advance one or more of such product candidates into clinical trials;

•	seek marketing approvals for rezafungin and other product candidates;

•	establish or contract for a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;

•	maintain, expand and enforce our intellectual property portfolio;

•	hire additional manufacturing, clinical, regulatory, quality assurance and scientific personnel;

•	add operational, financial and management systems and personnel, including personnel to support product development; and

•	acquire or in-license other product candidates and technologies.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain and our commercial success will depend on our ability to obtain patents and maintain adequate protection for rezafungin, our AVCs and other compounds and product candidates in the United States and other countries. We currently hold issued U.S. utility and foreign patents and multiple pending U.S. utility patent applications, pending U.S. provisional patent applications and pending international, foreign national and regional counterpart patent applications covering various aspects of rezafungin and our AVCs. The patent applications may fail to result in issued patents in the United States or in foreign countries or jurisdictions. Even if the applications do successfully issue, third parties may challenge the patents.
Further, the existing and/or future patents, if any, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent and patent applications we own with respect to rezafungin or our AVCs or the patents we pursue related to any of our other product candidates or compounds is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize the product candidates or compounds. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced, although a patent term extension or supplementary protection certificate having varied scope may be available in certain jurisdictions to compensate for some of the lost patent term. In addition, we do not know whether:

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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents with claims to materials, methods of manufacture or methods of treatment related to the use or manufacture of rezafungin, our AVCs and/or our other product candidates or compounds. If any third-party patents were held by a court of competent jurisdiction to cover the rezafungin or AVC manufacturing process, any molecules formed during these processes or the final products or any use thereof, the holders of any such patents may be able to block our ability to commercialize the product unless we obtained a license under the applicable patent or patents or until such patents expire. These same issues and risks arise in connection with any other product candidates we develop as well. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, or at all. Any inability to obtain such a license under the applicable patents on commercially reasonable terms, or at all, would have a material adverse effect on our ability to commercialize the affected product until such patents expire.
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
Risks Related to U.S. Government Contracts and Grants
*If we are unable to generate revenues from partnerships, government funding or other sources of funding, we may be forced to suspend or terminate one or more of our Cloudbreak programs.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 26,641,851 shares of common stock outstanding as of March 31, 2019. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3.3(4)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

4.3(4)	Form of Common Stock Purchase Warrant for First Private Placement.

4.4(4)	Form of Common Stock Purchase Warrant for Second Private Placement.

10.1(5)	Exchange Agreement, dated March 22, 2019, between the Company and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P. and MSI BVF SPV, LLC.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 21, 2018.
(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on March 22, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: May 9, 2019	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ James Levine
James Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)