Form 10-Q
period 2019-06-30
Cidara Therapeutics, Inc.
filed 2019-08-08
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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
As of July 31, 2019, the registrant had 26,767,989 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	4
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited)	6
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION	29
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3. Defaults Upon Senior Securities	63
Item 4. Mine Safety Disclosure	63
Item 5. Other Information	63
Item 6. Exhibits	64
SIGNATURES	65

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,573	$74,562
Prepaid expenses and other current assets	3,173	2,567
Total current assets	47,746	77,129
Property and equipment, net	577	712
Operating lease right-of-use asset	1,983	—
Other assets	1,446	1,271
Total assets	$51,752	$79,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,787	$2,846
Accrued liabilities	3,585	3,883
Accrued compensation and benefits	2,526	2,824
Current portion of lease liability	762	—
Contingent forward purchase obligations	—	411
Current portion of term loan	9,948	9,928
Total current liabilities	18,608	19,892
Lease liability	1,362	—
Other long-term liabilities	—	81
Total liabilities	19,970	19,973
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018:	—	—
Series X Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2019 and December 31, 2018; 565,231 and 445,231 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2019 and December 31, 2018; 26,767,989 and 27,816,014 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	280,622	277,871
Accumulated deficit	(248,843)	(218,735)
Total stockholders' equity	31,782	59,139
Total liabilities and stockholders' equity	$51,752	$79,112

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Operating expenses:
Research and development	$10,743	$11,619	$23,412	$24,818
General and administrative	3,525	3,533	7,260	7,144
Total operating expenses	14,268	15,152	30,672	31,962
Loss from operations	(14,268)	(15,152)	(30,672)	(31,962)
Other income (expense):
Change in fair value of contingent forward purchase obligations	681	(1,112)	411	(1,112)
Interest income, net	40	164	153	225
Other expense	—	(206)	—	(206)
Total other income (expense)	721	(1,154)	564	(1,093)
Net loss	(13,547)	(16,306)	(30,108)	(33,055)
Recognition of beneficial conversion feature	—	(10,329)	—	(10,329)
Net loss attributable to common shareholders	$(13,547)	$(26,635)	$(30,108)	$(43,384)
Basic and diluted net loss per common share	$(0.49)	$(1.13)	$(1.23)	$(1.93)
Shares used to compute basic and diluted net loss per common share	27,786,808	23,592,763	24,538,443	22,500,061

Net loss	$(13,547)	$(16,306)	$(30,108)	$(33,055)
Unrealized gain on short-term investments	—	15	—	5
Comprehensive loss	$(13,547)	$(16,291)	$(30,108)	$(33,050)

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Operating activities:
Net loss	$(30,108)	$(33,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating lease right-of-use assets and liabilities, net	60	—
Depreciation and amortization	170	275
Stock-based compensation	2,541	3,061
Non-cash interest expense	15	38
Amortization of discount or premium on short-term investments	—	53
Amortization of debt issuance costs	4	—
Deferred rent	—	(9)
Change in fair value of contingent forward purchase obligations	(411)	1,112
Contingent forward purchase obligations offering costs	—	206
Changes in assets and liabilities:
Accounts receivable	—	281
Prepaid expenses and other current assets	(606)	(721)
Accounts payable and accrued liabilities	(1,357)	(1,573)
Accrued compensation and benefits	(87)	(54)
Other assets	(175)	131
Net cash used in operating activities	(29,954)	(30,255)

Investing activities:
Purchases of short-term investments	—	(14,548)
Maturities of short-term investments	—	14,756
Purchases of property and equipment	(35)	(55)
Net cash (used in) provided by investing activities	(35)	153

Financing activities:
Proceeds from May 2018 Registered Direct Offering, net of offering costs	—	51,764
Proceeds from issuance of common stock, net of issuance costs	—	6,440
Proceeds from exercise of stock options	—	39
Net cash provided by financing activities	—	58,243
Net (decrease) increase in cash and cash equivalents	(29,989)	28,141
Cash and cash equivalents at beginning of period	74,562	60,813
Cash and cash equivalents at end of period	$44,573	$88,954

Supplemental disclosure of cash flows:
Interest paid	$315	$282
Non-cash investing activities:
Right-of-use asset obtained in exchange for lease liability	$2,295	$—
Non-cash financing activities:
Offering costs incurred but not yet paid	$—	$2,192
Purchase of shares pursuant to Employee Stock Purchase Plan	$210	$374
Vesting of early exercised stock options	$—	$18
 See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
(unaudited)

	Three and Six Months Ended June 30, 2019
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2018	445,231	$—	27,816,014	$3	$277,871	$(218,735)	$—	$59,139
Stock-based compensation	—	—	—	—	1,284	—	—	1,284
Vesting of restricted stock units	—	—	25,837	—	—	—	—	—
Issuance of Series X Convertible Preferred Stock in exchange for common stock	120,000	—	(1,200,000)	—	—	—	—	—
Net loss	—	—	—	—	—	(16,561)	—	(16,561)
Balance, March 31, 2019	565,231	$—	26,641,851	$3	$279,155	$(235,296)	$—	$43,862
Stock-based compensation	—	—	—	—	1,257	—	—	1,257
Issuance of common stock under Employee Stock Purchase Plan	—	—	126,138	—	210	—	—	210
Net loss	—	—	—	—	—	(13,547)	—	(13,547)
Balance, June 30, 2019	565,231	$—	26,767,989	$3	$280,622	$(248,843)	$—	$31,782

	Three and Six Months Ended June 30, 2018
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2017	—	$—	20,525,688	$2	$209,140	$(149,390)	$(8)	$59,744
Public offering of common stock, net of issuance costs	—	—	847,937	—	6,435	—	—	6,435
Vesting of restricted shares	—	—	3,964	—	9	—	—	9
Issuance of common stock for exercise of options	—	—	12,147	—	28	—	—	28
Stock-based compensation	—	—	—	—	1,461	—	—	1,461
Unrealized loss on marketable securities	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	(16,749)	—	(16,749)
Balance, March 31, 2018	—	$—	21,389,736	$2	$217,073	$(166,139)	$(18)	$50,918
Registered Direct Offering, net of offering costs	445,231	$—	6,185,987	$1	$45,517	$—	$—	$45,518
Beneficial conversion feature of Series X Convertible Preferred Stock	—	—	—	—	10,329	(10,329)	—	—
Vesting of restricted shares	—	—	3,964	—	9	—	—	9
Issuance of common stock for exercise of options	—	—	5,000	—	10	—	—	10
Issuance of common stock under Employee Stock Purchase Plan	—	—	93,483	—	374	—	—	374
Stock-based compensation	—	—	—	—	1,600	—	—	1,600
Unrealized gain on marketable securities	—	—	—	—	—	—	15	15
Net loss	—	—	—	—	—	(16,306)	—	(16,306)
Balance, June 30, 2018	445,231	$—	27,678,170	$3	$274,912	$(192,774)	$(3)	$82,138

See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives. The Company’s portfolio is comprised of a proprietary product candidate for the treatment and prevention of serious fungal infections. The Company is also conducting research in bacterial and viral infections. The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At June 30, 2019, the Company had an accumulated deficit of $248.8 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At June 30, 2019, the Company had cash and cash equivalents of $44.6 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will be sufficient to fund the Company’s obligations through the fourth quarter of 2019. The Company’s ability to execute its operating plan beyond the fourth quarter of 2019 depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2019 and 2018.
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
Research and Development Costs
Research and development expenses consist of wages, benefits and stock-based compensation charges for research and development employees, scientific consultant fees, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and nonclinical and clinical trial costs. Nonclinical and clinical trial expenses are accrued based on work performed, which relies on the Company's estimates and/or representations from third party service providers regarding total costs incurred, including patient enrollment, completion of studies, and other events. The Company accounts for nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities as deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed.
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. The Company’s only component of other comprehensive loss is unrealized gains on short-term investments. Comprehensive losses have been reflected in the condensed consolidated statements of operations and comprehensive loss for all periods presented.
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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	June 30,
	2019	2018
Common stock warrants	12,517,328	12,517,328
Common stock options, RSUs and PRSUs issued and outstanding	5,690,778	4,296,476
Series X Convertible Preferred Stock	5,652,310	4,452,310
Common stock subject to repurchase	—	1,377
Total	23,860,416	21,267,491
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
Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
During 2018, the FASB issued ASU 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement," which modifies certain disclosure requirements on fair value measurements. The updated guidance is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company does not expect the standard to have a material impact on its financial statements upon adoption.
Recently Adopted Accounting Standards
In March 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2019-01, "Leases (Topic 842): Codification Improvements." In July 2018, the FASB issued Accounting Standards Update No. 2018-11, "Leases (Topic 842): Targeted Improvements" and Accounting Standards Update No. 2018-10, "Codification Improvements to Topic 842, Leases." These updates provide additional clarification, an optional transition method, a practical expedient and implementation guidance on the previously issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)." Collectively, these updates supersede the lease guidance in Accounting Standards

Codification, or ASC, Topic 840 and require lessees to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees are required to recognize a right of use asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted this standard on January 1, 2019 by applying the optional transition method on the adoption date and did not adjust comparative periods. The Company also elected the package of practical expedients permitted, which among other things, allowed the Company to carry forward the lease classification for the Company's existing leases. The adoption of this standard impacted the Company's 2019 opening consolidated balance sheet as the Company recorded operating lease liabilities of $2.5 million and right of use assets of $2.3 million, which equals the lease liabilities net of accrued rent. The adoption of this standard did not have a material impact on the Company's consolidated statements of income or cash flows.
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
As discussed in Note 5, on May 21, 2018, the Company entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing, which are triggered by the Company's announcement of topline data of Part B of its STRIVE Phase 2 clinical trial of rezafungin, contain features for subsequent closings that are not solely within the control of the Company and that embody an obligation that the Company must settle by issuing a variable number of shares when the obligation is based predominantly on having a fixed value at inception. In accordance with ASC 480, "Distinguishing Liabilities from Equity," the Company determined that these closings are classified as liabilities and represent contingent forward purchase obligations. These liabilities are required to be recorded at their estimated fair value initially and on a recurring basis. The contingent forward purchase obligations are classified within Level 3 of the fair value hierarchy as the Company is using a probability-weighted valuation approach, utilizing significant unobservable inputs including the probability and estimated timing of achieving positive or negative results associated with Part B of the STRIVE Phase 2 clinical trial and estimated discount rates related to the risk of achievement of the expected equity issuances. The liability was initially recorded at $4.3 million on May 21, 2018. Fair value adjustments resulting in a gain of $0.4 million were recorded during the six month period ended June 30, 2019. The contingent forward purchase obligation had no value as of June 30, 2019, and was valued at $0.4 million as of December 31, 2018.
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
June 30, 2019
Assets:
Money market funds	$44,322	$44,322	$—	$—
Total assets at fair value	$44,322	$44,322	$—	$—

December 31, 2018
Assets:
Money market funds	$74,077	$74,077	$—	$—
Total assets at fair value	$74,077	$74,077	$—	$—

Liabilities:
Contingent forward purchase obligations	$411	$—	$—	$411
Total liabilities at fair value	$411	$—	$—	$411
4. DEBT
Term Loans— On October 3, 2016, the Company entered into a loan and security agreement, (the "Loan Agreement"), with Pacific Western Bank, as the collateral agent and a lender (the "Lender"), pursuant to which the Lender agreed to lend to the Company up to $20.0 million in a series of term loans. Contemporaneously, the Company borrowed $10.0 million from the Lender (the "Term A Loan"). Under the terms of the Loan Agreement, because the Company achieved positive results from the STRIVE Phase 2 clinical trial of rezafungin by March 31, 2018 (the "Milestone"), the Company had the option to borrow, at its sole discretion, until October 3, 2018, from the Lender up to an additional $10.0 million (the "Term B Loan"). The Company did not borrow any funds available under the Term B Loan before the draw period ended.
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

On July 29, 2019, the Company announced positive data from Part B of the STRIVE clinical trial, which satisfied the Milestone. Within 30 days of satisfying the Milestone, the Company must mutually agree with the Lender on an amendment to the Loan Agreement to define a new financial covenant and/or milestone for fiscal year 2019 and all subsequent fiscal years during the term of the Loan Agreement.
The Maturity Date is January 3, 2022. Achievement of the Milestone caused the interest-only period to be extended to October 31, 2019. The interest-only period will be followed by equal monthly payments of principal and interest. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 0.75%. At June 30, 2019, the Term A Loan bears interest at 6.25%.
The Company evaluated the First and Second Amendments to determine whether the amendments represented modifications or extinguishment of debt. The Company determined that the amendments did not represent a substantial change from the original Loan Agreement and accounted for the amendments as debt modifications. Costs previously deferred under the original terms of the Loan Agreement are amortized into interest expense over the new term of the Second Amendment.
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, including the receipt of positive data from Part B of the STRIVE Phase 2 clinical trial of rezafungin on or prior to July 31, 2019, or the occurrence of a material adverse change, the collateral agent will have the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable. The principal payments due under the Loan Agreement have been classified as a current liability at June 30, 2019 and December 31, 2018 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.
As of June 30, 2019, future principal payments due under the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2019	$741
December 31, 2020	4,444
December 31, 2021	4,444
December 31, 2022	371
Total future principal payments due under the Term A Loan	$10,000
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
On July 29, 2019, the Company announced positive data from Part B of its STRIVE clinical trial. Because the volume weighted average price of the Company's common stock for the five trading days following the public release of topline data from Part B of the STRIVE clinical trial of rezafungin was below $6.27, the resulting purchase price for the second and third closings of the May 2018 registered direct offering would have been less than $4.70 per share. The Company was unable to complete the second and third closings without first obtaining the approval of its stockholders.
On August 7, 2019, the Company notified the purchasers in the May 2018 registered direct offering that it had elected not to consummate the second closing of the offering. Accordingly, the obligations of the parties to the registered direct offering terminated and are of no further force or effect, and the second closing will not be held. As a result of this election, the optional third closing of the offering and the related concurrent private placement of warrants will not be held.
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at June 30, 2019.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share. As of June 30, 2019, 565,231 shares of Series X Convertible Preferred Stock were issued and outstanding.
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of June 30, 2019. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	June 30, 2019	December 31, 2018
Common stock warrants	12,517,328	12,517,328
Stock options, RSUs and PRSUs issued and outstanding	5,690,778	4,392,671
Series X Convertible Preferred Stock	5,652,310	4,452,310
Authorized for future issuance under the ESPP	580,104	706,242
Authorized for future stock awards under the Company's option plans	461,069	669,873
Total	24,901,589	22,738,424
6. EQUITY INCENTIVE PLANS
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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the six months ended June 30, 2019, 126,138 shares were issued pursuant to the ESPP.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the six months ended June 30, 2019:

Number of RSUs and PRSUs
Outstanding at December 31, 2018	260,000
RSUs and PRSUs granted	259,520
RSUs and PRSUs vested	(23,337)
RSUs and PRSUs canceled	(1,640)
Outstanding at June 30, 2019	494,543
For the six months ended June 30, 2019, stock-based compensation expense related to RSUs and PRSUs was approximately $0.1 million. At June 30, 2019, estimated unrecognized compensation expense related to RSUs and PRSUs grants was approximately $2.0 million.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	4,132,671	$6.58	7.41	$25
Options granted	1,128,150	2.56
Options exercised	—	—
Options canceled	(64,586)	9.80
Outstanding at June 30, 2019	5,196,235	$5.67	7.55	$5
Vested and expected to vest at June 30, 2019	5,196,235	$5.67	7.55	$5
Exercisable at June 30, 2019	2,928,532	$6.97	6.56	$—
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.

Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$654	$729	$1,297	$1,369
General and administrative	603	871	1,244	1,692
Total	$1,257	$1,600	$2,541	$3,061
The weighted-average grant date fair value of stock options granted by the Company during the six months ended June 30, 2019 was $1.78 per share. The total grant date fair value of stock options that vested during the six months ended June 30, 2019 was $2.1 million. As of June 30, 2019, total unrecognized share-based compensation expense related to unvested stock options of the Company was approximately $5.7 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.
As of June 30, 2019, total unrecognized compensation expense related to the ESPP was approximately $0.7 million. This unrecognized compensation cost is expected to be recognized over approximately 0.6 years.
Common Stock Warrants
As of June 30, 2019 and December 31, 2018, warrants to purchase 12,517,328 shares of common stock were outstanding at a weighted average exercise price of $6.82 per share.
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

8. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of June 30, 2019 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
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
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company's operating lease as of June 30, 2019 (in thousands):

2019	$470
2020	969
2021	998
Total undiscounted operating lease payments	$2,437
Less: Imputed interest	313
Present value of lease payments	$2,124
The balance sheet classification of the Company's operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$1,983

Current lease liability	$762
Lease liability	1,362
Total operating lease liability	$2,124
As of June 30, 2019, the weighted average remaining lease term was 2.5 years.
Cash paid for amounts included in the present value of operating lease liabilities was $473,000 for the six months ended June 30, 2019.
Operating lease costs were $552,000 for the six months ended June 30, 2019. These costs are primarily related to the Company's long-term operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.

Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or within 30 days of notice.
9. SUBSEQUENT EVENTS
STRIVE Part B Topline Data
The announcement of positive data from Part B of the STRIVE trial also satisfied a financial milestone within the Company's debt facility with Pacific Western Bank. Satisfaction of that milestone caused the interest-only period on the debt facility to be extended to October 31, 2019.

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
Overview
We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment of diseases that are inadequately addressed by current standard of care therapies. We are developing a pipeline of product and development candidates, with a focus on serious fungal and viral infections. Our lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious, invasive fungal infections. In addition, our proprietary Cloudbreak® platform is designed to discover compounds that counter infections in two ways, by directly targeting and destroying invading pathogens and by focusing the immune system at the site of infection. We are using our Cloudbreak platform to develop Antiviral Fc-Conjugates, or AVCs, for the treatment and prevention of influenza and other viruses.
Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the first-line treatment and prevention of serious, invasive fungal infections. These infections include candidemia and invasive candidiasis, which are fungal infections associated with high mortality rates.
STRIVE Phase 2 clinical trials
In July 2019, we reported topline results from Part B of our global, randomized Phase 2 STRIVE clinical trial of rezafungin. We previously reported topline results from Part A of the STRIVE clinical trial in March 2018.
STRIVE B was an international, multicenter, double-blind clinical trial evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin acetate compared to once-daily dosing of caspofungin in patients with candidemia and/or invasive candidiasis.
STRIVE B enrolled 91 patients in the microbiological intent-to-treat, or mITT, population. Patients were randomized to receive either 400 mg of rezafungin administered intravenously once weekly for two to four weeks or daily caspofungin administered intravenously according to the approved prescribing information, with an optional step down to oral fluconazole. To align with the chosen dosing regimen in the Phase 3 program, the STRIVE B trial was amended midway for Group 1 to use rezafungin 400 mg for the first week followed by 200 mg once weekly for up to four weeks in total.
The objective of STRIVE B was to show comparability in efficacy and safety of rezafungin dosed once-weekly and caspofungin dosed once-daily. Efficacy measures in the trial included clearance of Candida from the blood or other normally sterile sites, resolution of systemic signs attributed to the Candida infection, investigator assessment of clinical response and overall survival. The trial was not statistically powered to demonstrate superiority or non-inferiority and therefore comparisons of efficacy are directional.
In the STRIVE B trial, rezafungin met all of its objectives for efficacy, safety and tolerability in the treatment of patients with candidemia and/or invasive candidiasis. The trial results show that patients treated with rezafungin had numerically improved outcomes as compared to caspofungin across all efficacy measures at the 400 mg/200 mg dosing regimen. In addition, an analysis combining data across STRIVE A and STRIVE B demonstrated that rezafungin achieves meaningful improvement in outcomes compared to caspofungin on Clinical Response across all efficacy endpoints at the same 400 mg/200 mg dose.
The charts below illustrate the topline results from STRIVE B and combined results from STRIVE A and STRIVE B for critical measures of efficacy.

All-Cause Mortality – Death through Day 30[a]
STRIVE B
Rezafungin 400/400 QW 16.3% 7/43
Rezafungin 400/200 QW 6.7% 1/15
Caspofungin 70/50 QD 15.2% 5/33
STRIVE A+B
Rezafungin 400/400 QW 15.8% 12/76
Rezafungin 400/200 QW 4.4% 2/46
Caspofungin 70/50 QD 13.1% 8/61
Clinical Cure at Day 14[b]
STRIVE B
Rezafungin 400/400 QW 65.1% 28/43
Rezafungin 400/200 QW 86.7% 13/15
Caspofungin 70/50 QD 69.7% 23/33
STRIVE A+B
Rezafungin 400/400 QW 69.7% 53/76
Rezafungin 400/200 QW 80.4% 37/46
Caspofungin 70/50 QD 70.5% 43/61
Overall Success at Day 14[c]
STRIVE B
Rezafungin 400/400 QW 62.8% 27/43
Rezafungin 400/200 QW 86.7% 13/15
Caspofungin 70/50 QD 69.7% 23/33
STRIVE A+B
Rezafungin 400/400 QW 60.5% 46/76
Rezafungin 400/200 QW 76.1% 35/46
Caspofungin 70/50 QD 67.2% 41/61

aAll-Cause Mortality on Day 30 is the primary endpoint for the Phase 3 ReSTORE trial as recommended by the FDA.
bClinical Cure by PI Assessment is the outcome that most closely approximates the primary outcome in prior candidemia/invasive candidiasis clinical trials and primary endpoint for EMA for the Phase 3 ReSTORE trial.
cOverall Success is defined as the resolution of attributable systemic signs of candidemia/invasive candidiasis present at baseline plus mycological eradication.
There were no unanticipated or concerning adverse event trends among STRIVE B trial participants. The top-line results indicate that rezafungin was safe and well-tolerated at both dosing regimens. As expected, and observed in STRIVE A, treatment emergent adverse events (TEAEs) in the study population were observed in most patients, though study drug-related adverse events were substantially lower, with a frequency of 6.5 percent, 0 percent and 14.7 percent in the 400 mg/400 mg, 400 mg/200 mg, and caspofungin groups respectively.

Phase 3 clinical trials
Our Phase 3 clinical development plans for rezafungin are as follows:

•
Phase 3 ReSTORE Treatment Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. The ReSTORE trial protocol is modeled after our STRIVE trial and began enrolling patients in the fourth quarter of 2018 and is continuing to enroll subjects. Assuming we obtain adequate additional funding, we expect to continue the trial and to produce topline results in mid-2020.

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
Our lead Cloudbreak development candidate for influenza has been designated as CD376. It is structurally similar to previously announced development candidate CB012. CD376 has been nominated as the lead candidate for its improved antiviral activity and spectrum when compared to CB012. Studies in support of a future IND for CD376 began in July 2019.
Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of June 30, 2019, we had an accumulated deficit of $248.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
In connection with the preparation of our financial statements for the six month period ended June 30, 2019, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will be sufficient to fund our obligations through the fourth quarter of 2019, but will not be sufficient to fund our obligations after the fourth quarter of 2019. Our ability to execute our current business plan beyond the fourth quarter of 2019 depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
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

Research and development expenses
To date, our research and development expenses have related primarily to nonclinical development of our rezafungin and CD201 product candidates and our Cloudbreak platform, as well as clinical development of rezafungin acetate and CD101 topical. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses and nonclinical and clinical trial costs.  We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the services have been performed or when the goods have been received. We accrue clinical trial expenses based on third party vendor confirmations and estimates of total costs incurred based on patient enrollment, completion of studies, and other events.
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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory authorities;

•	the duration of patient follow-up;

•	the phase of development of the product candidates; and

•	the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rezafungin	$6,448	$6,889	$13,890	$15,375
Cloudbreak platform	404	790	1,255	1,242
Personnel costs	3,401	3,129	7,070	6,497
Other research and development expenses	490	811	1,197	1,704
Total research and development expenses	$10,743	$11,619	$23,412	$24,818
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
Contingent forward purchase obligation
On May 21, 2018, we entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing are triggered by our announcement of topline data from our STRIVE Part B Phase 2 clinical trial of rezafungin. We determined that these closings are classified as liabilities and represent contingent forward purchase obligations. The liability was initially recorded at $4.3 million on May 21, 2018. Fair value adjustments resulting in a loss of $0.4 million were recorded during the six month period ended June 30, 2019. The contingent forward purchase obligation had no value as of June 30, 2019, but was valued at $0.4 million as of December 31, 2018.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than our accounting for those items discussed below, there were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2019.

Subaward Agreement and Partnership Grants
We reflect these costs reimbursed under research and development grants as a reduction of our research and development expenses. See Note 2 to our financial statements for additional information.
Restricted Stock Units
In 2018 and 2019, we granted Restricted Stock Units (RSUs) and Performance-based RSUs (PRSUs). We estimate the fair value of RSUs and PRSUs based on the closing price of our common stock on the date of grant. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. For awards subject to performance-based vesting conditions, we assess the probability of achievement of the individual milestones under the stock-based awards and recognize stock-based compensation expense over the implicit service period commencing once we believe the performance criteria is probable of achievement.
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
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Research and development	$10,743	$11,619	$(876)
General and administrative	3,525	3,533	(8)
Other income (expense), net	721	(1,154)	1,875
Research and development expenses
Research and development expenses were $10.7 million for the three months ended June 30, 2019, compared to $11.6 million for the three months ended June 30, 2018.  The decrease in research and development expenses is primarily due to lower clinical expenses associated with the rezafungin clinical trials and the cloudbreak platform.
General and administrative expenses
General and administrative expenses were $3.5 million for the three months ended June 30, 2019 and $3.5 million for the three months ended June 30, 2018.
Other income (expense)
Other income during the three month period ended June 30, 2019 related primarily to the change in the fair value of the contingent forward purchase obligations and interest income generated from cash held in interest-bearing investments. Other income was partially offset by interest expense in connection with our loan from Pacific Western Bank. Other expense for the three month period ended June 30, 2018 included the change in the fair value of the contingent forward purchase obligations, issuance costs related to the contingent forward purchase obligations and interest expense incurred in connection with our loan from Pacific Western Bank, which was partially offset by income generated from cash held in interest-bearing investments.
Comparison of the six months ended June 30, 2019 and 2018
The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Research and development	$23,412	$24,818	$(1,406)
General and administrative	7,260	7,144	116
Other income (expense), net	564	(1,093)	1,657
Research and development expenses
Research and development expenses were $23.4 million for the six months ended June 30, 2019, compared to $24.8 million for the six months ended June 30, 2018.  The decrease in research and development expenses is primarily due to lower clinical expenses associated with the rezafungin clinical trials.
General and administrative expenses
General and administrative expenses were $7.3 million for the six months ended June 30, 2019 and $7.1 million for the six months ended June 30, 2018. The increase in general and administrative expenses was due to higher legal and market research expenses.
Other income (expense)
Other income during the six month period ended June 30, 2019 related primarily to the change in the fair value of the contingent forward purchase obligation and income generated from cash held in interest-bearing investments. Other income was partially offset by interest expense in connection with our loan from Pacific Western Bank . Other expense for the six month period ended June 30, 2018 included the change in the fair value of the contingent forward purchase obligations, issuance costs related to the contingent forward purchase obligations and interest expense incurred in connection with our loan from Pacific Western Bank, which was partially offset by income generated from cash held in interest-bearing investments.
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
As of June 30, 2019, we had $44.6 million in cash and cash equivalents. The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(29,954)	$(30,255)
Investing activities	(35)	153
Financing activities	—	58,243
Net decrease in cash, cash equivalents, and restricted cash	$(29,989)	$28,141
Operating activities
Net cash used in operating activities was $30.0 million for the six months ended June 30, 2019, compared to $30.3 million for the six months ended June 30, 2018. Cash used in operating activities was primarily attributable to a net loss of $30.1 million for the six months ended June 30, 2019 and $33.1 million for the six months ended June 30, 2018. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our primary investing activities during the six months ended June 30, 2019 consisted of purchases and sales of property and equipment. For the six months ended June 30, 2018, our primary investment activities consisted of proceeds and purchases of short-term investments. We received proceeds of $14.8 million from the maturity of short-term investments, partially offset by purchases of approximately $14.5 million of short-term investments.
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
We have developed a plan to implement cost cutting measures to reduce our working capital requirements if an adequate level of financing is not secured. The plan includes the delay of certain development activities, a delay in hiring and a reduction of other discretionary expenditures that are within our control. Any of the actions contemplated by the implementation of this plan, if required, could have an adverse impact on our ability to achieve certain of our planned objectives during 2019, and thus, materially harm our business. Furthermore, successful implementation of the plan does not alleviate the conditions surrounding management’s assessment of the existence of substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year following the date that these financial statements are issued. Our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements.
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
As of June 30, 2019, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
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
We have completed four Phase 1 clinical trials of rezafungin, as well as Part A and Part B of the STRIVE Phase 2 clinical trial of rezafungin for the treatment of candidemia and invasive candidiasis.  We are currently conducting two additional Phase 1 clinical trials of rezafungin and the ReSTORE Phase 3 clinical trial of rezafungin for treatment of candidemia and invasive candidiasis. Completion of the ReSTORE Phase 3 trial and commencement of the ReSPECT Phase 3 clinical trial of rezafungin for prophylaxis is contingent on our ability to secure adequate additional funding. Additionally, the commencement of the ReSPECT Phase 3 trial is also contingent upon approval of the regulatory authorities. We are also conducting preclinical studies of AVCs in our Cloudbreak programs for viral infections. Our assumptions about why rezafungin is worthy of future development, as well as our assumptions about the market for rezafungin or any potential products from our Cloudbreak programs, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, and the regulatory paths for marketing approvals for our products remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin and any other product candidates we may develop will depend on many factors, including the following:

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
A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial. For example, although Part A and Part B of the STRIVE Phase 2 clinical trial met their primary objectives related to tolerability and safety of rezafungin in the treatment of candidemia and invasive candidiasis, this does not guarantee success in our ReSTORE Phase 3 clinical trial for treatment or our planned ReSPECT Phase 3 clinical trial for prophylaxis.
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
We expect that rezafungin will primarily compete with certain antifungal classes of drugs, which include polyenes, azoles and echinocandins. Approved branded echinocandin antifungal therapies include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.), and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). We expect that there will be generics of all of the current echinocandins available at the time of rezafungin market approval, which will create added competition.  In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that rezafungin will compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078 (being developed by Scynexis, Inc.).
We expect that any influenza product candidates developed through our Cloudbreak antiviral program will compete against approved and investigational agents for the treatment of viral influenza infections, including neurominidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak platform for the treatment of other invasive infections.  We are aware of a number of approved and investigational therapies in these areas.
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
*Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, preliminary or topline data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analysis of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. For example, we reported topline data from Part B of our STRIVE Phase 2 clinical trial in July 2019. The topline data was reported as positive, however, if the final data materially differs in an adverse manner from the topline data, we may have unnecessarily expended or continued to commit substantial resources to the Phase 3 clinical trials, which costs we may not be able to recover. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. For example, we plan to conduct an interim futility analysis after primary endpoint data is available for approximately 50% of the subjects that we intend to enroll in the ReSPECT Phase 3 clinical trial. There can be no guarantee that a favorable futility analysis will result in a favorable final result at the completion of the clinical trial.
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
Through our Cloudbreak platform, we are developing AVCs for the treatment of viral infections. We have nominated the AVC CD376 as our lead Cloudbreak development candidate for influenza. It is structurally similar to previously announced development candidate CB012. Our Cloudbreak platform may not be successful in identifying additional molecules that could be developed as drug therapies. In addition, our Cloudbreak platform may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
Research programs to identify new product candidates require substantial technical expertise and human resources. For example, we have limited experience with the use of the Cloudbreak platform applied to viral pathogens. A failure to optimize our expertise using the Cloudbreak platform for the development of our Cloudbreak antiviral program may limit our ability to successfully advance this program and identify future product candidates. Research programs to identify new product candidates also require substantial financial resources. We may choose to expend our financial resources on potential product candidates that ultimately prove to be unsuccessful. If we are unable to develop successful product candidates from our Cloudbreak platform for preclinical and clinical development, we will not be able to generate product revenue, which would harm our financial position and adversely impact our stock price.
Risks Related to Our Financial Position and Need for Additional Capital
*We need substantial additional funding to advance the development of rezafungin, as well as other product and development candidates. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our drug development and discovery programs.
In connection with the preparation of our financial statements for the period ended June 30, 2019, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will be sufficient to fund our obligations through the fourth quarter of 2019, but will not be sufficient to fund our obligations after the fourth quarter of 2019. Our ability to execute our operating plan, including continuing the development of rezafungin, beyond the fourth quarter of 2019 depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements.
There can be no assurance that additional funds will be available from any source or, if available, will be available on terms that are acceptable to us. For example, we have been in discussions with potential collaboration partners and we cannot be certain that we will be successful in completing a collaboration, or completing a collaboration on commercially reasonable terms. There can also be no assurance that additional funds will be available to us without first obtaining the approval of our stockholders, which can be a difficult and lengthy process with an uncertain outcome.
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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through June 30, 2019, our operations have been financed primarily by gross proceeds of approximately $269.4 million from the issuance of convertible debt securities, the sale of shares of convertible preferred stock, the sale of shares of our common stock in our IPO, our October 2016 term loan facility with Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock, sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity sales agreement with Cantor Fitzgerald & Co., which has since been terminated, and our May 2018 registered direct offering of common stock. As of June 30, 2019, we had cash and cash equivalents of $44.6 million.

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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as potentially entering into collaborations, strategic alliances and licensing arrangements or receiving government and/or charitable grants or contracts. In November 2018, we entered into a new controlled equity offering sales agreement with Cantor Fitzgerald & Co. with an aggregate offering price of up to $35 million and it is our only current committed external source of funds, subject to the fulfillment of specified conditions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets. There can be no assurances that we will be able to enter into any collaborations, strategic alliances or licensing arrangements, or contracts with or receive grants from the United States government or charitable organizations to support our programs. For example, we have been in discussions with potential collaboration partners and we cannot be certain that we will be successful in completing a collaboration, or completing a collaboration on commercially reasonable terms. The process of completing a collaboration, strategic alliance or licensing agreement, or obtaining grants and contracts is lengthy and uncertain and we will have to compete with other companies and institutions for each collaboration, strategic alliance or licensing agreement or grant or contract. In addition, United States government grants and contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. If we receive a United States government grant or contract, we would be required to comply with numerous laws and regulations relating to the formation, administration and performance of the grant or contract, which can make it more difficult for us to retain our rights under such grant or contract and result in increased costs. If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties or by receiving charitable grants, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances, licensing arrangements or government or charitable programs when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
The outstanding principal balance under the Loan Agreement is secured by a security interest in substantially all of our assets, other than intellectual property, which is subject to a double negative pledge. The Loan Agreement requires us to comply with a number of customary affirmative and restrictive covenants, including covenants that limit our ability to, among other things: transfer any part of our business or property; merge or consolidate with another entity or otherwise experience a change in control, incur additional indebtedness, encumber the collateral securing the loan, declare or pay any cash dividend or make distributions on our capital stock, repurchase or redeem any class of stock or other equity interest, acquire, own or make investments, and make certain capitalized expenditures over a specified threshold, in each case subject to exceptions. In addition, the Loan Agreement contains an operating covenant, which requires us to achieve positive data from Part B of the STRIVE clinical trial on or before July 31, 2019. On July 29, 2019, we satisfied this covenant by providing Pacific Western with satisfactory evidence of positive data from Part B of the STRIVE clinical trial and, within 30 days, we must mutually agree on an amendment to the Loan Agreement with Pacific Western to define a new financial covenant and/or milestone for fiscal year 2019, and all subsequent fiscal years.
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
Since our inception, we have incurred significant operating losses. Our net loss was $30.1 million and $33.1 million for the six month periods ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $248.8 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, our initial public offering of our common stock, or our IPO, our October 2016 term loan facility with Pacific Western Bank, or Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock, sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity sales agreement with Cantor Fitzgerald & Co., which has since been terminated, and our May 2018 registered direct offering of common stock. We have devoted substantially all of our financial resources and efforts to research and development. We have completed Part A and Part B of our STRIVE Phase 2 clinical trial of rezafungin, and are currently conducting the ReSTORE Phase 3 clinical trial of rezafungin, Phase 1 and non-clinical studies of rezafungin, and preclinical studies of our AVCs, and we are planning to conduct the ReSPECT Phase 3 clinical trial of rezafungin for prophylaxis. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
To become and remain profitable, we must develop and eventually commercialize one or more products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenue that is significant or large enough to achieve profitability.  Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
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
Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. We do not currently have any such collaborations. We have been in discussions with potential collaboration partners and we cannot be certain that we will be successful in completing a collaboration, or completing a collaboration on commercially reasonable terms.
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
We are highly dependent upon our senior management team, as well as the other principal members of our research and development teams. All of our executive officers are employed “at will,” meaning we or they may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of our executives or employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
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
The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	changes in the market valuations of similar companies;

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

•
changes in the structure of healthcare payment systems or limitations on the ability of hospitals and outpatient treatment centers to receive adequate reimbursement for the purchase and use of our products;

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
In addition, the stock market in general, and The Nasdaq Global Market, pharmaceutical companies and companies in the anti-infective sector in particular, have experienced extreme price and volume fluctuations that may or may not have been related or proportionate to the operating performance of these companies or their product potential. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 26,767,989 shares of common stock outstanding as of June 30, 2019. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations past the fourth quarter of 2019. Significant additional capital will be needed to continue our operations as currently planned, beyond the fourth quarter of 2019, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, new investors could gain rights, preferences and privileges senior to our existing stockholders and our existing stockholders may be materially diluted by such subsequent sales.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5. OTHER INFORMATION
On August 7, 2019, we notified the purchasers that participated in our May 2018 registered direct offering that we had elected not to consummate the second closing of the offering. Accordingly, the obligations of the parties to the registered direct offering terminated and are of no further force or effect, and the second closing will not be held. As a result of this election, the optional third closing of the offering and the related concurrent private placement of warrants will not be held.

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

Cidara Therapeutics, Inc.

Date: August 8, 2019	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ James Levine
James Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)