Form 10-Q
period 2019-09-30
Cidara Therapeutics, Inc.
filed 2019-11-08
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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
As of October 31, 2019, the registrant had 33,040,295 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)	5
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION	32
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3. Defaults Upon Senior Securities	65
Item 4. Mine Safety Disclosure	65
Item 5. Other Information	65
Item 6. Exhibits	65
SIGNATURES	66

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,824	$74,562
Prepaid expenses and other current assets	3,664	2,567
Total current assets	77,488	77,129
Property and equipment, net	496	712
Operating lease right-of-use asset	1,810	—
Other assets	1,902	1,271
Total assets	$81,696	$79,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,679	$2,846
Accrued liabilities	4,320	3,883
Accrued compensation and benefits	2,932	2,824
Deferred revenue	10,900	—
Current portion of lease liability	790	—
Contingent forward purchase obligations	—	411
Current portion of term loan	9,958	9,928
Total current liabilities	31,579	19,892
Lease liability	1,155	—
Other long-term liabilities	—	81
Total liabilities	32,734	19,973
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2019 and December 31, 2018:
Series X Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2019 and December 31, 2018; 565,231 and 445,231 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2019 and December 31, 2018; 33,006,280 shares issued and outstanding at September 30, 2019 and 27,816,014 shares issued and outstanding at December 31, 2018	3	3
Additional paid-in capital	294,763	277,871
Accumulated deficit	(245,804)	(218,735)
Total stockholders' equity	48,962	59,139
Total liabilities and stockholders' equity	$81,696	$79,112
 See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Revenues:
Collaboration Revenue	$19,100	$—	$19,100	$—
Total revenues	19,100	—	19,100	—
Operating expenses:
Research and development	11,499	11,278	34,911	36,096
General and administrative	4,573	3,447	11,833	10,591
Total operating expenses	16,072	14,725	46,744	46,687
Income (loss) from operations	3,028	(14,725)	(27,644)	(46,687)
Other income (expense):
Change in fair value of contingent forward purchase obligations	—	888	411	(224)
Interest income, net	11	222	164	447
Other income (expense)	—	(4)	—	(210)
Total other income	11	1,106	575	13
Net income (loss)	$3,039	$(13,619)	$(27,069)	$(46,674)
Allocation of earnings to participating securities	(444)	—	—	—
Recognition of beneficial conversion feature	—	—	—	(10,329)
Net income (loss) attributable to common shareholders	$2,595	$(13,619)	$(27,069)	$(57,003)
Basic earnings (loss) per common share	$0.08	$(0.49)	$(1.08)	$(2.35)
Diluted earnings (loss) per common share	$0.08	$(0.49)	$(1.08)	$(2.35)

Shares used to compute basic net income (loss) per common share	33,006,280	27,705,472	25,011,576	24,254,254
Shares used to compute diluted net income (loss) per common share	38,687,937	27,705,472	25,011,576	24,254,254

Net income (loss)	$3,039	$(13,619)	$(27,069)	$(46,674)
Unrealized gain on short-term investments	—	2	—	7
Comprehensive income (loss)	$3,039	$(13,617)	$(27,069)	$(46,667)

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Operating activities:
Net loss	$(27,069)	$(46,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating lease right-of-use assets and liabilities, net	53	—
Depreciation and amortization	251	412
Stock-based compensation	4,050	4,346
Non-cash interest expense	22	—
Amortization of discount or premium on short-term investments	—	36
Amortization of debt issuance costs	7	47
Deferred rent	—	11
Change in fair value of contingent forward purchase obligations	(411)	224
Contingent forward purchase obligations offering costs	—	210
Changes in assets and liabilities:
Accounts receivable	—	321
Prepaid expenses and other current assets	(1,096)	(1,652)
Accounts payable and accrued liabilities	270	(967)
Accrued compensation and benefits	319	388
Deferred revenue	10,900	—
Other assets	(631)	259
Net cash used in operating activities	(13,335)	(43,039)

Investing activities:
Purchases of short-term investments	—	(14,548)
Maturities of short-term investments	—	24,526
Purchases of property and equipment	(35)	(137)
Net cash (used in) provided by investing activities	(35)	9,841

Financing activities:
Proceeds from May 2018 Registered Direct Offering, net of offering costs	—	49,521
Proceeds from issuance of common stock pursuant to Stock Purchase Agreement	9,008	—
Proceeds from issuance of common stock under equity sales agreement, net of issuance costs	3,624	6,440
Proceeds from exercise of stock options	—	204
Net cash provided by financing activities	12,632	56,165
Net (decrease) increase in cash and cash equivalents	(738)	22,967
Cash and cash equivalents at beginning of period	74,562	60,813
Cash and cash equivalents at end of period	$73,824	$83,780

Supplemental disclosure of cash flows:
Interest paid	$472	$432
Non-cash investing activities:
Right-of-use asset obtained in exchange for lease liability	$2,295	$—
Property and equipment acquired but not yet paid	$—	$17
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$210	$374
Vesting of early exercised stock options	$—	$21
 See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
(unaudited)

	Three and Nine Months Ended September 30, 2019
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2018	445,231	$—	27,816,014	$3	$277,871	$(218,735)	$—	$59,139
Stock-based compensation	—	—	—	—	1,284	—	—	1,284
Vesting of restricted stock units	—	—	25,837	—	—	—	—	—
Issuance of Series X Convertible Preferred Stock in exchange for common stock	120,000	—	(1,200,000)	—	—	—	—	—
Net loss	—	—	—	—	—	(16,561)	—	(16,561)
Balance, March 31, 2019	565,231	$—	26,641,851	$3	$279,155	$(235,296)	$—	$43,862
Stock-based compensation	—	—	—	—	1,257	—	—	1,257
Issuance of common stock under Employee Stock Purchase Plan	—	—	126,138	—	210	—	—	210
Net loss	—	—	—	—	—	(13,547)	—	(13,547)
Balance, June 30, 2019	565,231	$—	26,767,989	$3	$280,622	$(248,843)	$—	$31,782
Stock-based compensation	—	—	—	—	1,509	—	—	1,509
Vesting of restricted stock units	—	—	39,852	—	—	—	—	—
Issuance of common stock pursuant to Stock Purchase Agreement	—	—	4,781,408	—	9,008	—	—	9,008
Sale of common stock, net of issuance costs	—	—	1,417,031	—	3,624	—	—	3,624
Net income	—	—	—	—	—	3,039	—	3,039
Balance, September 30, 2019	565,231	$—	33,006,280	$3	$294,763	$(245,804)	$—	$48,962

	Three and Nine Months Ended September 30, 2018
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2017	—	$—	20,525,688	$2	$209,140	$(149,390)	$(8)	$59,744
Public offering of common stock, net of issuance costs	—	—	847,937	—	6,435	—	—	6,435
Vesting of restricted shares	—	—	3,964	—	9	—	—	9
Issuance of common stock for exercise of options	—	—	12,147	—	28	—	—	28
Stock-based compensation	—	—	—	—	1,461	—	—	1,461
Unrealized loss on marketable securities	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	(16,749)	—	(16,749)
Balance, March 31, 2018	—	$—	21,389,736	$2	$217,073	$(166,139)	$(18)	$50,918
Registered Direct Offering, net of offering costs	445,231	$—	6,185,987	$1	$45,517	$—	$—	$45,518
Beneficial conversion feature of Series X Convertible Preferred Stock	—	—	—	—	10,329	(10,329)	—	—
Vesting of restricted shares	—	—	3,964	—	9	—	—	9
Issuance of common stock for exercise of options	—	—	5,000	—	10	—	—	10
Issuance of common stock under Employee Stock Purchase Plan	—	—	93,483	—	374	—	—	374
Stock-based compensation	—	—	—	—	1,600	—	—	1,600
Unrealized gain on marketable securities	—	—	—	—	—	—	15	15
Net loss	—	—	—	—	—	(16,306)	—	(16,306)
Balance, June 30, 2018	445,231	$—	27,678,170	$3	$274,912	$(192,774)	$(3)	$82,138
Offering costs on registered direct offering	—	—	—	—	(42)	—	—	(42)
Vesting of restricted shares	—	—	1,359	—	3	—	—	3
Issuance of common stock for exercise of options	—	—	71,884	—	165	—	—	165
Stock-based compensation	—	—	—	—	1,285	—	—	1,285
Unrealized gain on marketable securities	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(13,619)	—	(13,619)
Balance, September 30, 2018	445,231	$—	27,751,413	$3	$276,323	$(206,393)	$(1)	$69,932

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
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At September 30, 2019, the Company had an accumulated deficit of $245.8 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At September 30, 2019, the Company had cash and cash equivalents of $73.8 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2019 and 2018.
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
Revenue Recognition
The Company recognizes revenue is accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

In a contract with multiple performance obligations, the Company must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price(s) may include estimates regarding forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a performance obligation and, therefore, revenue recognized will be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in a contract, the Company recognizes revenues from the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from the allocated transaction price. The Company evaluates the measure of progress at each reporting period and, if necessary, adjusts the measure of performance and related revenue or expense recognition as a change in estimate.
At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being reached. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or a collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones that are within its or a collaboration partner’s control, such as operational developmental milestones and any related constraint, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect collaboration revenues and earnings in the period of adjustment. Revisions to the Company’s estimate of the transaction price may also result in negative collaboration revenues and earnings in the period of adjustment.
For arrangements that include sales-based royalties, including commercial milestone payments based on the level of sales, and a license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied. To date, the Company has not recognized any royalty revenue from collaborative arrangements.
In September 2019, the Company entered into a Collaboration and License Agreement (the Collaboration Agreement) with Mundipharma Medical Company (Mundipharma). The Company concluded that there were three significant performance obligations under the Collaboration Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in September 2019.
The Company concluded that progress towards completion of the research and development and clinical supply performance obligations related to the Collaboration Agreement is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which may adjust revenue recognized for the period. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in the period could be materially impacted. The transaction price to be recognized as revenue under the Collaboration Agreement consists of the upfront payment and estimated reimbursable research and development and clinical supply costs.
Potential future payments for variable consideration, such as clinical, regulatory or commercial milestones, will be recognized when it is probable that, if recorded, a significant reversal will not take place. Potential future royalty payments will be recorded as revenue when the associated sales occur.
See Note 7 - Significant Agreements and Contracts for more information.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. The Company’s only component of other comprehensive income (loss) is unrealized gains on short-term investments. Comprehensive income (losses) have been reflected in the condensed consolidated statements of operations and comprehensive income (loss) for all periods presented.
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

Net Income (Loss) Per Share
The Company follows the authoritative guidance which establishes standards regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company. The guidance requires earnings to be hypothetically allocated between the common, preferred, and other participating shareholders based on their respective rights to receive non-forfeitable dividends, whether or not declared. Participating securities include Series X Preferred stock (see Note 5). Basic net income per share is then calculated by dividing income allocable to common shareholders (after the reduction for any preferred stock and assuming current income for the period had been distributed) by the number of shares of common stock outstanding during the period. The Company calculates diluted net income per share using the more dilutive of the 1) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or 2) the two-class method.
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$3,039	$(13,619)	$(27,069)	$(46,674)
Allocation of earnings to participating securities	(444)	—	—	—
Recognition of beneficial conversion feature	—	—	—	(10,329)
Numerator for basic earnings (loss) per share - income available to common stockholders	$2,595	$(13,619)	$(27,069)	$(57,003)

Effect of participating securities:
Add back allocation of earnings to participating securities	444	—	—	—
Numerator of diluted earnings (loss) per share - income available to common stockholders after assumed conversions	$3,039	$(13,619)	$(27,069)	$(57,003)

Denominator:
Denominator for basic earnings (loss) per share - common shares outstanding	33,006,280	27,705,472	25,011,576	24,254,254
Effect of dilutive securities:
Series X Preferred stock, as converted	5,652,310	—	—	—
RSUs and PRSUs	29,347	—	—	—
Denominator for diluted earnings (loss) per share - adjusted weighted average shares outstanding	38,687,937	27,705,472	25,011,576	24,254,254

Basic earnings (loss) per common share	$0.08	$(0.49)	$(1.08)	$(2.35)
Diluted earnings (loss) per common share	$0.08	$(0.49)	$(1.08)	$(2.35)
Basic loss per share is calculated by dividing the net loss allocable to common shares by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss allocable to common shares by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of warrants, Series X Convertible Preferred Stock, unvested restricted common stock subject to repurchase, and options, RSUs, and PRSUs outstanding under the Company’s stock option plans. In loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock warrants	12,517,328	12,517,328	12,517,328	12,517,328
Series X Convertible Preferred stock	—	4,452,310	5,652,310	4,452,310
Common stock options, RSUs and PRSUs issued and outstanding	5,590,883	4,083,233	5,606,057	4,083,233
Common stock subject to repurchase	—	18	—	18
Total	18,108,211	21,052,889	23,775,695	21,052,889
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
The Company’s financial instruments consist of cash and cash equivalents, a contingent forward purchase obligation, and long-term debt. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, prepaid expenses, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of short-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The fair value of contingent forward purchase obligations is based on a probability-weighted valuation approach (See Note 3). The Company believes that the fair value of long-term debt approximates its carrying value.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s consolidated financial statements relate to estimating the fair value of the Company’s stock options, estimated collaboration expenses and incurred expenses related to the Mundipharma Collaboration Agreement, and certain accruals, including those related to nonclinical and clinical activities. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
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
Recently Adopted Accounting Standards
In March 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2019-01, "Leases (Topic 842): Codification Improvements." In July 2018, the FASB issued Accounting Standards Update No. 2018-11, "Leases (Topic 842): Targeted Improvements" and Accounting Standards Update No. 2018-10, "Codification

Improvements to Topic 842, Leases." These updates provide additional clarification, an optional transition method, a practical expedient and implementation guidance on the previously issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)." Collectively, these updates supersede the lease guidance in Accounting Standards Codification, or ASC, Topic 840 and require lessees to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees are required to recognize a right of use asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted this standard on January 1, 2019 by applying the optional transition method on the adoption date and did not adjust comparative periods. The Company also elected the package of practical expedients permitted, which among other things, allowed the Company to carry forward the lease classification for the Company's existing leases. The adoption of this standard impacted the Company's 2019 opening consolidated balance sheet as the Company recorded operating lease liabilities of $2.5 million and right of use assets of $2.3 million, which equals the lease liabilities net of accrued rent. The adoption of this standard did not have a material impact on the Company's consolidated statements of operations or cash flows.
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
As discussed in Note 5, on May 21, 2018, the Company entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing, which are triggered by the Company's announcement of topline data of Part B of its STRIVE Phase 2 clinical trial of rezafungin, contain features for subsequent closings that are not solely within the control of the Company and that embody an obligation that the Company must settle by issuing a variable number of shares when the obligation is based predominantly on having a fixed value at inception. In accordance with ASC 480, "Distinguishing Liabilities from Equity," the Company determined that these closings are classified as liabilities and represent contingent forward purchase obligations. These liabilities are required to be recorded at their estimated fair value initially and on a recurring basis. The contingent forward purchase obligations are classified within Level 3 of the fair value hierarchy as the Company is using a probability-weighted valuation approach, utilizing significant unobservable inputs including the probability and estimated timing of achieving positive or negative results associated with Part B of the STRIVE Phase 2 clinical trial and estimated discount rates related to the risk of achievement of the expected equity issuances. The liability was initially recorded at $4.3 million on May 21, 2018. Fair value adjustments resulting in a gain of $0.4 million were recorded during the nine month period ended September 30, 2019. The contingent forward purchase obligation had no value as of September 30, 2019, and was valued at $0.4 million as of December 31, 2018.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
September 30, 2019
Assets:
Money market funds	$73,169	$73,169	$—	$—
Total assets at fair value	$73,169	$73,169	$—	$—

December 31, 2018
Assets:
Money market funds	$74,077	$74,077	$—	$—
Total assets at fair value	$74,077	$74,077	$—	$—

Liabilities:
Contingent forward purchase obligations	$411	$—	$—	$411
Total liabilities at fair value	$411	$—	$—	$411
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
On July 29, 2019, the Company announced positive data from Part B of the STRIVE clinical trial, which satisfied the Milestone. Within 30 days of satisfying the Milestone, the Company was required to agree with the Lender on an amendment to the Loan Agreement to define a new financial covenant and/or milestone for fiscal year 2019 and all subsequent fiscal years during the term of the Loan Agreement. On August 27, 2019, the Lender extended the deadline to execute this amendment to October 15, 2019, and on October 11, 2019, the Lender further extended this deadline until November 7, 2019.
On November 5, 2019, the Company and the Lender entered into a Third Amendment to the Loan Agreement, which reset the operating covenant to require the Company to maintain cash equal to or greater than the Company's outstanding indebtedness to the Lender. The amendment also extended the interest-only period through April 3, 2020 and the maturity date through July 3, 2022.
The interest-only period will be followed by equal monthly payments of principal and interest. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 0.75%. At September 30, 2019, the Term A Loan bears interest at 5.75%.
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
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, including the requirement to maintain cash equal to or greater than the outstanding indebtedness, or the occurrence of a material adverse change, the collateral agent will have the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable. The principal payments due under the Loan Agreement have been classified as a current liability at September 30, 2019 and December 31, 2018 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.
As of September 30, 2019, future principal payments due under the Third Amendment of the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2019	$—
December 31, 2020	2,963
December 31, 2021	4,444
December 31, 2022	2,593
Total future principal payments due under the Term A Loan	$10,000
5. STOCKHOLDERS’ EQUITY
Mundipharma Stock Purchase Agreement
On September 3, 2019, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mundipharma AG (the “Purchaser”), pursuant to which the Company issued to the Purchaser 4,781,408 shares of its common stock (the “Shares”) in a private placement at a price per share of $1.884 (a 20% premium to the volume weighted average price of the Company’s common stock for the 10 trading days prior to September 3, 2019) for an aggregate purchase price of approximately $9.0 million.
Under the Purchase Agreement, until September 3, 2020 (the “Lock-Up Period”), the Purchaser may not transfer or sell the Shares without the prior written consent of the Company. In addition, the Company agreed to (i) no later than 90 days prior to the expiration of the Lock-Up Period, file a registration statement with the U.S. Securities and Exchange Commission covering the resale by the Purchaser of the Shares, (ii) cause such registration statement to become effective as soon as practicable following the filing thereof and (iii) take all other actions as may be necessary to keep such registration statement continuously effective during the timeframes set forth in the Purchase

Agreement. If the Company fails to comply with certain obligations with respect to filing and securing effectiveness of such registration statement, the Company would be obligated to pay liquidated damages to the Purchaser in the amount of 1% of the total purchase price of the Shares for each applicable 30-day period, up to an aggregate maximum of 6% of the purchase price, so long as the event giving rise to the damages remains uncured.
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
The second closing of the registered direct offering was contingent on the Company’s announcement of topline data from Part B of its STRIVE global randomized Phase 2 clinical trial of rezafungin provided that the Company would not be obligated to complete the second closing if the purchase price was less than $4.70 per share, and the third closing of the registered direct offering was to occur after the second closing, but at the Company’s option. On July 29, 2019, the Company announced positive data from Part B of its STRIVE clinical trial. Because the volume weighted average price of the Company's common stock for the five trading days following the public release of topline data from Part B of the STRIVE clinical trial of rezafungin was below $6.27, the resulting purchase price for the second and third closings of the May 2018 registered direct offering would have been less than $4.70 per share. Accordingly, the Company was unable to complete the second and third closings without first obtaining the approval of its stockholders.
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
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at September 30, 2019.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share. As of September 30, 2019, 565,231 shares of Series X Convertible Preferred Stock were issued and outstanding.
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of September 30, 2019. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co. During the three months ended September 30, 2019, the company sold 1.4 million shares for net proceeds of approximately $3.6 million, after deducting placement agent fees.
Common Stock Warrants
As of September 30, 2019 and December 31, 2018, warrants to purchase 12,517,328 shares of common stock were outstanding at a weighted average exercise price of $6.82 per share.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	September 30, 2019	December 31, 2018
Common stock warrants	12,517,328	12,517,328
Stock options, RSUs and PRSUs issued and outstanding	5,606,057	4,392,671
Series X Convertible Preferred Stock	5,652,310	4,452,310
Authorized for future issuance under the ESPP	580,104	706,242
Authorized for future stock awards under the Company's option plans	471,923	669,873
Total	24,827,722	22,738,424

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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the nine months ended September 30, 2019, 126,138 shares were issued pursuant to the ESPP.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the nine months ended September 30, 2019:

Number of RSUs and PRSUs
Outstanding at December 31, 2018	260,000
RSUs and PRSUs granted	259,520
RSUs and PRSUs vested	(97,204)
RSUs and PRSUs canceled	(7,281)
Outstanding at September 30, 2019	415,035
For the nine months ended September 30, 2019, stock-based compensation expense related to RSUs and PRSUs was approximately $0.6 million. At September 30, 2019, estimated unrecognized compensation expense related to RSUs and PRSUs grants was approximately $1.7 million.

Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	4,132,671	$6.58	7.41	$25
Options granted	1,154,150	2.54
Options exercised	—	—
Options canceled	(95,799)	7.93
Outstanding at September 30, 2019	5,191,022	$5.66	7.65	$31
Vested and expected to vest at September 30, 2019	5,191,022	$5.66	7.65	$31
Exercisable at September 30, 2019	3,221,051	$6.79	6.85	$—
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$683	$623	$1,980	$1,992
General and administrative	826	662	2,070	2,354
Total	$1,509	$1,285	$4,050	$4,346
The weighted-average grant date fair value of stock options granted by the Company during the nine months ended September 30, 2019 was $1.76 per share. The total grant date fair value of stock options that vested during the nine months ended September 30, 2019 was $3.1 million. As of September 30, 2019, total unrecognized share-based compensation expense related to unvested stock options of the Company was approximately $4.8 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.97 years.
As of September 30, 2019, total unrecognized compensation expense related to the ESPP was approximately $0.5 million. This unrecognized compensation cost is expected to be recognized over approximately 0.6 years.
7. SIGNIFICANT AGREEMENTS AND CONTRACTS
Mundipharma Collaboration Agreement
On September 3, 2019, the Company entered into a Collaboration and License Agreement (the “Collaboration Agreement”) with Mundipharma Medical Company (“Mundipharma”), a related party, for a strategic collaboration to develop and commercialize rezafungin in an intravenous formulation (the “Licensed Product”) for the treatment and prevention of invasive fungal infections.
Under the Collaboration Agreement, the Company will be responsible for leading the conduct of an agreed global development plan (the “Global Development Plan”) that includes the Company’s ongoing Phase 3 pivotal clinical trial of the Licensed Product for the treatment of candidemia and/or invasive candidiasis (the “ReSTORE Trial”) and the Company’s planned Phase 3 pivotal clinical trial of the Licensed Product for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients (the “ReSPECT Trial”), as well as specified GLP-compliant non‑clinical studies and chemistry, manufacturing and controls (“CMC”) development activities for the Licensed Product. Mundipharma will be responsible for performing all development activities, other than Global Development Plan activities, that may be necessary to obtain and maintain regulatory approvals for the Licensed Product in the Mundipharma Territory, at Mundipharma’s sole cost.

Pursuant to the Collaboration Agreement, the Company granted Mundipharma an exclusive, royalty‑bearing license to develop, register and commercialize the Licensed Product outside of the United States and Japan (the “Mundipharma Territory”), subject to the Company’s retained right to lead a global development program for the Licensed Product in both the Mundipharma Territory and in the United States and Japan (the “Company Territory”) as described below.
The Company also granted Mundipharma an option to obtain exclusive licenses to develop, register and commercialize rezafungin in a formulation for subcutaneous administration (“Subcutaneous Product”) and in formulations for other modes of administration (“Other Products”) in the Mundipharma Territory, subject to similar retained rights of the Company to conduct mutually agreed global development activities for such products. In addition, the Company granted Mundipharma a co‑exclusive, worldwide license to manufacture the Licensed Product and rezafungin.
Until the seventh anniversary of the first commercial sale of the Licensed Product in the Mundipharma Territory, each party has granted the other party an exclusive, time-limited right of first negotiation to obtain a license to any anti-fungal product (other than Licensed Product, Subcutaneous Product and Other Products) that such party proposes to out-license in the other party’s territory. However, in the event of the acquisition of a party by a third party, this right of first negotiation will not apply to any such anti‑fungal product of the acquiring third party prior to consummation of the acquisition of such party, acquired by such acquiring third party from another third party after consummation of the acquisition of such party, or developed internally by the acquiring third party, either before or after consummation of the acquisition of such party, without the use of, reliance upon or reference to any technology of the acquired party that is licensed to the other party under the Collaboration Agreement, any technology of the other party that is licensed to the acquired party under the Collaboration Agreement, or any technology jointly developed by the parties pursuant to the Collaboration Agreement.
The Company retains the exclusive right to develop, register and commercialize the Licensed Product, Subcutaneous Product and Other Products in the Company Territory, and Mundipharma has granted the Company certain licenses under Mundipharma-controlled technology and jointly-developed technology to develop, register and commercialize Licensed Product, Subcutaneous Product and Other Products in the Company Territory and to manufacture such products and rezafungin worldwide.
The parties have agreed to share equally (50/50) the costs of Global Development Plan activities (“Global Development Costs”), subject to a cap on Mundipharma’s Global Development Cost share of $31.2 million. The Company would receive additional financial support for Global Development Plan activities through a near-term milestone payment by Mundipharma of $11.1 million. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates.
The total potential transaction value is $568 million, including an equity investment (see Note 5), an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. The Company is also eligible for double-digit royalties in the teens on tiers of annual net sales.
Either party may terminate the Collaboration Agreement for uncured material breach by the other party. After September 3, 2020, Mundipharma may terminate the Collaboration Agreement at will, provided that if Mundipharma terminates the Collaboration Agreement in its entirety prior to the last visit of the last patient in both the ReSPECT Trial and the ReSTORE Trial, Mundipharma will continue to be liable for its share of Global Development Costs as described above. The Company may terminate the Agreement if Mundipharma or any of its affiliates or sublicensees, directly or indirectly through any third party, commences any interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any of the Company's patent rights licensed to Mundipharma, or upon an insolvency event of Mundipharma.
Revenue Recognition
The Company determined the transaction price is equal to the up-front fee of $30.0 million plus the research and development funding of $31.2 million. The price paid for the common stock was determined to be at fair market value after applying a lack of marketability discount as Mundipharma received restricted shares. Therefore, no additional premium or discount was allocated to the transaction price of the Agreement for the share issuance. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Agreement, as well as the amount of revenue allocated to each distinct significant performance obligation, is as follows:
Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Mundipharma during the three months ended September 30, 2019, therefore the Company recognized the full revenue related to this performance obligation in the amount of $17.9 million during the quarter as license revenue in its condensed consolidated statements of operations and comprehensive income.
Research and Development Services. The Company and Mundipharma share equally in the costs of ongoing rezafungin clinical development in the Licensed Territory up to the specified cap. The Company records these cost-sharing payments due from Mundipharma as collaboration revenue. The Company concluded that progress towards completion of the performance obligation related to the research and development services is best measured in an amount proportional to the research and development expenses incurred and the total estimated research and development expenses. The Company recognized $1.0 million for this performance obligation for the three months ended September 30, 2019.
Clinical Supply Services.  The Company's initial obligation to supply rezafungin for ongoing clinical development in the Licensed Territory represents a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services is best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services. The Company recognized $0.3 million for this performance obligation for the three months ended September 30, 2019.
Milestone Payments. The Company determined that as of September 30, 2019, all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended September 30, 2019.
The following table presents a summary of the activity in the Company's contract liabilities (recorded as deferred revenue on the balance sheet) during the three months ended September 30, 2019 (in thousands):

Opening balance, July 1, 2019	$—
Payments received in advance	30,000
Revenue from performance obligations satisfied during reporting period	(19,100)
Closing balance, September 30, 2019	$10,900
The closing balance as of September 30, 2019 are classified as a current liability since the rights to consideration are expected to be satisfied within one year.
The following table presents our contract revenues disaggregated by timing of revenue recognition and excludes royalty revenue (in thousands):

	Three and Nine Months Ended September 30, 2019
	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
License of Intellectual Property	$17,861	$—
Research and Development Services	—	988
Clinical Supply Services	—	251
Total revenue from Mundipharma Collaboration Agreement	$17,861	$1,239
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
8. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of September 30, 2019 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
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
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company's operating lease as of September 30, 2019 (in thousands):

2019	$235
2020	969
2021	998
Total undiscounted operating lease payments	$2,202
Less: Imputed interest	(257)
Present value of lease payments	$1,945

The balance sheet classification of the Company's operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$1,810

Current lease liability	$790
Lease liability	1,155
Total operating lease liability	$1,945
As of September 30, 2019, the weighted average remaining lease term was 2.3 years.
Cash paid for amounts included in the present value of operating lease liabilities was $0.7 million for the nine months ended September 30, 2019.
Operating lease costs were $0.8 million for the nine months ended September 30, 2019. These costs are primarily related to the Company's long-term operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
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
STRIVE Phase 2 clinical trial
In July 2019, we reported topline results from Part B of our global, randomized Phase 2 STRIVE clinical trial of rezafungin. We previously reported topline results from Part A of the STRIVE clinical trial in March 2018. References to our STRIVE clinical trial below include results from both Parts A and B collectively of the STRIVE clinical trial.
STRIVE was an international, multicenter, double-blind clinical trial evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin acetate compared to once-daily dosing of caspofungin in patients with candidemia and/or invasive candidiasis.
STRIVE enrolled 183 patients in the microbiological intent-to-treat, or mITT, population. Patients were randomized to receive either 400 mg of rezafungin administered intravenously once weekly for two to four weeks, 400 mg of rezafungin for the first week followed by 200mg of rezafungin once weekly for an additional one to three weeks, or daily caspofungin administered intravenously according to the approved prescribing information, with an optional step down to oral fluconazole.
In the STRIVE trial, rezafungin met all of its objectives for efficacy, safety and tolerability in the treatment of patients with candidemia and/or invasive candidiasis.
The trial results show that patients treated with rezafungin had numerically improved outcomes as compared to caspofungin across all efficacy measures at the 400 mg/200 mg dosing regimen. Data from the trial indicated that a 400mg/200mg dosing regimen of rezafungin had lower All Cause Mortality at Day 30 (4.4%), higher Clinical Response at Day 14 (80.4%), and a higher Overall Success at Day 14 (76.1%) when compared with once daily caspofungin (13.1%, 70.5%, and 67.2%, respectively).
In addition, a post-hoc analysis evaluated the STRIVE Phase 2 trial endpoints of Day 30 All-Cause Mortality and Day 14 Clinical Response, which represent the FDA and EMA primary endpoints, respectively, for the ReSTORE Phase 3 trial.  For the two cohorts considered, the 400 mg/200 mg rezafungin dosing regimen (Phase 3 ReSTORE trial regimen) and the combined 400 mg/200 mg and 400 mg/400 mg dosing regimens, the results from the post hoc analysis of STRIVE showed that, for both primary endpoints, the limits of the 95% confidence intervals for both cohorts were within the 20% noninferiority margins that will be applied to evaluate the data generated by the ReSTORE trial.
Phase 3 clinical trials
Our Phase 3 clinical development plans for rezafungin are as follows:

•
Phase 3 ReSTORE Treatment Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. The ReSTORE trial protocol is modeled after our STRIVE trial and began enrolling patients in the fourth quarter of 2018 and is continuing to enroll subjects. Based on our current assumptions about required patient enrollment levels and statistical powering, we expect to produce topline results in mid-2020.

•
Phase 3 ReSPECT Prophylaxis (Prevention) Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Based on feedback from the EMA, we expect to commence the ReSPECT trial initially in Europe and / or Canada in the first quarter of 2020. Commencement of the ReSPECT trial in the US is contingent upon obtaining agreement with the FDA.

Mundipharma Collaboration
On September 3, 2019, we announced a strategic partnership with Mundipharma Medical Company to develop and commercialize rezafungin in an intravenous formulation for the treatment and prevention of invasive fungal infections. Under the terms of the collaboration agreement, we granted Mundipharma exclusive commercialization rights to rezafungin outside the U.S. and Japan. Mundipharma AG also made a concurrent $9 million equity investment in Cidara. The total potential transaction value is $568 million, including the equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. Cidara is also eligible for double-digit royalties in the teens on tiers of annual net sales.

Cloudbreak Platform
We believe our Cloudbreak platform is a fundamentally new approach in the fight against life-threatening infectious disease that provides potent antimicrobial activity and immune system engagement in a single molecule. The Cloudbreak platform recognizes that infectious disease often results when a microbial pathogen is able to evade or overcome the host immune system. Our Cloudbreak candidates are designed to counter infection in two ways, by directly targeting and destroying invading pathogens and by focusing the immune system at the site of infection. We believe this is a potentially transformative approach, distinct from current therapies.
We have generated preclinical, in vivo proof of concept data for our Cloudbreak influenza program. Our lead development candidate, CD377 for influenza, is structurally similar to the previously announced development candidates. Studies in support of a future IND began in July 2019.
Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of September 30, 2019, we had an accumulated deficit of $245.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
In connection with the preparation of our financial statements for the nine month period ended September 30, 2019, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for twelve months from the issuance of these financial statements. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
FINANCIAL OPERATIONS OVERVIEW
Revenues
Our revenues generally consist of upfront payments for licenses, milestone payments and payments for other research activities under our collaboration agreement.
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
Research and development expenses
To date, our research and development expenses have related primarily to nonclinical development of our rezafungin candidate and our Cloudbreak platform, as well as clinical development of rezafungin acetate. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses and nonclinical and clinical trial costs.  We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the services have been performed or when the goods have been received. We accrue clinical trial expenses based on third party vendor confirmations and estimates of total costs incurred based on patient enrollment, completion of studies, and other events.
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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory authorities;

•	the duration of patient follow-up;

•	the phase of development of the product candidates; and

•	the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rezafungin	$6,946	$6,650	$20,836	$22,025
Cloudbreak platform	776	977	2,031	2,219
Personnel costs	3,209	2,857	10,279	9,354
Other research and development expenses	568	794	1,765	2,498
Total research and development expenses	$11,499	$11,278	$34,911	$36,096
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
Contingent forward purchase obligation
On May 21, 2018, we entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing are triggered by our announcement of topline data from our STRIVE Part B Phase 2 clinical trial of rezafungin. We determined that these closings are classified as liabilities and represent contingent forward purchase obligations. The liability was initially recorded at $4.3 million on May 21, 2018. Fair value adjustments resulting in a loss of $0.4 million were recorded during the nine month period ended September 30, 2019. Because we elected not to consummate the second closing of the offering in August 2019, the contingent forward purchase obligation had no value as of September 30, 2019. The contingent forward purchase obligation was valued at $0.4 million as of December 31, 2018.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than our accounting for those items discussed below, there were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019.
Revenue Recognition
We recognize revenue is accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer.  At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct.  We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  We utilize key assumptions to determine a stand-alone selling price for performance obligations, which may include revenue forecasts, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. Because the amount of revenue recognized for each performance obligation is determined based upon its relative stand-alone selling price, an increase or decrease of 10% in the estimated fair value of each performance obligation would not have a significant impact on the amount of revenue recognized.
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
In September 2019, we sold 4,781,408 shares of common stock to Mundipharma AG at a price per share of $1.884 (a 20% premium to the volume weighted average price of our common stock for the 10 trading days prior to September 3, 2019) for net proceeds of approximately $9.0 million.
In September 2019, we sold shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co. During the three months ended September 30, 2019, we sold 1.4 million shares for net proceeds of approximately $3.6 million, after deducting placement agent fees.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Collaboration revenue	$19,100	$—	$19,100
Research and development expense	11,499	11,278	221
General and administrative expense	4,573	3,447	1,126
Other income, net	11	1,106	(1,095)
Collaboration revenue
Collaboration revenue was $19.1 million for the three months ended September 30, 2019. Our collaboration revenue is generated from our ongoing collaboration with Mundipharma, and generally consists of an upfront payment for the license and reimbursements for global development expenses.
Research and development expenses
Research and development expenses were $11.5 million for the three months ended September 30, 2019, compared to $11.3 million for the three months ended September 30, 2018.  The increase in research and development expenses is primarily due to higher clinical expenses associated with the rezafungin clinical trials.

General and administrative expenses
General and administrative expenses were $4.6 million for the three months ended September 30, 2019 and $3.4 million for the three months ended September 30, 2018. The increase in general and administrative expenses is primarily due to higher personnel costs.
Other income (expense)
Other income during the three month period ended September 30, 2018 related primarily to the $0.9 million change in the fair value of the contingent forward purchase obligations. Other income during the three month periods ended September 30, 2019 and 2018 also included income generated from cash held in interest-bearing investments and interest expense incurred in connection with our loan from Pacific Western Bank.
Comparison of the nine months ended September 30, 2019 and 2018
The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Collaboration revenue	$19,100	$—	$19,100
Research and development	34,911	36,096	(1,185)
General and administrative	11,833	10,591	1,242
Other income (expense), net	575	13	562
Collaboration revenue
Collaboration revenue was $19.1 million for the nine months ended September 30, 2019. Our collaboration revenue is generated from our ongoing collaboration with Mundipharma, and generally consists of an upfront payment for the license and reimbursements for global development expenses.
Research and development expenses
Research and development expenses were $34.9 million for the nine months ended September 30, 2019, compared to $36.1 million for the nine months ended September 30, 2018.  The decrease in research and development expenses is primarily due to lower clinical expenses associated with the rezafungin clinical trials.
General and administrative expenses
General and administrative expenses were $11.8 million for the nine months ended September 30, 2019 and $10.6 million for the nine months ended September 30, 2018. The increase in general and administrative expenses is primarily due to higher personnel costs.
Other income (expense)
Other income during the nine month period ended September 30, 2019 included income generated from cash held in interest-bearing investments and interest expense incurred in connection with our loan from Pacific Western Bank. Other income for the nine month period ended September 30, 2018 related primarily to income generated from cash held in interest-bearing investments partially offset by interest expense in connection with our loan from Pacific Western Bank, the change in the fair value of the contingent forward purchase obligation and related issuance costs.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through September 30, 2019, our operations have been financed primarily by proceeds of approximately $278.4 million in gross proceeds received from equity and debt financings, grant funding and our collaboration agreement with Mundipharma.

As of September 30, 2019, we had $73.8 million in cash and cash equivalents. The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(13,335)	$(43,039)
Investing activities	(35)	9,841
Financing activities	12,632	56,165
Net decrease in cash, cash equivalents, and restricted cash	$(738)	$22,967
Operating activities
Net cash used in operating activities was $13.3 million for the nine months ended September 30, 2019, compared to $43.0 million for the nine months ended September 30, 2018. Cash used in operating activities was primarily attributable to a net loss of $27.1 million for the nine months ended September 30, 2019 and $46.7 million for the nine months ended September 30, 2018. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our primary investing activities during the nine months ended September 30, 2019 consisted of purchases and sales of property and equipment. For the nine months ended September 30, 2018, our primary investment activities consisted of proceeds and purchases of short-term investments. We received proceeds of $24.5 million from the maturity of short-term investments, partially offset by purchases of approximately $14.5 million of short-term investments.
Financing activities
Net cash provided by financing activities during the nine months ended September 30, 2019 primarily consisted of net proceeds from the sale of common stock. Net cash provided by financing activities during the nine months ended September 30, 2018 primarily consisted of net proceeds from the sale of common stock, Series X Convertible Preferred Stock, and warrants.
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
We have developed a plan to implement cost cutting measures to reduce our working capital requirements if an adequate level of financing is not secured. The plan includes the delay of certain development activities, a delay in hiring and a reduction of other discretionary expenditures that are within our control. Any of the actions contemplated by the implementation of this plan, if required, could have an adverse impact on our ability to achieve certain of our planned objectives during 2020, and thus, materially harm our business. Furthermore, successful implementation of the plan does not alleviate the conditions surrounding management’s assessment of the existence of substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year following the date that these financial statements are issued. Our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements.
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
As of September 30, 2019, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
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
We have completed four Phase 1 clinical trials of rezafungin, as well as the STRIVE Phase 2 clinical trial of rezafungin for the treatment of candidemia and invasive candidiasis.  We are currently conducting two additional Phase 1 clinical trials of rezafungin and the ReSTORE Phase 3 clinical trial of rezafungin for treatment of candidemia and invasive candidiasis. Based on feedback from the EMA, we expect to commence the ReSPECT trial initially in Europe and / or Canada in the first quarter of 2020. Commencement of the ReSPECT trial in the US is contingent upon obtaining agreement with the FDA. Completion of both the ReSTORE and ReSPECT Phase 3 trials are contingent on our ability to secure adequate additional funding. We are also conducting preclinical studies of AVCs in our Cloudbreak programs for viral infections. Our assumptions about why rezafungin is worthy of future development, as well as our assumptions about the market for rezafungin or any potential products from our Cloudbreak programs, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, and the regulatory paths for marketing approvals for our products remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin and any other product candidates we may develop will depend on many factors, including the following:

•	our ability to secure adequate additional funding;

•	agreement with regulatory authorities on study design and other requirements for study initiation;

•	successful completion of preclinical studies;

•	successful enrollment in, and completion of, clinical trials;

•	demonstrating safety and efficacy;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and technologies;

•	launching commercial sales of the product candidates if and when approved;

•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the products following approval; and

•	enforcing and defending intellectual property rights and claims.
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A delay in starting or completing our clinical trials would materially impact our timelines and our ability to complete development of our product candidates in a timely manner or at all. For example, our ability to complete our Phase 3 clinical trials is dependent on our ability to secure adequate additional funding, and our ability to commence the ReSPECT Phase 3 clinical trial is also subject to the approval of the regulatory authorities.
A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial. For example, although the STRIVE Phase 2 clinical trial met its primary objectives related to tolerability and safety of rezafungin in the treatment of candidemia and invasive candidiasis, this does not guarantee success in our ReSTORE Phase 3 clinical trial for treatment, nor does it indicate whether our planned ReSPECT Phase 3 clinical trial for prophylaxis will be successful.
Moreover, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For example, the historically observed high rate of correlation for clinical efficacy for anti-infectives based on preclinical data may not apply for our current or future product candidates, and any of the potential benefits that we anticipate for human clinical use may not be realized.
We do not know whether our ReSPECT Phase 3 clinical trial for prophylaxis will begin on time or at all, or whether either ReSTORE or ReSPECT will be completed on schedule, or at all. We may experience numerous unforeseen events that could delay or prevent our ability to commence or complete our clinical trials, which could then delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial on our expected timeline, or at all, or conduct a clinical trial at a prospective trial site or in a given country;

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
We are also in discussions with regulatory authorities about the final trial design of, and other matters related to, our ReSPECT Phase 3 clinical trial for prophylaxis. These discussions and potential design changes could lead to delays in the commencement and completion of the ReSPECT trial, or may result in the trial not proceeding at all.
If we are required to conduct additional clinical trials, or other tests of our product candidates beyond those that we currently contemplate, if we are unable to complete clinical trials of our product candidates or other tests successfully or in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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
*If we experience delays or difficulties in enrolling patients in clinical trials, our timing to complete our trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to complete clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or analogous regulatory authorities outside the United States, or if we do not believe that the number of patients required by such regulatory authorities in any clinical trial can be enrolled in a reasonable timeframe. In addition, some of our competitors may have ongoing or new clinical trials for product candidates that would treat the same indications as our product candidates, or be used in the same patients and, therefore, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

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
In the biotechnology industry, many agents that initially show promise in early stage testing may later be found to cause side effects that prevent further development of the agents. In addition, infections can occur in patients with co-morbidities and weakened immune systems, and there may be adverse events and deaths in our clinical trials that are attributable to factors other than investigational use of our product candidates.
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
Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or to achieve adequate numbers of prescriptions for any future products; and

•	costs and expenses associated with creating an independent sales and marketing organization.
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
We expect that rezafungin will primarily compete with certain antifungal classes of drugs, which include polyenes, azoles and echinocandins. Approved branded echinocandin antifungal therapies include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.), and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). We expect that there will be generics of all of the current echinocandins available at the time of rezafungin market approval, which will create added competition.  In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that rezafungin will compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078, being developed by Scynexis, Inc.
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
Through our Cloudbreak platform, we are developing AVCs for the treatment of viral infections. We have nominated the AVC CD377 as our lead Cloudbreak development candidate for influenza. It is structurally similar to previously announced development candidates. Our Cloudbreak platform may not be successful in identifying additional molecules that could be developed as drug therapies. In addition, our Cloudbreak platform may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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

Risks Related to Our Financial Position and Need for Additional Capital
*We need substantial additional funding to complete the development of rezafungin and to advance our Cloudbreak program.
In connection with the preparation of our financial statements for the period ended September 30, 2019, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance our Cloudbreak program is also dependent on our ability to obtain additional funding.
On September 3, 2019, we entered into a collaboration and development agreement for rezafungin with Mundipharma Medical Company, the Mundipharma Collaboration, pursuant to which we granted Mundipharma exclusive commercialization rights to rezafungin outside the U.S. and Japan in exchange for a $30 million upfront payment, near-term funding to support the global Phase 3 ReSTORE and ReSPECT trials, and the potential to receive development, regulatory and commercial milestone payments and double-digit royalties on product net sales. The Mundipharma Collaboration requires, among other things, that we complete the rezafungin development program. Our ability to meet our development obligations under the rezafungin collaboration depends on our ability to obtain additional funding.
There can be no assurance that additional funds will be available from any source or, if available, will be available on terms that are acceptable to us. There can also be no assurance that additional funds will be available to us without first obtaining the approval of our stockholders, which can be a difficult and lengthy process with an uncertain outcome.
Even if we raise additional capital, our expenses may increase in connection with our ongoing activities beyond what is currently expected. Our future capital requirements will depend on many factors, including:

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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through September 30, 2019, our operations have been financed primarily by gross proceeds of approximately $278.4 million from equity and debt financings, grant funding and the Mundipharma collaboration agreement. As of September 30, 2019, we had cash and cash equivalents of $73.8 million.
If we are unable to raise additional capital on attractive terms or at all, we may be forced to delay, reduce or eliminate our development programs, including our Cloudbreak program, be unable to continue the development of rezafungin and meet our development obligations under the Mundipharma Collaboration and/or be forced to make reductions in spending, extend payment terms with suppliers, and/or liquidate or grant rights to assets where possible. Any of these actions could materially harm our business, results of operations and future prospects.
*Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity, debt or other financing structures, receipt of payments under the Mundipharma collaboration agreement, as well as potentially entering into other collaborations, strategic alliances or licensing arrangements with third parties or receiving government and/or charitable grants or contracts. In November 2018, we entered into a new controlled equity offering sales agreement with Cantor Fitzgerald & Co. with an aggregate offering price of up to $35 million and, other than the Mundipharma collaboration, it is our only current committed external source of funds, subject to the fulfillment of specified conditions.
In September 2019, we issued $9.0 million of our common stock to Mundipharma AG in connection with entering into the Mundipharma Collaboration. To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma AG, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets..
If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. On September 3, 2019, we licensed all rights to rezafungin outside of the United States and Japan to Mundipharma Medical Company in exchange for certain payments and royalties on net sales. We may need to enter into similar agreements with other third parties for the development and commercialization of rezafungin outside of the Mundipharma territory, or for the development of our Cloudbreak program, which may require we relinquish valuable rights to these products.
If we raise funds through government grants and contracts, we may be subject to restrictions on our operations or certain unfavorable terms. United States government grants and contracts, if available, typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. If we receive a United States government grant or contract, we would be required to comply with numerous laws and regulations relating to the formation, administration and performance of the grant or contract, which can make it more difficult for us to retain our rights under such grant or contract and result in increased costs.
If we are unable to raise additional funds through equity, debt or other financing structures, or through collaborations, strategic alliances or licensing arrangements with third parties, or through receiving government and/or charitable grants or contracts, we may be required to delay, reduce or terminate our rezafungin development program and be unable to meet our development obligations under the Mundipharma Collaboration, and be unable to continue advancing the Cloudbreak program or be forced to grant rights in the Cloudbreak program that we would otherwise prefer to retain for ourselves.
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
In October 2016, we entered into a loan and security agreement with Pacific Western, or the Loan Agreement, as amended in June 2018, July 2018 and November 2019 under which we borrowed $10.0 million, subject to certain terms and conditions set forth therein.
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
The Loan Agreement also includes standard events of default, including a provision that Pacific Western could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect on (i) our operations, business or financial condition and subsidiaries taken as a whole; (ii) our ability to perform or pay the secured obligations under the Loan Agreement and related agreements; or (iii) the collateral pledged to Pacific Western under the Loan Agreement. Upon such determination, Pacific Western could declare all obligations under the Loan Agreement immediately due and payable. In November 2019, we entered into an amendment to the Loan Agreement that requires we maintain the cash value of the amounts borrowed on hand in our bank account, and a failure to comply with this obligation will also constitute an event of default and allow Pacific Western to declare all obligations immediately due and payable.

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
Since our inception, we have incurred significant operating losses. Our net loss was $27.1 million and $46.7 million for the nine month periods ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $245.8 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, our initial public offering of our common stock, or our IPO, our October 2016 term loan facility with Pacific Western Bank, or Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock, sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity sales agreement with Cantor Fitzgerald & Co., which has since been terminated, our May 2018 registered direct offering of common stock, the payments received in connection with the Mundipharma Collaboration, the sale of our common stock to Mundipharma AG, and sales of our common stock during the fourth quarter of 2019 under our controlled equity sales agreement with Cantor Fitzgerald & Co. We have devoted substantially all of our financial resources and efforts to research and development. We have completed the STRIVE Phase 2 clinical trial of rezafungin, and are currently conducting the ReSTORE Phase 3 clinical trial of rezafungin, Phase 1 and non-clinical studies of rezafungin, and preclinical studies of our AVCs, and we are planning to conduct the ReSPECT Phase 3 clinical trial of rezafungin for prophylaxis. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
Risks Related to Our Dependence on Third Parties
*We are dependent on our collaboration partner to provide funding to continue the development of rezafungin, and for the commercialization of rezafungin outside of the United States and Japan. If the collaboration is not successful, we may not be able to complete the development of rezafungin or capitalize on the full market potential for rezafungin.
On September 3, 2019, we licensed the rights to rezafungin outside of the U.S. and Japan to Mundipharma Medical Company, a large international pharmaceutical company. Our ability to complete the development of rezafungin is dependent, in part, on funds provided by Mundipharma. Additionally, our ability to receive payments from this arrangement will depend on Mundipharma’s ability to successfully commercialize rezafungin in its territory.
The Mundipharma Collaboration poses many risks to us, including that our collaborator, Mundipharma:

•
has significant discretion in determining the efforts and resources it will apply to commercializing rezafungin in its territory, and may not commit sufficient resources to the marketing and distribution of rezafungin;

•	may terminate the collaboration agreement at will;

•
may be subject to changes in key personnel or strategic focus, have limited available funding or be subject to other external factors diverting resources or creates competing priorities, all of which could negatively impact the commercialization of rezafungin in its territory;

•
may independently develop, or develop with third parties, products that compete directly or indirectly with rezafungin if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•
may use our intellectual property or proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or proprietary information or expose us to potential litigation;

•
may not agree with certain development decisions resulting in the delay or termination of the program, or that result in costly litigation or arbitration that diverts management attention and resources; and

•	could be involved in a business combination and the continued pursuit and emphasis on rezafungin could be delayed, diminished or terminated.
If our ability to generate revenue under the Mundipharma Collaboration is adversely impacted these or any other risks, our right to receive additional payments from the Mundipharma Collaboration, including our share of the revenues generated by net sales of rezafungin, if approved, could be insufficient to allow us to achieve or maintain profitability or may result in rezafungin being less valuable to us than if we had not entered into the Collaboration.
*We may seek to selectively establish other collaborations and, if we are unable to establish them on commercially reasonable terms or at all, we may have to alter our research, clinical development and commercialization plans.
We may seek to collaborate with other pharmaceutical and biotechnology companies to advance the Cloudbreak program, or for the completion of development and commercialization of rezafungin in the U.S. and Japan. We may also seek funding from government grants or contracts to advance the Cloudbreak program. We cannot be certain that we would be successful in completing any such collaboration or obtaining any such government grants or contracts, or completing any of them on commercially reasonable terms.
We face significant competition in seeking appropriate pharmaceutical or biotech collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, on the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.
Those factors may include:

•	the design or results of preclinical studies, CMC development activities or clinical trials;

•	the likelihood of approval by the FDA or similar regulatory authorities outside the United States;

•	the potential market for the product candidate in the territories that are the subject of the collaboration;

•	the costs and complexities of manufacturing and delivering such product candidate to patients;

•	the potential of competing products;

•	the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and

•	industry and market conditions generally.
The collaborator may also consider alternative product candidates for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.
We also face significant competition for government grants and contracts for the Cloudbreak program, and there can be no assurances that such funding would be available to us if and when needed, or at all. For instance, government funding may be available only at certain phases of research and development, such as only after Phase 1 clinical trials have been completed. In order to advance the Cloudbreak Program, we will need to obtain significant funding to complete IND-enabling studies and Phase 1 clinical trials. Government grants and contracts may not be available to fund our activities at this earlier phase of the research and development process.
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
For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. Since its enactment there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the Affordable Care Act and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Act includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans and also increased, effective January 1, 2019, the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.
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
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal healthcare program anti-kickback statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 33,040,295 shares of common stock outstanding as of September 30, 2019. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5. OTHER INFORMATION
On November 5, 2019, we entered into a Third Amendment, or the Third Amendment, to the Loan Agreement with Pacific Western. Under the Third Amendment, we are required to maintain a minimum cash balance that is not less than our outstanding indebtedness to Pacific Western, the maturity date is extended to July 3, 2022 and the interest-only period is extended through April 3, 2020.
ITEM 6. EXHIBITS

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3.3(4)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

4.3(4)	Form of Common Stock Purchase Warrant for First Private Placement.

4.4(4)	Form of Common Stock Purchase Warrant for Second Private Placement.

10.1*	Collaboration and License Agreement, dated September 3, 2019, by and between the Registrant and Mundipharma Medical Company.

10.2	Stock Purchase Agreement, dated September 3, 2019, by and between the Registrant and Mundipharma AG.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 21, 2018.
*
Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: November 7, 2019	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ James Levine
James Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)