Form 10-K
period 2019-12-31
Cidara Therapeutics, Inc.
filed 2020-03-04
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-36912

CIDARA THERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	46-1537286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6310 Nancy Ridge Drive, Suite 101 San Diego, CA 92121	(858) 752-6170
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which is registered
Common Stock, $.0001 Par Value	"CDTX"	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 30, 2019, was approximately $43.5 million.
The number of shares of Registrant’s common stock outstanding as of February 25, 2020 was 40,513,558.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2019.

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

CIDARA THERAPEUTICS, INC.

PART I
Item 1. Business.
Overview
We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment and prevention of diseases that are inadequately addressed by current standard of care therapies. We are developing a pipeline of product and development candidates, with a focus on serious fungal and viral infections. Our lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious, invasive fungal infections. In addition, we are using our Cloudbreak® platform to develop Antiviral Fc-Conjugates, or AVCs, for the prevention and treatment of influenza and other viral infections.
We are focused on the anti-infectives market, which we believe has the following advantages for the development of innovative products:

•	a high correlation between efficacy in preclinical animal models and outcomes of clinical trials for systemic disease,

•	a regulatory environment that provides developers of anti-infectives opportunities to reduce development costs and time to market,

•	an ability to commercialize anti-infective products with a focused sales and marketing organization for inpatient and outpatient settings, and

•	an opportunity to commercialize products for indications in both treatment and prevention of infectious disease.
While the advantages above apply to many product candidates in the anti-infectives market, we are focused on the antifungal and antiviral segments. We believe these are commercially more attractive segments of the market, particularly when compared to the antibacterial segment. For example, rezafungin will be positioned in the estimated $4.2 billion global systemic antifungal market in which there is high unmet need, high mortality rate and few new agents in development.
Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the first-line treatment and prevention of serious, invasive fungal infections which are associated with high mortality rates.
STRIVE Phase 2 clinical trial
In July 2019, we reported positive topline results from Part B of our global, randomized Phase 2 STRIVE clinical trial of rezafungin. We previously reported topline results from Part A of the STRIVE clinical trial in March 2018. References to our STRIVE clinical trial below include results from both Parts A and B collectively of the STRIVE clinical trial. STRIVE was an international, multicenter, double-blind clinical trial evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin compared to once-daily dosing of caspofungin in patients with candidemia and/or invasive candidiasis. In the STRIVE clinical trial, rezafungin met all of its objectives for efficacy, safety and tolerability in the treatment of patients with candidemia and/or invasive candidiasis.
Phase 3 clinical trials
Our Phase 3 clinical development plans for rezafungin are as follows:

•
Phase 3 ReSTORE Treatment Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. The ReSTORE clinical trial protocol is modeled after our Phase 2 STRIVE clinical trial. Rezafungin dosed 400 mg for the first week followed by 200 mg once weekly for up to four weeks in total, is being compared to caspofungin dosed daily with an optional step down to oral fluconazole, in a 1:1 randomization regime. The primary efficacy outcome for the U.S. Food and Drug Administration, or FDA, is all-cause mortality at day 30, and the primary efficacy outcome for the European Medical Agency, or EMA, is global response (clinical, radiological, and mycological response) at day 14. We expect this trial to enroll approximately 184 evaluable patients. We previously announced that we expect topline results from the ReSTORE trial in late-2020. We are closely monitoring a number of factors affecting our enrollment and clinical trial operations, including the effect of the COVID-19 coronavirus, and we are taking steps to mitigate this impact. Based on the current information available to us, we expect our topline data will be delayed into the first half of 2021. We expect that the results of the ReSTORE clinical trial, along with the results

CIDARA THERAPEUTICS, INC.

from the STRIVE clinical trial, will be sufficient to support the submission of marketing approval applications for rezafungin in this indication.

•
Phase 3 ReSPECT Prophylaxis (Prevention) Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin will be dosed at 400 mg for the first week followed by 200 mg once weekly doses out to 90 days, and compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for the FDA and EMA is fungal-free survival at day 90. We expect this trial to enroll approximately 462 patients. We expect to commence the ReSPECT clinical trial initially in Europe and/or Canada in the first quarter of 2020. Commencement of the ReSPECT clinical trial in the United States is contingent upon obtaining agreement with the FDA. We expect that the results of the ReSPECT clinical trial, along with the results from the ReSTORE clinical trial, will be sufficient to support the submission of marketing approval applications for rezafungin in this indication.

Mundipharma Collaboration
On September 3, 2019, we announced a strategic partnership with Mundipharma Medical Company, or Mundipharma, to develop and commercialize rezafungin in an intravenous formulation for the treatment and prevention of invasive fungal infections. Under the terms of the collaboration agreement, we granted Mundipharma exclusive commercialization rights to rezafungin outside the United States and Japan. Mundipharma AG also made a concurrent $9.0 million equity investment in our company. The total potential transaction value is $568 million, including the equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. To date, we have received $9.0 million from the sale of our equity to Mundipharma, $30.0 million in up-front payments and $0.7 million in global development funding. We expect to receive an additional $41.6 million in near-term funding, the majority of which we expect to receive in 2020.
Cloudbreak® Platform
We believe our Cloudbreak platform is a fundamentally new approach to prevent and treat life-threatening infectious disease that provides potent antimicrobial activity and immune system engagement in a single long-acting molecule. The Cloudbreak platform recognizes that infectious disease often results when a microbial pathogen is able to evade or overcome the host immune system. Our Cloudbreak candidates are designed to counter infection in two ways, by directly targeting and destroying invading pathogens and by focusing the immune system at the site of infection. We believe this is a potentially transformative approach, distinct from current therapies, monoclonal antibodies and vaccines. Our lead Cloudbreak candidates are Antiviral Fc-Conjugates, or AVCs, for the prevention and treatment of influenza. The Cloudbreak platform has enabled us to expand the development of AVCs to target other life-threatening viruses including HIV and RSV.
We have generated preclinical, in vivo proof of concept data for our Cloudbreak influenza program. In July 2019, we began conducting studies in support of a future investigational new drug application on our lead development candidate, CD377 for influenza prevention and pandemic preparedness.
Our Strategy
Our objective is to become the leading biotechnology company in the discovery, development and commercialization of novel, best-in-class anti-infectives targeting the antifungal and antiviral segments. Key elements of our strategy include:

•	Advance rezafungin to commercialization. We plan to leverage the favorable regulatory environment for anti-infectives to expedite the development of rezafungin.

•
Develop product candidates from our Cloudbreak antiviral platform. We expect to progress our lead development candidate, CD377 for influenza prevention and treatment, towards a future investigational new drug application and evaluate new antiviral development candidates in other indications, such as HIV and RSV, alone or through new partnerships we may consider. We will also continue to establish intellectual property related to the Cloudbreak platform, its applications and development candidates.

•
Commercialize products in the United States with a targeted sales force. The anti-infectives market benefits from an ability to address large sales opportunities with a relatively small, specialized commercial organization. We currently intend to build and manage a targeted sales and marketing organization to commercialize rezafungin in the United States, addressing the relatively small base of well-defined customers for the treatment and prevention of invasive fungal infections in both the hospital and outpatient settings. In geographies outside the United States and Japan, our strategic partner Mundipharma has the right to commercialize rezafungin.

CIDARA THERAPEUTICS, INC.

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
Overview of Systemic Fungal Infections and the Antifungal Market
Fungal infections pose significant medical challenges in both the hospital and outpatient settings. While fungi are ubiquitous in our environment, they are usually harmless for people with a normal immune system. If fungi access and proliferate in the bloodstream, these infections become systemic and potentially life-threatening. Risk factors for systemic fungal infections include recent gastrointestinal surgery, broad-spectrum antibiotic use, central vascular catheter placement, use of total parenteral nutrition, renal failure, solid organ transplantation, blood and marrow transplantation (BMT), chemotherapy and other forms of immune suppression.
We estimate that the annual worldwide sales of prescription systemic antifungals in 2017 were approximately $4.2 billion. This includes therapies used as prophylaxis (preventive) in the inpatient and outpatient setting, particularly in patients with hematologic malignancies such as acute myeloid leukemia, or AML, or those undergoing BMT, therapies used for the treatment of hospitalized patients, and therapies used for the treatment of patients who are being discharged from the hospital.
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
Despite advances achieved in the diagnosis and treatment of candidemia, these infections continue to cause high mortality rates. According to a study published in Clinical Infectious Disease (2009), candidemia has a crude mortality rate of 35% within 12 weeks of diagnosis. By contrast, the U.S. Centers for Disease Control and Prevention, or CDC, reports that the mortality rate due to methicillin-resistant staphylococcus aureus, or MRSA, infections is 13%. Further, it is estimated that each case of candidemia results in an additional 23 days of hospitalization and over $68,000 in additional treatment costs.
Physicians’ options for the treatment of fungal infections are limited by a lack of innovative therapies. Several factors have contributed to the low rate of antifungal drug development, including a limited number of fungal-specific drug targets for research and a previously challenging regulatory environment that necessitated large and costly clinical trials. As a result, the number of antifungals has decreased to only one new approval since 2006, while anti-microbial resistance has increased.
The current treatment alternatives for systemic fungal infections, including polyenes, azoles and currently-approved echinocandins, have limitations that we believe may be addressed by novel antifungals. While these drugs have proven to be efficacious in many patients, mortality rates remain high, and the polyenes and azoles may cause severe side effects warranting discontinuation and are known to cause significant changes in a drug's effect on the body when taken together with a second drug, or drug-drug interactions, or DDIs. In the hematology setting, patients are at increased risk for serious DDIs given many newly approved therapies used to treat blood cancers have contraindications or precautions when taken with azole antifungals, the current standard of care for antifungal prophylaxis. For prevention of PCP, trimethoprim/sulfamethoxazole, or TMP/SMX, known as Bactrim, is the agent of choice for first-line prophylaxis. Challenges with TMP/SMX include bone marrow suppression, allergies, and nephrotoxicity.
Current prophylaxis requires multiple drugs for coverage of common pathogens. The complex nature of the immunocompromised patient and the complexity of the current antifungal drugs used today for prophylaxis (azoles and TMP/SMX), create significant opportunity for improvement.
Echinocandins, introduced in 2001, are increasingly recommended for the treatment of fungal infections in the United States. In December 2015, the Infectious Diseases Society of America, or the IDSA, released new clinical guidelines that recognize that echinocandins have demonstrated statistical superiority to azoles for the initial treatment of candidemia and invasive candidiasis, and now recommend echinocandins as first-line treatment for this indication.
The currently approved echinocandins include caspofungin, micafungin, and anidulafungin, and are considered both well tolerated and safe relative to other antifungal drug classes. However, they must be administered daily by intravenous

CIDARA THERAPEUTICS, INC.

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
When a fungus starts to develop resistance to a drug, the minimum inhibitory concentration, or MIC, rises, which means that a higher drug exposure will be required in order for the drug to have the same efficacy as it has against sensitive strains. Having a C max and an AUC that are far greater than the starting MIC provides the best chance of treating infections caused by strains resistant to other antifungals, including other echinocandins. Additionally, the EU label for caspofungin requires higher doses in obese patients. A recent analysis found that micafungin, the market leader in the United States, achieves 85% - 88% target attainment (against C. glabrata MIC97 of 0.06 mg/L) when given at the higher dosing regimen of 200 mg followed by 150 mg, daily but achieves only 10% - 50% with its approved dose of 100 mg once daily. These factors suggest the pharmacokinetics of the currently approved echinocandins are not optimal.
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

•
Shorter and less costly hospital stays, and lower outpatient costs. Physicians with access to a once-weekly intravenous echinocandin can potentially discharge appropriate patients earlier and thereby reduce hospital costs, which we believe may account for over 80% of the overall treatment cost of candidemia.  Furthermore, early discharge from the hospital setting may reduce the risk for contracting nosocomial infections.  For patients discharged on an intravenous echinocandin, once-weekly rezafungin could eliminate significant outpatient infusion costs for once-daily intravenous echinocandin therapy.

•
Improved compliance. A once-weekly treatment of rezafungin could facilitate compliance by eliminating the need for patients to return to a hospital or outpatient center for a daily dose of an intravenous echinocandin, and could eliminate the likelihood of patient non-compliance for those receiving oral step down therapy with a daily azole.

CIDARA THERAPEUTICS, INC.

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
Rezafungin Clinical Results
Phase 2: The STRIVE Clinical Trial
In July 2019, we reported topline results from Part B of our global, randomized Phase 2 STRIVE clinical trial of rezafungin. We previously reported topline results from Part A of the STRIVE clinical trial in March 2018. References to our STRIVE clinical trial below include results from both Parts A and B collectively of the STRIVE clinical trial. STRIVE is an international, multicenter, double-blind clinical trial evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin compared to once-daily dosing of caspofungin in patients with candidemia and/or invasive candidiasis. The STRIVE clinical trial enrolled 183 patients in the microbiological intent-to-treat, or mITT, population. Patients were randomized to receive either 400 mg of rezafungin administered intravenously once weekly for two to four weeks, 400 mg of rezafungin for the first week followed by 200mg of rezafungin once weekly for an additional one to three weeks, or daily caspofungin administered intravenously according to the approved prescribing information, with an optional step down to oral fluconazole. In the STRIVE clinical trial, rezafungin met all of its objectives for efficacy, safety and tolerability in the treatment of patients with candidemia and/or invasive candidiasis.
The STRIVE Phase 2 results show that patients treated with rezafungin had numerically improved outcomes as compared to caspofungin across all efficacy measures at the 400 mg/200 mg dosing regimen selected for the ReSTORE Phase 3 trial. Data from the clinical trial indicated that a 400mg/200mg dosing regimen of rezafungin had lower All Cause Mortality at Day 30 (4.3%), higher Clinical Response at Day 14 (80.4%), and a higher Overall Success at Day 14 (76.1%) when compared with once daily caspofungin (13.1%, 70.5%, and 67.2%, respectively).
Rezafungin was generally well-tolerated at both dosing regimens. Treatment Emergent Adverse Events, or TEAEs, were observed in most patients, with an incidence of 87.7% in Group 1, 92.5% in Group 2, and 80.9% in Group 3. The rates of serious adverse events were 43.2%, 52.8%, and 42.6%, respectively. There were 11 adverse events leading to study drug discontinuation across all study groups: six in Group 1, one in Group 2 and four in Group 3.
There were four serious adverse events possibly related to study drug: one in Group 1, one in Group 2 and two in Group 3, and both rezafungin patients fully recovered. There were no deaths related to study drug, and there were no concerning trends in system organ class groups or specific adverse events.
In addition, a post-hoc analysis evaluated the STRIVE Phase 2 clinical trial endpoints of Day 30 All-Cause Mortality and Day 14 Clinical Response, which represent the FDA and EMA primary endpoints, respectively, for the ReSTORE Phase 3 clinical trial. For the two cohorts considered, the 400 mg/200 mg rezafungin dosing regimen (Phase 3 ReSTORE clinical trial regimen) and the combined 400 mg/200 mg and 400 mg/400 mg dosing regimens, the results from the post hoc analysis of STRIVE showed that, for both primary endpoints, the limits of the 95% confidence intervals for both cohorts were within the 20% noninferiority margins that will be applied to evaluate the data generated by the ReSTORE clinical trial.
Phase 1: Hepatic Impairment Study
In January 2020, the first subject was enrolled into our Phase 1 Hepatic Impairment study. The study is an open label, single dose study design to evaluate the safety, tolerability, and pharmacokinetics of rezafungin in adult subjects with hepatic impairment relative to matched controls. The study is expected to be completed in late 2020.

CIDARA THERAPEUTICS, INC.

Phase 1: Subcutaneous Formulation Trial
In December 2019, the National Institutes of Health initiated a Phase 1 trial to evaluate safety, tolerability, and pharmacokinetics for a subcutaneous formulation of rezafungin.
Phase 1: AME Study
In May 2019, we completed our Phase 1, single-center, open-label study to evaluate the excretion, metabolism, pharmacokinetics, and mass balance following a single intravenous dose of radiolabeled rezafungin in healthy adult male subjects. The primary route of excretion was via the feces. Rezafungin concentrations and radiolabeled rezafungin equivalents were quantifiable at all scheduled postdose collections through Day 60. Rezafungin underwent minimal metabolism in human subjects. A single dose of radiolabeled rezafungin was well tolerated.
Phase 1: DDI Study
In May 2018, we obtained data from our Phase 1 Drug-Drug Interaction study, or DDI study, to evaluate the potential effects of rezafungin on other drugs representing the most common metabolic (CYP enzymes) and transporter pathways. We evaluated the pharmacokinetics, or PK, of several drug combinations with and without rezafungin. The results suggested no clinically significant drug-drug interactions with any of the drugs tested including: tacrolimus, repaglinide, metformin, rosuvastatin, pitavastatin, caffeine, efavirenz, midazolam and digoxin. Together with in vitro experiments, we do not expect drug-drug interactions for rezafungin via common drug metabolism or transport pathways.
Phase 1: Photosafety Study
In March 2018, we completed our phase 1, multiple-dose, assessor-blinded study to determine the photosensitivity of rezafungin when administered intravenously as multiple doses to healthy adult subjects. The pharmacokinetic profile of multiple doses of rezafungin was comparable to prior studies of rezafungin. Based on the results of this study, the increased risk for photosensitivity in subjects who are administered rezafungin is mild. Overall, Rezafungin for Injection was well tolerated by healthy adult subjects.
Phase 1: QT Trial
In March 2018, we announced the results of our definitive Phase 1 QT clinical trial of rezafungin. The QT clinical trial was a Phase 1, single-center, randomized, comparative study of the effect of single-ascending doses of rezafungin, intravenous placebo, and a single oral dose of moxifloxacin (positive control) in healthy adult subjects. The primary objective was to assess the effects of rezafungin on QT interval. Secondary objectives included assessments of other cardiac conduction parameters, including PR intervals, QRS intervals and heart rate. The results of the trial indicated that rezafungin in single intravenous doses up to 1400 mg had no significant effect on QT prolongation or on any of the other cardiac conduction parameters tested.
Phase 1: SAD / MAD Trials
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

CIDARA THERAPEUTICS, INC.

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
Clinical Development Plan
Our Phase 3 clinical development plans for rezafungin are as follows:

•
Phase 3 ReSTORE Treatment Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. The ReSTORE clinical trial protocol is modeled after our Phase 2 STRIVE clinical Trial. Rezafungin dosed 400 mg for the first week followed by 200 mg once weekly for up to four weeks in total, is being compared to caspofungin dosed daily with an optional step down to oral fluconazole, in a 1:1 randomization regime. The primary efficacy outcome for the FDA is all-cause mortality at day 30, and the primary efficacy outcome for the EMA is global response (clinical, radiological, and mycological response) at day 14. We expect this trial to enroll approximately 184 evaluable patients. We previously announced that we expect topline results from the ReSTORE trial in late-2020. We are closely monitoring a number of factors affecting our enrollment and clinical trial operations, including the effect of the COVID-19 coronavirus, and we are taking steps to mitigate this impact. Based on the current information available to us, we expect our topline data will be delayed into the first half of 2021. We expect that the results of the ReSTORE clinical trial, along with the results from the STRIVE clinical trial, will be sufficient to support the submission of marketing approval applications for rezafungin in this indication.

•
Phase 3 ReSPECT Prophylaxis (Prevention) Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin will be dosed at 400 mg for the first week followed by 200 mg once weekly doses out to 90 days, and compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for the FDA and EMA is fungal-free survival at day 90. We expect this trial to enroll approximately 462 patients. We expect to commence the ReSPECT clinical trial initially in Europe and/or Canada in the first quarter of 2020. Commencement of the ReSPECT clinical trial in the United States is contingent upon obtaining agreement with the FDA. We expect that the results of the ReSPECT clinical trial, along with the results from the ReSTORE clinical trial, will be sufficient to support the submission of marketing approval applications for rezafungin in this indication.

Cloudbreak Platform
The Cloudbreak platform is a fundamentally new approach to the fight against life-threatening infectious disease that provides potent antimicrobial activity and immune system engagement in a single molecule. Our lead Cloudbreak candidates are Antiviral Fc-Conjugates, or AVCs, for the prevention and treatment of influenza. The Cloudbreak platform has enabled us to expand the development of AVCs to target HIV, RSV and other life-threatening viruses.
The Cloudbreak platform recognizes that most infectious disease results when a microbial pathogen is able to evade or overcome the host immune system. Our Cloudbreak candidates are designed to counter infection in two ways, by directly targeting and destroying invading pathogens and by focusing the immune system at the site of infection. In this way, Cloudbreak anti-infective candidates are similar to certain cancer immunotherapies that unlock the potential of the immune system to destroy cancer cells.
Cloudbreak candidates targeting viral infections are called AVCs, single molecules consisting of two distinct moieties with discrete, yet complementary mechanisms of action:

•	Targeting Moiety (TM): Novel and highly potent small molecule that binds surface targets on the pathogen to directly destroy it and/or inhibit replication.

•
Effector Moiety (EM): Fragment crystallizable, or Fc, region of human IgG1 antibodies, which was selected to maximize engagement of the human immune system via Fc-gamma, or Fcγ, receptors and for its long half-life.

CIDARA THERAPEUTICS, INC.

AVCs not only mediate pathogen clearance through a multimodal mechanism of action but also have potential for months of activity with a single dose.
Cloudbreak AVC (Antiviral Fc Conjugate) Program Overview
Cidara is leveraging the Cloudbreak Platform to develop multiple AVCs. Each AVC targets a life-threatening virus. Our AVC research and development programs include:

•	Influenza;

•	HIV;

•	RSV; and

•	Other viruses.
AVCs provide direct, sustained antiviral activity as well as immune system engagement, for effective prevention and treatment of disease. This is a potentially transformative approach, distinct from current approaches. They are not vaccines, small-molecule drugs, or monoclonal antibodies. AVCs are novel, Fc-conjugates designed for the following features:

•	Multimodal mechanism of action: Potent, direct antiviral activity and immune system engagement

•	Strong target binding: High affinity to an essential, conserved target on the virus surface

•	Long duration of action: Months of protection from disease with a single dose

•	Rapid onset: Rapid distribution to site of infection for treatment of disease
Cloudbreak Influenza Program and Our Lead AVC Development Candidate CD377
Influenza, or flu, is a respiratory infection caused by influenza viruses. The influenza virus can cause mild to severe illness, and at times can lead to death. Young children, adults older than 65 years, pregnant women and immunocompromised patients are more prone to infection, but even healthy people are at risk of infection with seasonal flu. In 2017, the CDC estimated that between 291,000 and 646,000 people worldwide die from influenza each year.
In the U.S., the CDC estimated that during the 2017-18 flu season almost 50 million people became ill from the flu, resulting in approximately one million hospitalizations and $10.4 billion in direct medical expenses and an additional $16.3 billion per year in lost earnings. The CDC also estimated that almost 80,000 people died during the 2017-18 flu season, which makes it one of the most severe in recent history.
The primary preventive measure to protect against influenza is the seasonal vaccine, which remains the best mode to prevent influenza related illness, despite its limitations. However, the efficacy of the vaccine varies, with recent studies estimating that the influenza vaccine reduces the risk of influenza illness by between 38% and 62%, depending on the virus strain and age and health of the recipient, among other factors. In years when the seasonal vaccine results in sub-optimal protection such as the 2018-2019 influenza season when the CDC estimated vaccine effectiveness to be 29% in the US, more patients are at higher risk for serious complications resulting from the flu. Vulnerable patient populations must then rely upon therapeutic options.
Older antiviral medications, such as amantadine and rimantadine, are no longer recommended for use because of high levels of resistance. Currently, four antiviral drugs are recommended by the CDC for treating the flu:

•	oseltamivir phosphate (Tamiflu®);

•	zanamivir (Relenza®);

CIDARA THERAPEUTICS, INC.

•	peramivir (Rapivab®); and

•	baloxavir marboxil (Xofluza™).
The above list includes neuraminidase inhibitors and the recently approved cap-dependent endonuclease inhibitor, baloxavir. These molecules have one or more of the following limitations: short half-life; high susceptibility to resistance; multi-dose regimens; and dosing route limitations. The current therapies should be administered within 48 hours of symptom onset to be effective.
Potential Advantages of Cloudbreak AVCs for Influenza

•
Broad-Spectrum, Universal Coverage: Cloudbreak AVCs have demonstrated activity against pandemic and seasonal influenza A and B viruses, including resistant strains (e.g. oseltamivir-resistant H1N1) and strains with high pandemic potential (e.g. H5N1, H7N9)

•	Superior Resistance Profile: AVCs may be less prone to viral resistance, by virtue of the AVC multimodal mechanism of action

•
Protection for High-Risk Populations: Unlike vaccines, the potent intrinsic activity of the AVCs should provide antiviral protection independent of immune system status. Even in immune-compromised patients, AVCs can focus the existing immune system at the site of infection

•
Seasonal and Pandemic Readiness: AVCs are well-suited for immediate and robust response to influenza challenges by providing rapid onset of protection and coverage of strains that may have been missed by the seasonal vaccine. Moreover, AVCs are not subject to the lengthy and unpredictable process of vaccine manufacturing

•	Long Duration of Action: A single AVC dose may protect from influenza for an entire flu season
Our Lead AVC Development Candidate for Influenza: CD377
Pre-Clinical Studies of CD377 for Influenza
We plan to develop novel AVCs that provide a direct and sustained antiviral effect and engage the immune system for additional potency. The results of multiple preclinical studies of CD377 indicate that it is effective in both the treatment and prevention of influenza infections.
In Vitro Studies Measuring CD377 Potency Against Multiple Influenza Strains
We evaluated CD377 in vitro for its ability to inhibit viral replication in a human epithelial cell line versus a range of seasonal and pandemic Influenza A strains, including 2009 H1N1 pandemic strain, H3N2 and H5N1, H1N1 oseltamivir (Tamiflu)-resistant strain, as well as Influenza B. CD377 showed potent activity against all of the strains tested, including influenza B, which is less sensitive to oseltamivir phosphate.
In Vivo Studies Measuring CD377 Potency Against Multiple Influenza Strains in Lethal Infection Models
We evaluated CD377 in vivo in lethal mouse models of H1N1 and H3N2 compared to oseltamivir phosphate. CD377 provided 100% protection against both H1N1 and H3N2 using single, low doses, while oseltamivir phosphate required twice daily dosing for 5 days to protect 100% and 80% of mice from death in the H1N1 and H3N2 models, respectively. CD377 was able to provide the same protection as oseltamivir phosphate in these models at approximately 1/500th to 1/1000th the cumulative dose.
In both studies, we also measured the average body weights of the mice over time to support the survival data with CD377. The CD377 dosed mice maintained stable body weights over the 14 day course of the experiment demonstrating the potency of CD377 at low doses and the potency and tolerability of CD377 at high doses. The mice dosed with oseltamivir phosphate showed approximately 10% loss of body weight upon discontinuation of treatment after the five-day treatment cycle, suggesting that the influenza virus was not eradicated upon cessation of treatment. Body weights for the mice dosed with oseltamivir phosphate recovered as their immune system overcame the disease.
Additional pre-clinical toxicity studies in rats and cynomolgus monkeys indicate the potential for a broad safety margin for CD377 with no signs of acute or chronic toxicity at over 100-fold the efficacious dose in prophylactic efficacy models.

CIDARA THERAPEUTICS, INC.

In Vivo Study Evaluating CD377 as a Long-Acting Prophylactic Agent Against Influenza
We tested mean plasma concentrations of CD377 in mice and based on the long half life we observed, we evaluated CD377 in vivo in a lethal mouse model of H1N1 by administering CD377 to the mice 28 days before we administered the lethal influenza challenge. CD377 provided 100% protection from mortality across a broad range of dose levels, demonstrating its potential suitability as a long-acting prophylactic agent for seasonal prevention.
In Vivo Study Measuring CD377 Treatment Window Against Influenza
We evaluated CD377 and oseltamivir phosphate in vivo in a lethal mouse model of H1N1 by challenging the mice with the influenza virus and then administering antiviral treatment at different time periods after challenge. CD377 and oseltamivir phosphate both provided 100% protection against influenza when dosed up to 24 hours post-infection. However, when anti-viral treatment was administered at 48- and 72-hours post-infection, a single dose of CD377 was more effective at reducing mortality than multiple doses of oseltamivir phosphate.
License and Collaboration Agreements
Mundipharma Collaboration Agreement
In September 2019, we entered into a Collaboration and License Agreement, or the Mundipharma Collaboration Agreement with Mundipharma for a strategic collaboration to develop and commercialize rezafungin in an intravenous formulation, or the Licensed Product, for the treatment and prevention of invasive fungal infections.
Collaboration. Under the Mundipharma Collaboration Agreement, we will be responsible for leading the conduct of an agreed global development plan, or the Global Development Plan, that includes our ongoing Phase 3 ReSTORE Treatment Trial of the Licensed Product for the treatment of candidemia and/or invasive candidiasis our planned Phase 3 ReSPECT Prophylaxis (Prevention) Trial of the Licensed Product, as well as specified GLP-compliant non‑clinical studies and chemistry, manufacturing and controls, or CMC, development activities for the Licensed Product. Mundipharma will be responsible for performing all development activities, other than Global Development Plan activities, that may be necessary to obtain and maintain regulatory approvals for the Licensed Product outside of the U.S. and Japan, or the Munipharma Territory, at Mundipharma’s sole cost.
Licenses. Pursuant to the Mundipharma Collaboration Agreement, we granted Mundipharma an exclusive, royalty‑bearing license to develop, register and commercialize the Licensed Product in the Munipharma Territory, subject to our retained right to lead a global development program for the Licensed Product in both the Mundipharma Territory and in the United States and Japan, or the Company Territory, as described below.
The Company also granted Mundipharma an option to obtain exclusive licenses to develop, register and commercialize rezafungin in a formulation for subcutaneous administration, or Subcutaneous Product, and in formulations for other modes of administration, or Other Products, in the Mundipharma Territory, subject to similar rights retained by us to conduct mutually agreed global development activities for such products. In addition, we granted Mundipharma a co‑exclusive, worldwide license to manufacture the Licensed Product and rezafungin.
Until the seventh anniversary of the first commercial sale of the Licensed Product in the Mundipharma Territory, each party has granted the other party an exclusive, time-limited right of first negotiation to obtain a license to any anti-fungal product (other than Licensed Product, Subcutaneous Product and Other Products) that such party proposes to out-license in the other party’s territory. However, in the event of the acquisition of a party by a third party, this right of first negotiation will not apply to any such anti‑fungal product of the acquiring third party prior to consummation of the acquisition of such party, acquired by such acquiring third party from another third party after consummation of the acquisition of such party, or developed internally by the acquiring third party, either before or after consummation of the acquisition of such party, without the use of, reliance upon or reference to any technology of the acquired party that is licensed to the other party under the Mundipharma Collaboration Agreement, any technology of the other party that is licensed to the acquired party under the Mundipharma Collaboration Agreement, or any technology jointly developed by the parties pursuant to the Mundipharma Collaboration Agreement.
Our Retained Rights. We retain the exclusive right to develop, register and commercialize the Licensed Product, Subcutaneous Product and Other Products in the Company Territory, and Mundipharma has granted us certain licenses under Mundipharma-controlled technology and jointly-developed technology to develop, register and commercialize Licensed Product, Subcutaneous Product and Other Products in the Company Territory and to manufacture such products and rezafungin worldwide.
Financial Terms. We and Mundipharma agreed to share equally (50/50) the costs of Global Development Plan activities, or Global Development Costs, subject to a cap on Mundipharma’s Global Development Cost share of $31.207 million. We would receive additional financial support for Global Development Plan activities through a near-term milestone payment by Mundipharma of $11.145 million. Mundipharma is entitled to credit the full amount of this milestone payment toward

CIDARA THERAPEUTICS, INC.

future royalties payable to us, subject to a limit on the amount by which royalty payments to us may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to us before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, we will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates.
In addition to the cost-sharing and the $11.145 million milestone payment described above, we will received under the Mundipharma Collaboration Agreement a $30 million upfront payment, and may receive up to $523.267 million in development, regulatory and commercial milestone payments (which includes milestone payments on the Licensed Product and up to $25.076 million in regulatory milestone payments related to Subcutaneous Product that we will become eligible for should Mundipharma exercise its option with respect to Subcutaneous Product), as well as double-digit royalties on tiers of annual net sales of the Licensed Product in the Mundipharma Territory in the teens.
Termination. Either party may terminate the Mundipharma Collaboration Agreement for uncured material breach by the other party. After September 3, 2020, Mundipharma may terminate the Mundipharma Collaboration Agreement at will, provided that if Mundipharma terminates the Mundipharma Collaboration Agreement in its entirety prior to the last visit of the last patient in both the ReSPECT Trial and the ReSTORE Trial, Mundipharma will continue to be liable for its share of Global Development Costs as described above. We may terminate the Agreement if Mundipharma or any of its affiliates or sublicensees, directly or indirectly through any Third Party, commences any interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any of our patent rights licensed to Mundipharma, or upon an insolvency event of Mundipharma.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture supplies of rezafungin, any Cloudbreak development candidates, and any future product candidates.
Our third-party contract manufacturers are currently producing, and will produce in the future, our product and development candidates for use in our preclinical studies and clinical trials utilizing reliable and reproducible processes and common manufacturing techniques. We obtain our supplies from manufacturers on a purchase order basis and do not have any long-term arrangements. In addition, we do not currently have any long-term arrangements in place for bulk drug substance or drug product services. We intend to identify and qualify additional manufacturers to provide bulk drug substance and drug product services prior to submission of an NDA to the FDA as necessary to provide sufficient commercial quantities of each product.
Intellectual Property
The proprietary nature of, and protection for, rezafungin, our AVCs, our Cloudbreak platform, our processes and our know-how are important to our business. We seek to protect our proprietary position through patent protection in the United States and internationally where available and when appropriate. Our policy is to pursue, obtain, maintain and defend patent rights, developed internally and/or potentially licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our inventions, improvements and technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors-Risks Related to Our Intellectual Property.”
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
We have established, and will continue to build, proprietary positions for rezafungin, any other product candidates and technology in the United States and abroad. As of March 3, 2020, our patent portfolio included 13 families of patents and patent applications related to various aspects of rezafungin, and nine families of patent applications related to our Cloudbreak platform.

CIDARA THERAPEUTICS, INC.

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
Rezafungin will primarily compete with antifungal classes for the treatment of candidemia and invasive candidiasis, which include polyenes, azoles and echinocandins. The approved branded therapies for this indication include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.) and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). There are generic versions of one or more of the current echinocandins available now, which will create added competition at the time of rezafungin regulatory approval. In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that rezafungin will compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078, which is being developed by Scynexis, Inc.
We expect that any antiviral drug candidates developed through our Cloudbreak antiviral program for influenza will compete against approved vaccines for influenza and approved agents for the treatment of viral influenza infections, including neuraminidase inhibitors such as Tamiflu, Relenza, and Peramivir, and endonuclease inhibitors such as Xofluza. We intend to develop other product candidates through our Cloudbreak platform for the treatment of invasive infections. We are aware of a number of approved and investigational therapies in these areas.
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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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
Additionally, the federal Physician Payments Sunshine Act, created under the Affordable Care Act, and its implementing regulations, require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value provided to physicians, as defined by such law, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually certain ownership and investment interests held by physicians and their immediate family members.
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

CIDARA THERAPEUTICS, INC.

Healthcare Reform
Current and future legislative proposals to further reform healthcare or reduce healthcare costs may result in lower reimbursement for our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products.
For example, implementation of the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The Affordable Care Act, among other things, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government’s comparative effectiveness research. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the Affordable Care Act, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increased, effective January 1, 2019, the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions,subsequent appeals, and other efforts to repeal and replace Affordable Care Act will impact Affordable Care Act.
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
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. At the federal level there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing

CIDARA THERAPEUTICS, INC.

authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Employees
As of February 25, 2020, we had 68 total employees, all of whom were full-time employees, and 22 of whom hold Ph.D. or M.D. degrees, 50 of whom were engaged in research and development activities and 18 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ended December 31, 2020, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1 billion in non-convertible debt during the

CIDARA THERAPEUTICS, INC.

prior three-year period. References to “emerging growth company” in this Annual Report have the meaning associated with it in the JOBS Act.
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
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of rezafungin, currently in Phase 3 clinical development, and we also are very early in our development efforts from our Cloudbreak program, neither of which may be successful.
We have completed six Phase 1 clinical trials of rezafungin, as well as the STRIVE Phase 2 clinical trial of rezafungin for the treatment of candidemia and invasive candidiasis.  We are currently conducting two additional Phase 1 clinical trials of rezafungin and the ReSTORE Phase 3 clinical trial of rezafungin for treatment of candidemia and invasive candidiasis. We expect to commence the ReSPECT Phase 3 clinical trial of rezafungin for prophylaxis in patients undergoing allogeneic blood and marrow transplants initially in Europe and / or Canada in the first quarter of 2020. Commencement of the ReSPECT trial in the US is contingent upon obtaining agreement with the FDA. Completion of our planned Phase 3 trials is contingent on our ability to secure adequate additional funding. We are also conducting preclinical studies of AVCs in our Cloudbreak program for viral infections. Our assumptions about why rezafungin is worthy of continued development, as well as our assumptions about the market for rezafungin or any potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of marketing approval for rezafungin, and the regulatory paths for marketing approval for products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin and any other product candidates we may develop will depend on many factors, including the following:

•	our ability to secure adequate additional funding;

•	agreement with regulatory authorities on study design and other requirements for study initiation;

•	successful completion of preclinical studies;

•	successful enrollment in, and completion of, clinical trials;

•	demonstrating safety and efficacy;

•	receipt of marketing approvals from applicable regulatory authorities;

CIDARA THERAPEUTICS, INC.

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
If we do not reach agreement with regulatory authorities on requirements for study initiation, timely enroll the ReSTORE and ReSPECT Phase 3 clinical trials, or if we are unable to secure additional funding, we will not be able to complete the Phase 3 clinical development plans for rezafungin. If we do not accomplish one or more of any of the other goals in a timely manner, or at all, we could experience significant delays or an inability to successfully complete the development of and commercialize our product candidates, which would harm our business.
If we experience delays or difficulties in enrolling patients in the ReSTORE or ReSPECT clinical trials, our timing to complete the rezafungin clinical development program, and therefore our receipt of necessary regulatory approvals, could be delayed or prevented.
We may not be able to complete the ReSTORE or ReSPECT clinical trials if we are unable to identify and enroll a sufficient number of eligible patients, as required by the FDA or analogous regulatory authorities outside the United States, or if we do not believe that the number of patients required by such regulatory authorities can be enrolled in a reasonable timeframe.
Our rezafungin Phase 3 clinical development program is a global program and, as such, our ability to timely enroll the ReSTORE and ReSPECT clinical trials may be affected by many different factors specific to those global localities, such as, delays in our receipt of approval to commence our Phase 3 clinical trials in a particular country from applicable regulatory authorities and ethics committees, timely completion of clinical trial site initiation within each country, delays in local importation and receipt of necessary clinical trial supplies, and our ongoing compliance with local regulations, which may change during the course of the clinical trial. In addition, the ReSTORE and ReSPECT clinical trials are heavily reliant on third-party contractors, including contractors that import clinical trial materials, and contract research organizations that conduct and monitor our clinical trials, and interact with regional or local regulators and ethics committees on our behalf. If we experience significant difficulties with any of our key contractors such that we determine it is in the best interests of the clinical trials to replace a key contractor, this could result in a significant delay in enrollment.
Additionally, timely enrollment in the ReSTORE and ReSPECT trials is reliant on global clinical trial sites which may be adversely affected by global health matters, such as pandemics. For example, clinical trial sites located in Asia, including China and South Korea, are an important part of our ReSTORE clinical trial and clinical trial sites located in Europe are an important part of both the ReSTORE and ReSPECT trials, and these regions are currently being afflicted by the COVID-19 coronavirus. Some factors from the COVID-19 coronavirus outbreak that we believe have adversely affected enrollment in our Phase 3 trials include:

•
the diversion of healthcare resources away from the conduct of clinical trial matters to focus on pandemic concerns, including the attention of infectious disease physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials,;

•	limitations on travel that interrupt key trial activities, such as clinical trial site initiations and monitoring;

•	interruption in global shipping affecting the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our trials; and

•	employee furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.
These and other factors arising from the COVID-19 coronavirus could worsen in countries that are already afflicted with the virus or could continue to spread to additional countries, each of which may further adversely impact our Phase 3 trials. The global outbreak of the COVID-19 coronavirus continues to evolve and the conduct of our Phase 3 trials may continue to be adversely affected, despite efforts to mitigate this impact.

CIDARA THERAPEUTICS, INC.

In addition, some of our competitors may have ongoing or new clinical trials for product candidates that would treat the same indications as rezafungin, or be used in the same patients and, therefore, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

•	eligibility criteria, including regional or local practices that place additional limitations on patient eligibility;

•	availability, safety and efficacy of approved medications or other investigational medications being studied clinically for the disease under investigation;

•	perceived risks and benefits of rezafungin;

•	efforts to facilitate timely enrollment in clinical trials;

•	reluctance of physicians to encourage patient participation in clinical trials;

•	the ability to monitor patients adequately during and after treatment;

•	the proximity and availability of clinical trial sites for prospective patients;

•	delays or failures in maintaining an adequate supply of quality drug product for use in clinical trials; and

•	changing treatment patterns that may reduce the burden of disease which rezfungin addresses.
Our inability to enroll a sufficient number of patients in a reasonable timeframe may require us to abandon the entire rezafungin Phase 3 clinical development program or terminate one of our Phase 3 clinical trials. Enrollment delays in ReSTORE or ReSPECT will result in increased development costs, which could cause the value of our company to decline and could limit our ability to obtain necessary additional financing.
If clinical trials for rezafungin or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A delay in starting or completing our clinical trials would materially impact our timelines and our ability to complete development of our product candidates in a timely manner or at all. For example, our ability to complete our rezafungin Phase 3 development program is dependent on our ability to secure adequate additional funding, and our ability to commence the ReSPECT Phase 3 clinical trial is also subject to the approval of the regulatory authorities.
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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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
We expect that any influenza product candidates developed through our Cloudbreak antiviral program will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including neurominidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak platform for the treatment of other invasive infections.  We are aware of a number of approved and investigational therapies in these areas.

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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
Through our Cloudbreak platform, we are developing AVCs for the treatment of viral infections. We have nominated the AVC CD377 as our lead Cloudbreak development candidate for influenza. It is structurally similar to previously announced development candidates. Our Cloudbreak platform may not be successful in identifying additional AVCs that could be developed as drug therapies. In addition, our Cloudbreak platform may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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

Risks Related to Our Financial Position and Need for Additional Capital
We need substantial additional funding to complete the development of rezafungin and to advance our Cloudbreak program.
In connection with the preparation of our financial statements for the period ended December 31, 2019, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance our Cloudbreak program is also dependent on our ability to obtain additional funding.
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

CIDARA THERAPEUTICS, INC.

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

•
the scope, progress, results and costs of drug discovery, preclinical development, manufacturing development, laboratory testing and clinical trials for our product candidates, for the Cloudbreak platform; and

•	the extent to which we acquire or in-license other product candidates and technologies.
Identifying potential development candidates and conducting preclinical studies, manufacturing development and clinical trials are time consuming, expensive and uncertain processes that take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales for any of our current or future product candidates. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all.
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. Since December 6, 2012 (inception) through December 31, 2019, our operations have been financed primarily by gross proceeds of approximately $309.1 million from equity and debt financings, grant funding and the Mundipharma Collaboration Agreement. As of December 31, 2019, we had cash, cash equivalents, and restricted cash of $60.3 million.
If we are unable to raise additional capital on attractive terms or at all, we may be forced to delay, reduce or eliminate our development programs, including our Cloudbreak program, be unable to continue the development of rezafungin, complete the ReSTORE and ReSPECT Phase 3 clinical trials and meet our development obligations under the Mundipharma collaboration and/or be forced to make reductions in spending, extend payment terms with suppliers, and/or liquidate or grant rights to assets where possible. Any of these actions could materially harm our business, results of operations and future prospects.
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
In September 2019, we issued $9.0 million of our common stock to Mundipharma in connection with entering into the Mundipharma Collaboration Agreement. In February 2020, we issued $30.0 million of our common stock and series X preferred stock upon the closing of a rights offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Munipharma, the sale of our common stock and Series X Preferred stock issued in our rights offering or the sale of common stock under our controlled equity offering sales agreement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
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

CIDARA THERAPEUTICS, INC.

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
If we are unable to raise additional funds through equity, debt or other financing structures, or through collaborations, strategic alliances or licensing arrangements with third parties, or through receiving government and/or charitable grants or contracts, we may be required to delay, reduce or terminate our rezafungin development program, including our ReSTORE and ReSPECT Phase 3 clinical trials, be unable to meet our development obligations under the Mundipharma collaboration, and be unable to continue advancing the Cloudbreak program or be forced to grant rights in the Cloudbreak program that we would otherwise prefer to retain for ourselves.
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
In connection with the audit of our 2019 financial statements, we received an unqualified auditor opinion with a going concern explanatory paragraph. Pacific Western may determine that the underlying circumstances resulting in the receipt of a going concern explanatory note in the auditor opinion for our 2019 financial statements either on their own, or together with contemporaneous events or circumstances, such as a failure to timely secure additional funding, constitute a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Loan Agreement.
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

CIDARA THERAPEUTICS, INC.

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
Since our inception, we have incurred significant operating losses. Our net losses were $41.1 million, $59.0 million and $55.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $259.8 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, our initial public offering of our common stock, or our IPO, our October 2016 term loan facility with Pacific Western Bank, or Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock, sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity offering sales agreement with Cantor Fitzgerald & Co., which has since been terminated, our May 2018 registered direct offering of common stock, the payments received in connection with the Mundipharma Collaboration, the sale of our common stock to Mundipharma AG, sales of our common stock during the fourth quarter of 2019 and first quarter of 2020 under our new controlled equity offering sales agreement with Cantor Fitzgerald & Co and sales of our common stock and series X preferred stock in connection with the closing of our rights offering in February 2020. We have devoted substantially all of our financial resources and efforts to research and development. We have completed the STRIVE Phase 2 clinical trial of rezafungin, and are currently conducting the ReSTORE Phase 3 clinical trial of rezafungin, Phase 1 and non-clinical studies of rezafungin, and preclinical studies of our AVCs, and we are planning to commence the ReSPECT Phase 3 clinical trial of rezafungin for prophylaxis. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

CIDARA THERAPEUTICS, INC.

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
The withdrawal of the United Kingdom, or the U.K., from the EU, commonly referred to as "Brexit," may adversely impact our ability to obtain regulatory approvals of our current or future products in the U.K or the EU, result in restrictions or imposition of taxes and duties for importing our products into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our products in the U.K. or the EU.
In January 2020, the U.K. and EU entered into a withdrawal agreement pursuant to which the U.K. formally withdrew from the EU on January 31, 2020. Following such withdrawal, the U.K. entered into a transition period scheduled to end on December 31, 2020, or the Transition Period. During the transition period, the U.K. will remain subject to EU law and maintain access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. There remains substantial uncertainty surrounding the ultimate impact of Brexit and any associated transition period.
The ultimate effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets, either during the Transition Period or more permanently. These outcomes could disrupt the markets we serve and the tax jurisdictions in which we operate and create uncertainty and challenges (particularly in the near term) with respect to trading relationships between our U.K. subsidiary and other EU nations. Remaining EU member countries may also seek to make it more difficult for us to trade effectively or competitively in those regions.
Since a significant proportion of the regulatory framework in the U.K. is derived from European Union directives and regulations, Brexit could materially change the regulatory regime applicable to our operations and those of our collaborators, including with respect to potential future marketing authorizations for our current and future products. Although during the Transition Period European Union rules will continue to apply, Brexit may lead to legal uncertainty and potentially divergent laws and regulations between the U.K. and the EU as the U.K. determines which EU laws to replicate or replace. We cannot predict whether or not the U.K. will significantly alter its current laws and regulations in respect of the pharmaceutical industry and, if so, what impact any such alteration would have on us or our business.
Further, there is considerable uncertainty resulting from a lack of precedent and the complexity of the U.K. and EU’s intertwined legal regimes as to how Brexit will impact the life sciences industry in Europe, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the U.K.’s relationship with the EU is governed post Brexit. For example, following Brexit, the U.K. will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the U.K., the potential process for which is currently unclear. Brexit may adversely affect and delay our ability to commercialize, market and sell our product candidates in the U.K. Brexit may also result in a reduction of funding to the EMA if the U.K. no longer makes financial contributions to European institutions, such as the EMA. If U.K. funding is so reduced, it could create delays in the EMA issuing regulatory approvals for our product candidates and, accordingly, have a material adverse effect on our business, financial condition, results or prospects.
Moreover, there is currently considerable uncertainty in relation to U.K. financial and banking markets in the U.K. following the Transition Period. Furthermore, the U.K. is likely to lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers and could make it more difficult for us and our collaborators to do business in the U.K. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and the U.S. dollar have already been affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results. In any event, we cannot predict to what extent these changes will impact our business or results of operations, or our or our collaborators’ ability to continue to conduct operations in Europe or our ability to build and maintain a commercial infrastructure in Europe.

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

Risks Related to Our Dependence on Third Parties
We are dependent on our collaboration partner to provide funding to continue the development of rezafungin, and for the commercialization of rezafungin outside of the United States and Japan. If the collaboration is not successful, we may not be able to complete the development of rezafungin or capitalize on the full market potential for rezafungin.
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
If our ability to generate revenue under the Mundipharma Collaboration is adversely impacted by these or any other risks, our right to receive additional payments from the Mundipharma Collaboration, including our share of the revenues generated by net sales of rezafungin, if approved, could be insufficient to allow us to complete the rezafungin development program including the ReSTORE and ReSPECT Phase 3 clinical trials, to achieve or maintain profitability or may result in rezafungin being less valuable to us than if we had not entered into the Collaboration.

CIDARA THERAPEUTICS, INC.

We may seek to selectively establish other collaborations and, if we are unable to establish them on commercially reasonable terms or at all, we may have to alter our research, clinical development and commercialization plans.
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
We also face significant competition for government grants and contracts for the Cloudbreak program, and there can be no assurances that such funding would be available to us if and when needed, or at all. For instance, government funding may be available only at certain phases of research and development, such as only after Phase 1 clinical trials have been completed. In order to advance the Cloudbreak Program, we will need to obtain significant funding to complete IND-enabling studies, manufacturing development and Phase 1 clinical trials. Government grants and contracts may not be available to fund our activities at this earlier phase of the research and development process.
We intend to continue to rely on third parties to conduct our clinical trials and to conduct some aspects of our research and preclinical testing and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.
We currently rely and expect to continue to rely on third parties, such as contract research organizations, contract manufacturers of clinical supplies, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and to conduct some aspects of our research and preclinical testing. Many of these third parties may terminate their engagements with us at any time. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If we need to enter into alternative arrangements, it would delay our product development activities.
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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

•
the federal transparency requirements under the Affordable Care Act, which require, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments to physicians, as defined by such law, and other transfers of value and physician ownership and investment interests; and

CIDARA THERAPEUTICS, INC.

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payors, including private insurers, some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

CIDARA THERAPEUTICS, INC.

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
For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act

CIDARA THERAPEUTICS, INC.

and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal and replace certain aspects of the Affordable Care Act and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Act includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans and also increased, effective January 1, 2019, the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. In 2018, CMS published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.
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
Further, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect through 2029 unless additional congressional action is taken. Additionally, in January 2013, the President signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the Trump administration released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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
Any changes in applicable laws and regulations could restrict our ability to obtain new contracts, which could limit our ability to conduct our business and materially adversely affect our results of operations.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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

CIDARA THERAPEUTICS, INC.

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 33,838,466 shares of common stock outstanding as of December 31, 2019. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the twelve months following the filing of this report. Significant additional capital will be needed to

CIDARA THERAPEUTICS, INC.

continue our operations as currently planned, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, new investors could gain rights, preferences and privileges senior to our existing stockholders and our existing stockholders may be materially diluted by such subsequent sales.
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

CIDARA THERAPEUTICS, INC.

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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of capital raising and other transactions that have occurred since our inception in 2012, we may or may not have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2019, we had U.S. net operating loss carryforwards of approximately $214.6 million, which begin to expire in 2033, which could be limited if we experience an “ownership change.”
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
Our operations are vulnerable to interruption by natural disasters, power loss, terrorist activity, public health crisis, pandemic diseases and other events beyond our control, the occurrence of which could materially harm our business.
Businesses located in California have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power and any future blackouts could disrupt our operations. We are also vulnerable to a major earthquake, wildfire, inclement weather and other natural and man-made disasters and public health crisis and pandemic diseases, such as coronavirus, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of any such natural disaster, public health crisis or pandemic diseases and do not have an applicable recovery plan in place. In addition, if any of our third-party contract manufacturers are affected by natural disasters, such as earthquakes, power shortages or outages, floods, wildfire, public health crises, such as pandemics and epidemics,

CIDARA THERAPEUTICS, INC.

terrorism or other events outside of our control, our business and operating results could suffer. For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China. At this point, the extent to which the coronavirus may impact our business and operating results is uncertain. We carry only limited business interruption insurance that would compensate us for actual losses from interruption of our business that may occur and any losses or damages incurred by us in excess of insured amounts could cause our business to materially suffer.

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
Holders of Record
As of February 25, 2020, there were approximately 15 holders of record for our common stock.
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
In addition, we are using our Cloudbreak® platform to develop Antiviral Fc-Conjugates, or AVCs, for the prevention and treatment of influenza and other viral infections.
Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the first-line treatment and prevention of serious, invasive fungal infections which are associated with high mortality rates.

CIDARA THERAPEUTICS, INC.

STRIVE Phase 2 clinical trial
In July 2019, we reported topline results from Part B of our global, randomized Phase 2 STRIVE clinical trial of rezafungin. We previously reported topline results from Part A of the STRIVE clinical trial in March 2018. References to our STRIVE clinical trial below include results from both Parts A and B collectively of the STRIVE clinical trial. STRIVE was an international, multicenter, double-blind clinical trial evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin compared to once-daily dosing of caspofungin in patients with candidemia and/or invasive candidiasis. In the STRIVE clinical trial, rezafungin met all of its objectives for efficacy, safety and tolerability in the treatment of patients with candidemia and/or invasive candidiasis.
Phase 3 clinical trials
Our Phase 3 clinical development plans for rezafungin are as follows:

•
Phase 3 ReSTORE Treatment Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. The ReSTORE clinical trial protocol is modeled after our Phase 2 STRIVE clinical trial. Rezafungin dosed 400 mg for the first week followed by 200 mg once weekly for up to four weeks in total, is being compared to caspofungin dosed daily with an optional step down to oral fluconazole, in a 1:1 randomization regime. The primary efficacy outcome for the FDA is all-cause mortality at day 30, and the primary efficacy outcome for the EMA is global response (clinical, radiological, and mycological response) at day 14. We expect this trial to enroll approximately 184 evaluable patients. We previously announced that we expect topline results from the ReSTORE trial in late-2020. We are closely monitoring a number of factors affecting our enrollment and clinical trial operations, including the effect of the COVID-19 coronavirus, and we are taking steps to mitigate this impact. Based on the current information available to us, we expect our topline data will be delayed into the first half of 2021. We expect that the results of the ReSTORE clinical trial, along with the results from the STRIVE clinical trial, will be sufficient to support the submission of marketing approval applications for rezafungin in this indication.

•
Phase 3 ReSPECT Prophylaxis (Prevention) Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin will be dosed at 400 mg for the first week followed by 200 mg once weekly doses out to 90 days, and compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for the FDA and EMA is fungal-free survival at day 90. We expect this trial to enroll approximately 462 patients. We expect to commence the ReSPECT clinical trial initially in Europe and/or Canada in the first quarter of 2020. Commencement of the ReSPECT clinical trial in the United States is contingent upon obtaining agreement with the FDA. We expect that the results of the ReSPECT clinical trial, along with the results from the ReSTORE clinical trial, will be sufficient to support the submission of marketing approval applications for rezafungin in this indication.

Cloudbreak Platform
We believe our Cloudbreak platform is a fundamentally new approach to prevent and treat life-threatening infectious disease that provides potent antimicrobial activity and immune system engagement in a single long-acting molecule. The Cloudbreak platform recognizes that infectious disease often results when a microbial pathogen is able to evade or overcome the host immune system. Our Cloudbreak candidates are designed to counter infection in two ways, by directly targeting and destroying invading pathogens and by focusing the immune system at the site of infection. We believe this is a potentially transformative approach, distinct from current therapies, monoclonal antibodies and vaccines. Our lead Cloudbreak candidates are Antiviral Fc-Conjugates (AVCs) for the prevention and treatment of influenza. The Cloudbreak platform has enabled us to expand the development of AVCs to target other life-threatening viruses.
We have generated preclinical, in vivo proof of concept data for our Cloudbreak influenza program. In July 2019 we began conducting studies in support of a future investigational new drug application on our lead development candidate, CD377 for influenza prevention and pandemic preparedness.
FINANCIAL OPERATIONS OVERVIEW
Revenues
To date, we have generated all of our revenues from our strategic partnership with Mundipharma.  In the future, we may generate revenue from a combination of license fees and other upfront payments, other funded research and development agreements, milestone payments, product sales, government and other third-party funding, and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of nonclinical, clinical, regulatory and commercialization milestones, the timing and

CIDARA THERAPEUTICS, INC.

amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized. If we are unable to fund our development costs, or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
Research and development expenses
To date, our research and development expenses have related primarily to nonclinical development of our rezafungin acetate and CD377 product candidates and our Cloudbreak platform, as well as clinical development of rezafungin and CD101 topical. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and nonclinical and clinical trial costs.  We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or activities within studies and other events.
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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory authorities;

•	the duration of patient follow-up;

•	the phase of development of the product candidate; and

•	the efficacy and safety profile of the product candidates.

CIDARA THERAPEUTICS, INC.

Research and development expenses by major program or category were as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Rezafugin	$27,100	$30,634	$24,394
CD101 topical	—	—	1,385
Cloudbreak platform	3,392	3,147	2,915
Personnel costs	13,559	12,378	11,022
Other research and development expenses	2,350	2,983	3,107
Total research and development expenses	$46,401	$49,142	$42,823
We typically deploy our employees, consultants and infrastructure resources across our programs. Thus, some of our research and development expenses are not attributable to an individual program but are included in other research and development expenses as shown above.
In addition, the probability of success for each product candidate will depend on numerous factors, including efficacy, competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.
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
Contingent forward purchase obligation
On May 21, 2018, we entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing are triggered by our announcement of topline data from our STRIVE Part B Phase 2 clinical trial of rezafungin. We determined that these closings are classified as liabilities and represent contingent forward purchase obligations. These liabilities are recorded at their estimated fair value initially and on a recurring basis. The liability was initially recorded at $4.3 million on May 21, 2018, and fair value adjustments resulting in a gain of $0.4 million and $3.9 million were recorded during the years ended December 31, 2019 and 2018, respectively.
On August 7, 2019, we notified the purchasers in the May 2018 registered direct offering that we had elected not to consummate the second closing of the offering. Accordingly, the obligations of the parties to the registered direct offering terminated and are of no further force or effect, and the second closing will not be held. As a result of this election, the optional third closing of the offering and the related concurrent private placement of warrants will not be held.

CIDARA THERAPEUTICS, INC.

Beneficial conversion feature
For the year ended December 31, 2018, we recognized the fair value of an embedded beneficial conversion feature of $10.3 million on the Series X Convertible Preferred Stock issued in connection with the financing transaction that closed on May 23, 2018.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, preclinical and clinical trial accruals and share-based compensation. Estimates are based on historical experience, information received from third parties and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:
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

CIDARA THERAPEUTICS, INC.

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
In December 2019, we completed an option exchange program, or the Option Exchange, which allowed eligible employees to exchange certain outstanding stock options, or Eligible Options, whether vested or unvested, with an exercise price greater than the greater of (i) $2.28 and (ii) the closing price of the Company's common stock on Wednesday, December 18, 2019.  These new options vest over one to three years, subject to the terms of the Option Exchange and expire seven years from the date of grant. We determined this Option Exchange was an option modification. The exchange of these stock options was treated as a modification for accounting purposes. The difference in the fair value of the canceled options immediately prior to the cancellation and the fair value of the modified options resulted in incremental value, of approximately $0.7 million, which was calculated using the Black-Scholes-Merton option pricing model. Total stock-based compensation expense to be recognized over the requisite service period is equal to the remaining unrecognized expense for the exchanged option, as of the exchange date, plus the incremental value of the modification to the award.
Restricted Stock Units
In 2017, 2018 and 2019, we granted Restricted Stock Units, or RSUs, and Performance-based RSUs, or PRSUs, to employees. We estimate the fair value of RSUs and PRSUs based on the closing price of the Company's common stock on the date of grant. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. For awards subject to performance-based vesting conditions, we assess the probability of achievement of the individual milestones under the stock-based awards and recognize stock-based compensation expense over the implicit service period commencing once we believe the performance criteria is probable of achievement.
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
In September 2019, we sold 4,781,408 shares of common stock to Mundipharma at a price per share of $1.884 (a 20% premium to the volume weighted average price of our common stock for the 10 trading days prior to September 3, 2019) for net proceeds of approximately $9.0 million.
In 2019, we sold shares of common stock under a controlled equity offering sales agreement with Cantor Fitzgerald & Co. During the year months ended December 31, 2019, we sold 2,095,887 shares for net proceeds of approximately $5.3 million, after deducting placement agent fees.

CIDARA THERAPEUTICS, INC.

RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2019 and 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018	Change
Collaboration revenue	$20,915	$—	$20,915
Research and development	46,401	49,142	(2,741)
General and administrative	16,238	14,143	2,095
Other income, net	632	4,269	(3,637)
Collaboration revenue
Collaboration revenue was $20.9 million for the year ended December 31, 2019. Our collaboration revenue is generated from our ongoing collaboration with Mundipharma, and generally consists of an upfront payment for the license to develop, register and commercialize the rezafungin outside of the United States and Japan and reimbursements for global development expenses.
Research and development expenses
Research and development expenses were $46.4 million for the year ended December 31, 2019 compared to $49.1 million for the year ended December 31, 2018. The decrease in research and development expenses is primarily due to lower clinical expenses associated with the rezafungin clinical trials.
General and administrative expenses
General and administrative expenses were $16.2 million for the year ended December 31, 2019 compared to $14.1 million for the year ended December 31, 2018. The increase in general and administrative expenses is primarily due higher legal and personnel costs.
Other income
Other income for the years ended December 31, 2019 and 2018 related primarily to changes in the fair value of the contingent forward purchase obligation as well as income generated from cash held in interest-bearing investments.
Comparison of the year ended December 31, 2018 and 2017
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year ended December 31,
	2018	2017	Change
Research and development	$49,142	$42,823	$6,319
General and administrative	14,143	12,898	1,245
Other income (expense), net	4,269	(7)	4,276

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
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have received $309.1 million in gross proceeds to fund our operations, primarily through private placements of convertible preferred stock, convertible notes, our initial public offering, our entry into a debt facility in October 2016 with Pacific Western Bank, our October 2016 public offering of common stock, our October 2017 private placement of common stock, sales of common stock under our controlled equity offering sales agreement, our May 2018 registered direct offering and our September 2019 Collaboration Agreement and Stock Purchase Agreement with Mundipharma.
As of December 31, 2019, we had $60.3 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year ended December 31,
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$(28,532)	$(56,705)	$(49,909)
Investing activities	(35)	14,301	4,471
Financing activities	14,273	56,153	20,884
Net increase (decrease) in cash and cash equivalents	$(14,294)	$13,749	$(24,554)
Operating activities
Net cash used in operating activities was $28.5 million for the year ended December 31, 2019 compared to $56.7 million and $49.9 million for the years ended December 31, 2018 and 2017, respectively. The decrease in net cash used in operating activities was attributable to a net loss of $41.1 million for the year ended December 31, 2019 compared to net losses of $59.0 million and $55.7 million for the years ended December 31, 2018 and 2017, respectively. The lower net loss for the year ended December 31, 2019 includes $20.9 million recognized under our Collaboration Agreement with Mundipharma. For all periods presented, the primary use of cash was to fund increased levels of research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our primary investing activities during the years ended December 31, 2018 and 2017 consisted of purchases and maturities of short-term investments. For the years ended December 31, 2018 and 2017 we purchased approximately $14.5 million and $19.5 million, respectively, of short-term investments and received proceeds of $29.0 million and $24.3 million, respectively, from the maturity of short-term investments.  Net cash used for the purchase of property and equipment was $0.2 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.
Financing activities
Net cash provided by financing activities was $14.3 million for the year ended December 31, 2019 compared to $56.2 million and $20.9 million for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2019, net proceeds from the sale of common stock was $14.3 million, which included $9.0 million from the sale of common stock to Mundipharma under the Mundipharma Collaboration Agreement and $5.3 million from sales made under our controlled equity offering sales agreement. During the year ended December 31, 2018, net proceeds

CIDARA THERAPEUTICS, INC.

from the sale of common stock, Series X Convertible Preferred Stock, and warrants were $55.9 million. During the year ended December 31, 2017, net proceeds from the sale of common stock was $20.7 million.
Operating Capital Requirements
We performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. Our ability to execute our operating plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We plan to continue to fund our losses from operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.
Off-Balance Sheet Arrangements
We have not entered into, nor do we currently have, any off-balance sheet arrangements (as defined under SEC rules).

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

CIDARA THERAPEUTICS, INC.

Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cidara Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cidara Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
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
San Diego, California
March 3, 2020

CIDARA THERAPEUTICS, INC.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$50,268	$74,562
Restricted cash	10,000	—
Accounts receivable, prepaid expenses and other current assets	5,546	2,567
Total current assets	65,814	77,129
Property and equipment, net	429	712
Operating lease right-of-use asset	1,632	—
Other assets	1,101	1,271
Total assets	$68,976	$79,112
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,887	$2,846
Accrued liabilities	4,068	3,883
Accrued compensation and benefits	3,658	2,824
Deferred revenue	9,803	—
Current portion of term loan	9,965	9,928
Current portion of lease liability	818	—
Contingent forward purchase obligation	—	411
Total current liabilities	30,199	19,892
Lease liability	942	—
Other long-term liabilities	—	81
Total liabilities	31,141	19,973
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2019 and December 31, 2018:	—	—
Series X Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2019 and 2018; 565,231 shares issued and outstanding at December 31, 2019; 445,231 shares issued and outstanding at December 31, 2018	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2019 and 2018; 33,838,466 shares issued and outstanding at December 31, 2019; 27,816,014 shares issued and outstanding at December 31, 2018	3	3
Additional paid-in capital	297,659	277,871
Accumulated deficit	(259,827)	(218,735)
Total stockholders' equity	37,835	59,139
Total liabilities and stockholders' equity	$68,976	$79,112
See accompanying notes.

CIDARA THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
(In thousands, except share and per share data)	2019	2018	2017
Revenues:
Collaboration revenue	$20,915	$—	$—
Total revenues	20,915	—	—
Operating expenses:
Research and development	46,401	49,142	42,823
General and administrative	16,238	14,143	12,898
Total operating expenses	62,639	63,285	55,721
Loss from operations	(41,724)	(63,285)	(55,721)
Other income (expense):
Change in fair value of contingent forward purchase obligation	411	3,851	—
Interest income (expense), net	221	629	(7)
Other expense	—	(211)	—
Total other income (expense)	632	4,269	(7)
Net loss	$(41,092)	$(59,016)	$(55,728)
Recognition of beneficial conversion feature	—	(10,329)	—
Net loss attributable to common shareholders	$(41,092)	$(69,345)	$(55,728)
Basic and diluted net loss per common share	$(1.41)	$(2.76)	$(3.18)
Shares used to compute basic and diluted net loss per common share	29,093,174	25,142,976	17,500,853

Net loss	$(41,092)	$(59,016)	$(55,728)
Unrealized gain (loss) on short-term investments	—	8	(7)
Comprehensive loss	$(41,092)	$(59,008)	$(55,735)
See accompanying notes.

CIDARA THERAPEUTICS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2016	—	$—	16,771,314	$2	$181,840	$(93,662)	$(1)	$88,179
Sale of common stock, net of issuance costs	—	—	3,600,178	—	20,771	—	—	20,771
Stock-based compensation	—	—	—	—	5,696	—	—	5,696
Vesting of restricted shares	—	—	19,055	—	44	—	—	44
Issuance of common stock for exercise of stock options	—	—	38,332	—	228	—	—	228
Issuance of common stock for restricted share units vested	—	—	2,500	—	18	—	—	18
Issuance of common stock under Employee Stock Purchase Plan	—	—	94,309	—	543	—	—	543
Unrealized gain on marketable securities	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	(55,728)	—	(55,728)
Balance, December 31, 2017	—	—	20,525,688	2	209,140	(149,390)	(8)	59,744
Registered Direct Offering, net of offering costs	445,231	—	6,185,987	1	45,457	—	—	45,458
Beneficial conversion feature of Series X Convertible Preferred Stock	—	—	—	—	10,329	(10,329)	—	—
Public offering of common stock, net of issuance costs	—	—	847,937	—	6,440	—	—	6,440
Stock-based compensation	—	—	—	—	5,710	—	—	5,710
Vesting of restricted shares	—	—	9,305	—	21	—	—	21
Issuance of common stock for exercise of stock options	—	—	89,031	—	204	—	—	204
Issuance of common stock under Employee Stock Purchase Plan	—	—	158,066	—	570	—	—	570
Unrealized loss on marketable securities	—	—	—	—	—	—	8	8
Net loss	—	—	—	—	—	(59,016)	—	(59,016)
Balance, December 31, 2018	445,231	—	27,816,014	3	277,871	(218,735)	—	59,139
Issuance of stock pursuant to Stock Purchase Agreement	—	—	4,781,408	—	9,008	—	—	9,008
Public offering of common stock, net of issuance costs	—	—	2,095,887	—	5,289	—	—	5,289
Issuance of Series X Convertible Preferred Stock in exchange for common stock	120,000	—	(1,200,000)	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	242,501	—	411	—	—	411
Stock-based compensation	—	—	—	—	5,073	—	—	5,073
Issuance of common stock for exercise of options	—	—	2,952	—	7	—	—	7
Issuance of common stock for restricted share units vested	—	—	99,704	—	—	—	—	—
Net loss	—	—	—	—	—	(41,092)	—	(41,092)
Balance, December 31, 2019	565,231	$—	33,838,466	$3	$297,659	$(259,827)	$—	$37,835
See accompanying notes.

CIDARA THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(In thousands)	2019	2018	2017
Operating activities:
Net loss	$(41,092)	$(59,016)	$(55,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	328	523	667
Stock-based compensation	5,073	5,710	5,714
Non-cash interest expense	28	43	61
Amortization of discount or premium on short-term investments	—	31	(33)
Amortization of debt issue costs	8	13	18
Operating lease right-of-use assets and liabilities, net	47	—	—
Deferred rent	—	30	(29)
Change in fair value of contingent forward purchase obligations	(411)	(3,851)	—
Contingent forward purchase obligation offering costs	—	211	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,946)	(211)	(1,481)
Deferred revenue	9,803	—	—
Accounts payable and accrued liabilities	(784)	(59)	642
Accrued compensation and benefits	1,244	822	453
Other assets	170	(951)	(193)
Net cash used in operating activities	(28,532)	(56,705)	(49,909)
Investing activities:
Purchases of short-term investments	—	(14,548)	(19,523)
Maturities of short-term investments	—	29,026	24,300
Purchases of property and equipment	(35)	(177)	(306)
Net cash (used in) provided by investing activities	(35)	14,301	4,471
Financing activities:
Proceeds from Registered Direct Offering, net of offering costs	—	49,509	—
Proceeds from issuance of common stock pursuant to Stock Purchase Agreement	9,008	—	—
Proceeds from issuance of common stock, net of offering costs	5,289	6,440	20,735
Proceeds from exercise of stock options	7	204	228
Deferred public offering costs	(31)	—	—
Repurchase of unvested restricted stock	—	—	(79)
Net cash provided by financing activities	14,273	56,153	20,884
Net increase (decrease) in cash, cash equivalents, and restricted cash	(14,294)	13,749	(24,554)
Cash, cash equivalents, and restricted cash at beginning of year	74,562	60,813	85,367
Cash, cash equivalents, and restricted cash at end of year	$60,268	$74,562	$60,813
Supplemental disclosure of cash flows:
Interest paid	$616	$582	$511
Non-cash investing activity:
Property and equipment acquired but not yet paid	$10	$14	$30
Non-cash financing activities:
Vesting of early exercised stock options	$—	$21	$44
Purchase of shares pursuant to Employee Stock Purchase Plan	$411	$570	$543
Receivable for issuance of common stock, net of offering costs	$—	$—	$36
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
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At December 31, 2019, the Company had an accumulated deficit of $259.8 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At December 31, 2019, the Company had cash, cash equivalents and restricted cash of $60.3 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s consolidated financial statements relate to estimating the fair value of the Company’s stock options, estimated collaboration expenses and incurred expenses related to the Mundipharma Collaboration Agreement, the fair value of the Company's contingent forward purchase obligations, and certain accruals, including those related to nonclinical and clinical activities. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

CIDARA THERAPEUTICS, INC.

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
Cash, Cash Equivalents, and Restricted Cash
The Company considers all short-term investments purchased with a maturity of three months or less when acquired to be cash equivalents.
Restricted cash represents cash that the Company is required to maintain on hand in order to maintain compliance with an operating covenant in the Third Amendment to the Company's Loan Agreement with Pacific Western Bank. See Note 5 for more information.
Property and Equipment
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
Income Taxes
The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740, in reporting deferred income taxes. The ASC 740 requires a company to recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Revenue Recognition
The Company recognizes revenue is accordance with ASC Topic 606, Revenue from Contracts with Customers, which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

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
See Note 8 - Significant Agreements and Contracts for more information.
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
Preclinical and Clinical Trial Accruals
The Company makes estimates of its accrued expenses as of each balance sheet date in the financial statements based on the facts and circumstances known at that time. Accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by contract research organizations, or CROs, clinical trial investigational sites and other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from these service providers. However, the Company may be required to estimate these services based on other available information. If the Company underestimates or overestimates the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in accruals.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2019	2018
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred stock	5,652,310	4,452,310
Common stock options, RSUs and PRSUs issued and outstanding	5,360,563	4,392,671
Total	23,530,201	21,362,309
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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, contingent forward purchase obligations, and long-term debt. Fair value estimates of these instruments are made at each reporting period end based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of short-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The fair value of contingent forward purchase obligations is based on a probability-weighted valuation approach (See Note 3). The Company believes that the fair value of long-term debt approximates its carrying value.
Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes," which eliminates certain exceptions within ASC 740, Income Taxes, and clarifies other aspects of the current guidance to promote consistency among reporting entities. The updated guidance is effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The Company does not expect the standard to have a material impact on its financial statements upon adoption.
In August 2018, the FASB issued ASU 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement," which modifies certain disclosure requirements on fair value measurements. The updated guidance is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company does not expect the standard to have a material impact on its financial statements upon adoption.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The updated guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.
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
As discussed in Note 6, on May 21, 2018, the Company entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing, which are

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

triggered by the Company's announcement of topline data of Part B of its STRIVE Phase 2 clinical trial of rezafungin, contain features for subsequent closings that are not solely within the control of the Company and that embody an obligation that the Company must settle by issuing a variable number of shares when the obligation is based predominantly on having a fixed value at inception. In accordance with ASC 480, "Distinguishing Liabilities from Equity," the Company determined that these closings are classified as liabilities and represent contingent forward purchase obligations. These liabilities are required to be recorded at their estimated fair value initially and on a recurring basis. The contingent forward purchase obligations are classified within Level 3 of the fair value hierarchy as the Company is using a probability-weighted valuation approach, utilizing significant unobservable inputs including the probability and estimated timing of achieving positive or negative results associated with Part B of the STRIVE Phase 2 clinical trial and estimated discount rates related to the risk of achievement of the expected equity issuances. The liability was initially recorded at $4.3 million on May 21, 2018. Fair value adjustments resulting in a gains of $0.4 million and $3.9 million were recorded during the years ended December 31, 2019 and 2018, respectively. The contingent forward purchase obligation had no value as of December 31, 2019 and was valued at $0.4 million as of ended December 31, 2018.
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
December 31, 2019
Assets:
Cash and money market accounts	$50,268	$50,268	$—	$—
Restricted cash and money market accounts	10,000	10,000	—	—
	$60,268	$60,268	$—	$—

December 31, 2018
Assets:
Cash and money market accounts	$74,562	$74,562	$—	$—
Total assets at fair value	$74,562	$74,562	$—	$—

Liabilities:
Contingent forward purchase obligations	$411	$—	$—	$411
Total liabilities at fair value	$411	$—	$—	$411
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$2,104	$2,114
Leasehold improvements	425	425
Computer hardware and software	481	455
Office equipment	119	119
Furniture and fixtures	142	142
	3,271	3,255
Less accumulated depreciation and amortization	(2,842)	(2,543)
Total	$429	$712
Depreciation and amortization of property and equipment of $0.3 million, $0.5 million and $0.7 million were recorded for the years ended December 31, 2019, 2018 and 2017 respectively.
5. DEBT
On October 3, 2016, the Company entered into a loan and security agreement, (the "Loan Agreement"), with Pacific Western Bank, as the collateral agent and a lender (the "Lender"), pursuant to which the Lender agreed to lend to the

CIDARA THERAPEUTICS, INC.

Company up to $20.0 million in a series of term loans. Contemporaneously, the Company borrowed $10.0 million from the Lender (the "Term A Loan"). Under the terms of the Loan Agreement, because the Company achieved positive clinical results from the STRIVE Phase 2 clinical trial of rezafungin by March 31, 2018 (the "Milestone"), the Company had the option to borrow, at its sole discretion, until; October 3, 2018, from the Lender up to an additional $10.0 million (the "Term B Loan,"). The Company did not borrow any funds available under the Term B Loan before the draw period ended.
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
On June 13, 2018, the Company and the Lender entered into a First Amendment to the Loan Agreement, which reset the Milestone to require the Company to achieve positive data from Part B of the STRIVE Phase 2 clinical trial of rezafungin on or prior to July 31, 2019.
On July 27, 2018, the Company and the Lender entered into a Second Amendment to the Loan Agreement, which amended, among other things, the interest-only period, the date of maturity (the "Maturity Date") and the interest rate.  The interest-only period will be followed by equal monthly payments of principal and interest. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 0.75%. At December 31, 2019, the Term Loans bear interest at 5.50%.
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
On November 5, 2019, the Company and the Lender entered into a Third Amendment to the Loan Agreement, which reset the operating covenant to require the Company to maintain cash equal to or greater than the Company's outstanding indebtedness to the Lender, which is equivalent to a compensating balance and results in a restricted cash balance of $10.0 million as of December 31, 2019. The amendment also extended the interest-only period through April 3, 2020 and the maturity date through July 3, 2022.
The Company evaluated the First, Second and Third Amendments to evaluate whether the amendments represented modifications or extinguishment of debt. The Company determined that the amendments did not represent a substantial change from the original Loan Agreement and accounted for the amendments as debt modifications. Costs previously deferred under the original terms of the Loan Agreement are amortized into interest expense over the new term of the Third Amendment.
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, the Lender has the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable. The principal payments due under the Loan Agreement have been classified as a current liability at December 31, 2019 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-K.

CIDARA THERAPEUTICS, INC.

As of December 31, 2019, future principal payments due under the Third Amendment of the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2020	$2,963
December 31, 2021	4,444
December 31, 2022	2,593
Total future principal payments due under the Term A Loan	$10,000
The fair value of the warrants to purchase common stock issued in connection with Term Loan A was estimated on the date of issuance using the Black-Scholes valuation model and recorded to additional paid-in capital. The fair value of the warrants on the date of issuance as well as the debt issue costs incurred in connection with the entry into the Loan Agreement are presented as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet and are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $36,000, $56,000 and $78,000 for the years ended December 31, 2019, 2018 and 2017, respectively, for the amortization of the fair value of the warrants and debt issue costs.
6. STOCKHOLDERS’ EQUITY
Mundipharma Stock Purchase Agreement— On September 3, 2019, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mundipharma AG (the “Purchaser”), a related party, pursuant to which the Company issued to the Purchaser 4,781,408 shares of its common stock (the “Shares”) in a private placement at a price per share of $1.884 (a 20% premium to the volume weighted average price of the Company’s common stock for the 10 trading days prior to September 3, 2019) for an aggregate purchase price of approximately $9.0 million.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

The second closing of the registered direct offering was contingent on the Company's announcement of topline data from Part B of its STRIVE global randomized Phase 2 clinical trial of rezafungin provided that the Company would not be obligated to complete the second closing if the purchase price was less than $4.70 per share, and the third closing of the registered direct offering was to occur after the second closing, but at the Company's option. On July 29, 2019, the Company announced positive data from Part B of its STRIVE clinical trial. Because the volume weighted average price of the Company's common stock for the five trading days following the public release of topline data from Part B of the STRIVE clinical trial of rezafungin was below $6.81, the resulting purchase price for the second and third closings of the May 2018 registered direct offering would have been less than $4.70 per share. Accordingly, the Company was unable to complete the second and third closings without first obtaining the approval of its stockholders.
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
Preferred Stock— Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at December 31, 2019.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share.
On March 22, 2019, the Company entered into an Exchange Agreement with Biotechnology Value Fund, L.P., and certain of its affiliated entities (collectively, “BVF”), pursuant to which BVF, without monetary consideration, agreed to exchange an aggregate of 1,200,000 shares of the Company’s common stock for an aggregate of 120,000 shares of the Company’s Series X Convertible Preferred Stock. As of December 31, 2019, 565,231 shares of Series X Convertible Preferred Stock were issued and outstanding.
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
Common Stock—The Company had 200,000,000 shares of common stock authorized as of December 31, 2019. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
In October 2017 the Company closed a private placement transaction pursuant to which an aggregate of 3,360,000 shares of common stock were sold at a price of $6.00 per share. The Company received net proceeds of approximately $18.9 million after deducting placement agent fees and offering expenses.
In November 2017 the Company began to sell shares of common stock under a controlled equity offering sales agreement with Cantor Fitzgerald & Co. During the years ended December 31, 2018 and December 31, 2017, the Company sold 847,937 and 240,178 shares of common stock for net proceeds of approximately $6.4 million and $1.8 million, respectively, after deducting placement agent fees.
On May 21, 2018, the Company entered into a subscription agreement with certain investors providing for the purchase and sale, in a registered direct offering, of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. On May 23, 2018, the Company completed the first closing, which included 6,185,987 shares of common stock at an offering price of $4.70 per share.
On September 3, 2019, the Company entered into the Purchase Agreement with Mundipharma, pursuant to which the Company issued to Mundipharma 4,781,408 shares of its common stock (in a private placement at a price per share of $1.884 (a 20% premium to the volume weighted average price of the Company’s common stock for the 10 trading days prior to September 3, 2019) for an aggregate purchase price of approximately $9.0 million.
In September 2019, the Company began to sell shares of common stock under a controlled equity offering sales agreement with Cantor Fitzgerald & Co. During the year ended December 31, 2019, the company sold 2,095,887 shares for net proceeds of approximately $5.3 million after deducting placement agent fees.
Common Stock Warrants
As of December 31, 2019 and 2018, warrants to purchase 12,517,328 shares of the Company's common stock were outstanding with a weighted average exercise price of $6.82 per share.
The warrants had no intrinsic value at December 31, 2019 and 2018. The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	Years ended December 31,
	2019	2018
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred stock	5,652,310	4,452,310
Stock options, RSUs and PRSUs issued and outstanding	5,360,563	4,392,671
Authorized for future stock awards	559,898	669,873
Awards available under the ESPP	463,741	706,242
Total	24,553,840	22,738,424

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

7. EQUITY INCENTIVE PLANS
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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period.  An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation.  During the year ended December 31, 2019, 242,501 shares were issued pursuant to the ESPP.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the year ended December 31, 2019:

Number of RSUs and PRSUs
Outstanding at December 31, 2018	260,000
RSUs and PRSUs granted	259,520
RSUs and PRSUs vested	(97,204)
RSUs and PRSUs canceled	(38,431)
Outstanding at December 31, 2019	383,885
For the year ended December 31, 2019, stock-based compensation expense related to RSUs and PRSUs was approximately $0.6 million. At December 31, 2019, estimated unrecognized compensation expense related to RSUs and PRSUs granted to employees was approximately $1.3 million.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

2019 Option Exchange
On November 20, 2019, the Company commenced an option exchange program pursuant to which it offered to certain employees the option to exchange some or all of their outstanding stock options, whether vested or unvested, for new stock options (the "Option Exchange"). Stock options were eligible for exchange ("Eligible Options") if they had an exercise price greater than greater of (i) $2.28 and (ii) the closing price of the Company's common stock on Wednesday, December 18, 2019 (the "Exchange Date"). An exchange ratio of 1 for 1 was applied to options held by eligible employees who were not executive officers for purposes of Section 16 of the Exchange Act as designated by the Board (a "Section 16 Officer") and an exchange ratio of 1.5 for 1 applied to options held by Section 16 officers.
The Option Exchange closed on December 18, 2019. Eligible Options to purchase an aggregate of 1,656,379 shares of the Company's common stock, representing 60.4% of the total shares underlying the Eligible Options were exchanged for new options to purchase 1,529,814 of the Company's common stock at $2.45 per share, the closing price of the Company's common stock on the Exchange Date. All surrendered options were canceled effective as of the closing of the Option Exchange. These new options were granted pursuant to the 2015 EIP and vest over one to three years, subject to the terms of the Option Exchange and expire seven years from the date of grant. The Company determined this option exchange was an option modification. The difference in the fair value of the canceled options immediately prior to the cancellation and the fair value of the modified options resulted in incremental value, of approximately $0.7 million, which was calculated using the Black-Scholes option pricing model. The incremental value of the modified award will be recognized over the requisite service period of the exchanged option.
Stock Options
The following table summarizes stock option activity during the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	4,132,671	$6.58	7.41	$25
Options granted	2,698,964	2.50
Options exercised	(2,952)	2.29
Options canceled	(1,852,005)	6.58
Outstanding at December 31, 2019	4,976,678	$4.37	7.27	$3,880
Vested and expected to vest at December 31, 2019	4,976,678	$4.37	7.27	$3,880
Exercisable at December 31, 2019	2,339,718	$6.16	6.67	$866
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
The following table summarizes the Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted to employees under our equity incentive plans and the shares purchasable under our 2015 ESPP during the periods presented:

	For the years ended December 31,
	2019	2018
2015 EIP
Risk-free interest rate	1.42% - 2.57%	2.55% - 3.06%
Expected dividend yield	0%	0%
Expected volatility	80% - 82%	83%
Expected term (years)	5.27 - 6.08	5.50 - 6.08
2015 ESPP
Risk-free interest rate	1.55% - 2.42%	2.14% - 2.81%
Expected dividend yield	0%	0%
Expected volatility	67% - 82%	77% - 92%
Expected term (years)	0.50 - 2.00	0.50 - 2.00

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2019	2018
Research and development	$2,502	$2,676
General and administrative	2,571	3,034
Total	$5,073	$5,710
The weighted-average grant date fair value of stock options granted to employees during the year ended December 31, 2019 was $1.78 per share. As of December 31, 2019, total unrecognized share-based compensation expense related to unvested stock options was approximately $4.5 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.84 years.
As of December 31, 2019, total unrecognized compensation expense related to the Company’s ESPP was approximately $0.4 million.  This unrecognized compensation cost is expected to be recognized over approximately 0.5 years.

8. SIGNIFICANT AGREEMENTS AND CONTRACTS
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

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
The total potential transaction value is $568 million, including an equity investment (see Note 6), an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. The Company is also eligible for double-digit royalties in the teens on tiers of annual net sales.
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
Revenue Recognition
The Company determined the transaction price is equal to the up-front fee of $30.0 million plus the research and development funding of $31.2 million. The price paid for the common stock was determined to be at fair market value after applying a lack of marketability discount as Mundipharma received restricted shares. Therefore, no additional premium or discount was allocated to the transaction price of the Agreement for the share issuance. The total transaction price of $61.2 million was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Agreement, as well as the amount of revenue allocated to each distinct significant performance obligation, is as follows:
Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Mundipharma during in September 2019, therefore the Company recognized the full revenue related to this performance obligation in the amount of $17.9 million during the quarter ended September 30, 2019 as license revenue in its condensed consolidated statements of operations and comprehensive income.
Research and Development Services. The Company and Mundipharma share equally in the costs of ongoing rezafungin clinical development in the Licensed Territory up to the specified cap. The Company records these cost-sharing payments due from Mundipharma as collaboration revenue. The Company concluded that progress towards completion of the performance obligation related to the research and development services is best measured in an amount proportional to the research and development expenses incurred and the total estimated research and development expenses. The Company recognized $2.7 million for this performance obligation for the year ended December 31, 2019.
Clinical Supply Services.  The Company's initial obligation to supply rezafungin for ongoing clinical development in the Licensed Territory represents a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services is best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services. The Company recognized $0.4 million for this performance obligation for the year ended December 31, 2019.
Milestone Payments. The Company determined that as of December 31, 2019, all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. No revenue related to milestones was recognized during the year ended December 31, 2019.
Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the year ended December 31, 2019.
The following table presents a summary of the activity in the Company's contract liabilities (recorded as deferred revenue on the balance sheet) during the year ended December 31, 2019 (in thousands):

Opening balance, January 1, 2019	$—
Payments received	30,718
Revenue from performance obligations satisfied during reporting period	(20,915)
Closing balance, December 31, 2019	$9,803
The closing balance as of December 31, 2019 is classified as a current liability since the rights to consideration is expected to be satisfied within one year.
The following table presents our contract revenues disaggregated by timing of revenue recognition and excludes royalty revenue (in thousands):

	Year Ended December 31, 2019
	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
License of Intellectual Property	$17,861	$—
Research and Development Services	—	2,670
Clinical Supply Services	—	384
Total revenue from Mundipharma Collaboration Agreement	$17,861	$3,054
The Company has received cost reimbursement payments of $0.7 million from Mundipharma during the year ended December 31, 2019.
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
Under the Subaward Agreement, the Company is reimbursed for direct costs incurred plus allowable indirect costs which consist of fringe benefits and allowable general and administrative expenses. For the year ended December 31, 2019, the Company did not recognize any reductions to research and development expenses for costs eligible for reimbursement under the Subaward Agreement. As of December 31, 2019, there were no billed or unbilled accounts receivable related to reimbursable expenses under the Subaward Agreement.
The Subaward Agreement can be terminated upon the delivery of 30 days written notice to the Company for default or convenience. Upon receipt of a notice of termination, the Company must discontinue contract activities and CARB-X must pay the Company a final settlement based on eligible expenses incurred under the Subaward Agreement.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

Based on preclinical studies of CD201 as well as preclinical studies of antibody-drug conjugates (ADCs) from the Cloudbreak program, the Company decided in February 2018 to cease development of CD201 to focus on the more promising AVCs. The Company is no longer seeking funding under the Subaward Agreement relating to CD201.
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
The following table provides a reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes (in thousands):

	Years Ended December 31,
	2019	2018	2017
Federal income taxes at 21% for 2019 and 2018 and 34% for 2017	$(8,629)	$(12,393)	$(18,947)
State income tax, net of federal benefit	(1,899)	—	—
Tax effect on nondeductible expenses	561	(278)	3,389
Research credits	(4,141)	(4,737)	(8,125)
Rate change	(664)	—	—
Change in valuation allowance	13,692	16,421	5,133
Reserve for uncertain tax positions	1,035	1,184	1,451
Tax Cuts and Jobs Act	—	—	17,334
Other	45	(197)	(235)
Income tax expense	$—	$—	$—
Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Net operating losses	$47,468	$38,268
Research credits	17,113	14,007
Intangibles	270	241
Stock compensation	2,916	1,940
Lease liability	458	—
Other	895	548
Total deferred tax assets	69,120	55,004
Less valuation allowance	(68,695)	(55,004)
Deferred tax assets, net of valuation allowance	425	—
Deferred tax liabilities:
Right-of-use assets	(425)	—
Total deferred tax liabilities	(425)	—
Net deferred tax assets	$—	$—
At December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $214.6 million and $214.0 million, respectively. The federal and state loss carryforwards begin to expire in 2033 and 2029, respectively, unless previously utilized. The Company also has federal research and development and orphan drug credit carryforwards totaling $20.5 million and state research and development credit carryforwards totaling $3.1 million. The federal research and development credit and orphan drug credit carryforwards begin to expire in 2033, unless previously utilized. The state research and development credit carryforwards begin to expire in 2029, with the exception of $3.1 million which have no expiration date.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence, including a history of operating losses, management has determined that it is more likely than not that the net deferred tax assets will not be realized. A

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

valuation allowance of $68.7 million and $55.0 million as of December 31, 2019 and 2018, respectively, has been established to offset the net deferred tax assets as realization of such assets is uncertain.
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
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. At December 31, 2017, the Company made a reasonable estimate of the effects on their existing deferred tax balances. At December 31, 2017 the Company recognized a provisional amount of $17.3 million which was included as a component of income tax expense from continuing operations offset with valuation allowances. As of December 31, 2018, the Company has completed its assessment of the impact of the Tax Cuts and Jobs Act with no additional impact recorded in the current year.
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized.  At December 31, 2019 and 2018, the unrecognized tax benefits recorded were approximately $22.6 million and $16.5 million, respectively.  Approximately $18.4 million of the unrecognized tax benefits would reduce the Company's annual effective tax rates, if recognized, subject to the valuation allowances.  The Company does not anticipate a significant change in the unrecognized tax benefits within the next 12 months.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2019, 2018 and 2017 is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance as of the beginning of the year	$16,524	$10,756	$4,642
Increases related to current year tax positions	1,074	1,224	2,149
Increases related to prior year tax positions	4,960	4,544	3,965
Balance as of the end of the year	$22,558	$16,524	$10,756
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the United States and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years from inception in 2013 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized interest or penalties since inception.
10. COMMITMENTS AND CONTINGENCIES
Litigation—From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company at December 31, 2019 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
Lease Obligations—The Company adopted ASU 2016-02, "Leases," on January 1, 2019, which resulted in the recognition of operating leases on the balance sheet. See Note 2 for more information on the adoption of the ASU. The Company determines if a contract contains a lease at inception and recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As the Company's leases do not provide an implicit rate, management develops incremental borrowing rates based on the information available at the commencement date in determining the present value of future payments. Lease agreements that have lease and non-lease components are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.
The Company's single lease upon adoption is for laboratory and office space in San Diego, California and was entered into in June 2014. Amendments for additional space were entered into in February 2015, March 2015 and August 2015.  On June 29, 2018 the Company entered into a Fourth Amendment to its lease which extended the term of the lease by an additional 36 months and increases base rent to $70,000 per month effective January 1, 2019. The Company

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

was also granted an option, exercisable prior to September 30, 2019, to expand its leased premises on the same terms as the current lease, subject to compliance with specified conditions. The Company did not exercise this option prior to expiration.
The lease expires in December 2021 with options for two individual two-year extensions. As of January 1, 2019, the Company was not reasonably certain that it would exercise the extension option, and therefore did not include this option in the determination of the total lease term for accounting purposes. The lease is subject to charges for common area maintenance and other costs, and base rent is subject to 3% annual increases every January. The adjusted incremental borrowing rate used in measuring the Company's lease liability was 10.8%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company's operating lease as of December 31, 2019 (in thousands):

2020	$969
2021	998
Total undiscounted operating lease payments	1,967
Less: Imputed interest	(207)
Present value of lease payments	$1,760
The balance sheet classification of the Company's operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$1,632

Current lease liability	$818
Lease liability	942
Total operating lease liability	$1,760
Rent expense was $1.0 million, $0.8 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017 respectively.
Contractual Obligations—The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on or within 30 days of notice.
11. SUBSEQUENT EVENTS
On January 22, 2020, the Company initiated a rights offering to raise $30.0 million through the distribution of subscription rights to holders of its common stock, Series X Preferred stock, and participating warrants (the "Rights Offering"). On February 12, 2020, the Company sold 6,639,307 shares of common stock and 531,288 shares of Series X Preferred stock under the Rights offering for aggregate gross proceeds of $30.0 million.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Revenues	$—	$—	$19,100	$1,815
Operating expenses	16,404	14,268	16,072	15,895
Other income (expense)	(157)	721	11	57
Net income (loss) attributable to common shareholders	(16,561)	(13,547)	2,595	(14,023)
Basic earnings (loss) per share	$(0.60)	$(0.49)	$0.08	$(0.42)
Diluted earnings (loss) per share	$(0.60)	$(0.49)	$0.08	$(0.42)
Shares used to compute basic earnings (loss) per share	27,729,977	27,786,808	33,006,280	33,272,964
Shares used to compute diluted earnings (loss) per share	27,729,977	27,786,808	38,687,937	33,272,964
2018
Operating expenses	$16,810	$15,152	$14,725	$16,598
Other income (expense)	61	(1,154)	1,106	4,256
Net loss attributable to common shareholders	(16,749)	(26,635)	(13,619)	(12,342)
Basic and diluted net loss per share	$(0.80)	$(1.13)	$(0.49)	$(0.44)
Shares used to compute basic and diluted net loss per share	20,894,353	23,592,763	27,705,472	27,780,212

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
As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2020 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2019, and is incorporated herein by reference.
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

CIDARA THERAPEUTICS, INC.

Item 16. Form 10-K Summary.
None.
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

4.2	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 3, 2016).
4.3	Form of Common Stock Purchase Warrant for First Private Placement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on May 21, 2018)
4.4	Description of the Registrant's Securities
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

10.5+	Non-Employee Director Compensation Policy, as amended.
10.6+
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

10.17
Fourth Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 3, 2018).

10.18
Second Amendment to Loan and Security Agreement, by and between the Registrant and Pacific Western Bank, dated July 27, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 31, 2018).

10.19
Collaboration and License Agreement, dated September 3, 2019, by and between the Registrant and Mundipharma Medical Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed November 8, 2019).

10.20
Stock Purchase Agreement, dated September 3, 2019, by and between the Registrant and Mundipharma Medical Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed November 8, 2019).

21.1	List of subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: March 3, 2020	By:	/s/ Jeffrey Stein, Ph.D.
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

Name	Title	Date

/s/ Jeffrey Stein, Ph.D.	President and Chief Executive Officer	March 3, 2020
Jeffrey Stein, Ph.D.	(Principal Executive Officer)

/s/ James Levine	Chief Financial Officer	March 3, 2020
James Levine	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel D. Burgess	Chairman of the Board of Directors	March 3, 2020
Daniel D. Burgess

/s/ Timothy R. Franson, M.D.	Member of the Board of Directors	March 3, 2020
Timothy R. Franson, M.D.

/s/ David Gollaher, Ph.D.	Member of the Board of Directors	March 3, 2020
David Gollaher

/s/ Chrysa Mineo	Member of the Board of Directors	March 3, 2020
Chrysa Mineo

/s/ Theodore R. Schroeder	Member of the Board of Directors	March 3, 2020
Theodore R. Schroeder