Form 10-Q
period 2020-03-31
Cidara Therapeutics, Inc.
filed 2020-05-13
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒
As of April 30, 2020, the registrant had 40,746,530 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited)	5
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2020 and 2019 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION	29
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3. Defaults Upon Senior Securities	63
Item 4. Mine Safety Disclosure	63
Item 5. Other Information	63
Item 6. Exhibits	64
SIGNATURES	65

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,314	$50,268
Restricted cash	10,000	10,000
Accounts receivable, prepaid expenses and other current assets	6,307	5,546
Total current assets	80,621	65,814
Property and equipment, net	394	429
Operating lease right-of-use asset	1,447	1,632
Other assets	1,635	1,101
Total assets	$84,097	$68,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,560	$1,887
Accrued liabilities	3,741	4,068
Accrued compensation and benefits	2,235	3,658
Deferred revenue	10,279	9,803
Current portion of lease liability	848	818
Current portion of term loan	9,966	9,965
Total current liabilities	29,629	30,199
Lease liability	716	942
Total liabilities	30,345	31,141
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2020 and December 31, 2019:	—	—
Series X Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2020 and December 31, 2019; 1,096,519 and 565,231 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2020 and December 31, 2019; 40,559,511 shares issued and outstanding at March 31, 2020 and 33,838,466 shares issued and outstanding at December 31, 2019	4	3
Additional paid-in capital	330,876	297,659
Accumulated deficit	(277,128)	(259,827)
Total stockholders' equity	53,752	37,835
Total liabilities and stockholders' equity	$84,097	$68,976
 See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2020	2019
Revenues:
Collaboration Revenue	$2,530	$—
Total revenues	2,530	—
Operating expenses:
Research and development	12,996	12,669
General and administrative	4,095	3,735
Total operating expenses	17,091	16,404
Loss from operations	(14,561)	(16,404)
Other income (expense):
Change in fair value of contingent forward purchase obligations	—	(270)
Interest income, net	22	113
Total other income (expense)	22	(157)
Net loss and comprehensive loss	$(14,539)	$(16,561)
Recognition of beneficial conversion feature	(2,762)	—
Net loss attributable to common shareholders	$(17,301)	$(16,561)
Basic and diluted net loss per common share	$(0.46)	$(0.58)

Shares used to compute basic and diluted net loss per common share	37,856,338	28,532,176

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Operating activities:
Net loss	$(14,539)	$(16,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71	86
Stock-based compensation	1,246	1,284
Non-cash interest expense	1	7
Amortization of debt issuance costs	—	2
Operating lease right-of-use assets and liabilities, net	(12)	72
Change in fair value of contingent forward purchase obligations	—	270
Changes in assets and liabilities:
Accounts receivable, prepaid expenses, other current assets, and other assets	(1,328)	(301)
Accounts payable and accrued liabilities	379	(1,231)
Accrued compensation and benefits	(1,422)	(774)
Deferred revenue	476	—
Net cash used in operating activities	(15,128)	(17,146)

Investing activities:
Purchases of property and equipment	(36)	(9)
Net cash used in investing activities	(36)	(9)

Financing activities:
Proceeds from issuance of common and preferred stock pursuant to rights offering, net of issuance costs	29,186	—
Proceeds from issuance of common stock, net of issuance costs	19	—
Proceeds from exercise of stock options	5	—
Net cash provided by financing activities	29,210	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,046	(17,155)
Cash, cash equivalents, and restricted cash at beginning of period	60,268	74,562
Cash, cash equivalents, and restricted cash at end of period	$74,314	$57,407

Supplemental disclosure of cash flows:
Interest paid	$139	$155
Non-cash investing activities:
Right-of-use asset obtained in exchange for lease liability	$—	$2,295
 See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
(unaudited)

	Three Months Ended March 31, 2020
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2019	565,231	$—	33,838,466	$3	$297,659	$(259,827)	$37,835
Rights offering, net of offering costs	531,288	—	6,639,307	1	29,185	—	29,186
Recognition of beneficial conversion feature	—	—	—	—	2,762	(2,762)	—
Issuance of common stock, net of offering costs	—	—	7,600	—	19	—	19
Issuance of common stock for exercise of options	—	—	1,834	—	5	—	5
Issuance of common stock for restricted share units vested	—	—	72,304	—	—	—	—
Stock-based compensation	—	—	—	—	1,246	—	1,246
Net loss	—	—	—	—	—	(14,539)	(14,539)
Balance, March 31, 2020	1,096,519	$—	40,559,511	$4	$330,876	$(277,128)	$53,752

	Three Months Ended March 31, 2019
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2018	445,231	$—	27,816,014	$3	$277,871	$(218,735)	$59,139
Stock-based compensation	—	—	—	—	1,284	—	1,284
Vesting of restricted stock units	—	—	25,837	—	—	—	—
Issuance of Series X Convertible Preferred Stock in exchange for common stock	120,000	—	(1,200,000)	—	—	—	—
Net loss	—	—	—	—	—	(16,561)	(16,561)
Balance, March 31, 2019	565,231	$—	26,641,851	$3	$279,155	$(235,296)	$43,862

See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment and prevention of diseases that are inadequately addressed by current standard of care therapies. The Company’s lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin being developed for the treatment and prevention of serious fungal infections. The Company is also advancing its Cloudbreak® antiviral platform to develop Antiviral Fc-Conjugates, or AVCs, for the prevention and treatment of influenza and other viral infections.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At March 31, 2020, the Company had an accumulated deficit of $277.1 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At March 31, 2020, the Company had cash, cash equivalents and restricted cash of $74.3 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
In addition to the foregoing, the Company is monitoring closely the impact of the coronavirus (COVID-19) global pandemic on its business and has taken steps designed to protect the health and safety of its employees while continuing its operations. Given the level of uncertainty regarding the duration and impact of the COVID-19 pandemic on capital markets and the U.S. economy, the Company is unable to assess the impact of the worldwide spread of SARS-CoV-2 and the resulting COVID-19 pandemic on its future access to capital. The Company is continuing to monitor the spread of COVID-19 and its potential impact on the Company's operations. The full extent to which the COVID-19 pandemic will impact the Company's business, results of operations, financial condition, clinical trials, and preclinical research will depend on future developments that are highly uncertain, including actions taken to contain or treat COVID-19 and their effectiveness, as well as the economic impact on national and international markets.

Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2020 and 2019.
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
Restricted cash represents cash that the Company is required to maintain on hand in order to maintain compliance with an operating covenant in the Third Amendment to the Company's Loan Agreement with Pacific Western Bank. See Note 4 for more information.
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
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss allocable to common shares by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss allocable to common shares by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of warrants, Series X Convertible Preferred stock, unvested restricted common stock subject to repurchase, RSUs, and PRSUs and options outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Net loss allocable to common shares for the three months ended March 31, 2020 includes a one-time, non-cash deemed dividend of $2.8 million resulting from the recognition of a beneficial conversion feature. See Note 5 to our financial statements for additional information.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2020	2019
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred stock	10,965,190	5,652,310
Common stock options, RSUs and PRSUs issued and outstanding	6,658,011	5,690,390
Total	30,140,529	23,860,028
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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, a contingent forward purchase obligation, and long-term debt. Fair value estimates of these instruments are made at each reporting period end based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of contingent forward purchase obligations is based on a probability-weighted valuation approach (See Note 3). The Company believes that the fair value of long-term debt approximates its carrying value.
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
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement," which modifies certain disclosure requirements on fair value measurements. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption of this standard did not have a material impact on the Company's financial statements.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The updated guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company adopted ASU 2016-13 effective January 1, 2020. Based on the composition of the Company's financial assets, current economic conditions, historical experience, issuer-specific factors and market data, the adoption of this standard did not have a material impact on the Company's financial statements. The Company will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.
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
As discussed in Note 5, on May 21, 2018, the Company entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing, which are triggered by the Company's announcement of topline data of Part B of its STRIVE Phase 2 clinical trial of rezafungin, contain features for subsequent closings that are not solely within the control of the Company and that embody an obligation that the Company must settle by issuing a variable number of shares when the obligation is based predominantly on having a fixed value at inception. In accordance with ASC 480, "Distinguishing Liabilities from Equity," the Company determined that these closings are classified as liabilities and represent contingent forward purchase obligations. These liabilities are required to be recorded at their estimated fair value initially and on a recurring basis. The contingent forward purchase obligations are classified within Level 3 of the fair value hierarchy as the Company is using a probability-weighted valuation approach, utilizing significant unobservable inputs including the probability and estimated timing of achieving positive or negative results associated with Part B of the STRIVE Phase 2 clinical trial and estimated discount rates related to the risk of achievement of the expected equity issuances. The liability was initially recorded at $4.3 million on May 21, 2018. Fair value adjustments resulting in a loss of $0.3 million were recorded during the three month period ended March 31, 2019. The contingent forward purchase obligation did not exist as of March 31, 2020 and December 31, 2019.
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
March 31, 2020
Assets:
Cash and money market funds	$64,314	$64,314	$—	$—
Restricted cash and money market accounts	10,000	10,000	—	—
Total assets at fair value	$74,314	$74,314	$—	$—

December 31, 2019
Assets:
Cash and money market accounts	$50,268	$50,268	$—	$—
Restricted cash and money market accounts	10,000	10,000	—	—
Total assets at fair value	$60,268	$60,268	$—	$—
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
On July 27, 2018, the Company and the Lender entered into a Second Amendment to the Loan Agreement, which amended, among other things, the interest-only period, the date of maturity (the "Maturity Date") and the interest rate.  The interest-only period will be followed by equal monthly payments of principal and interest. The interest-only period will be followed by equal monthly payments of principal and interest. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 0.75%. At March 31, 2020, the Term A Loan bears interest at 4.5%.
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
On November 5, 2019, the Company and the Lender entered into a Third Amendment to the Loan Agreement, which reset the operating covenant to require the Company to maintain cash equal to or greater than the Company's outstanding indebtedness to the Lender, which is equivalent to a compensating balance and results in a restricted cash balance of $10.0 million as of March 31, 2020 and December 31, 2019. The amendment also extended the interest-only period through April 3, 2020 and the maturity date through July 3, 2022.
The Company evaluated the First, Second and Third Amendments to determine whether the amendments represented modifications or extinguishment of debt. The Company determined that the amendments did not represent a substantial change from the original Loan Agreement and accounted for the amendments as debt modifications. Costs previously deferred under the original terms of the Loan Agreement are amortized into interest expense over the new term of the Second Amendment.
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement or the occurrence of a material adverse change, the Lender has the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable. The principal payments due under the Loan Agreement have been classified as a current liability at March 31, 2020 and December 31, 2019 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.
As of March 31, 2020, future principal payments due under the Third Amendment of the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2020	$2,963
December 31, 2021	4,444
December 31, 2022	2,593
Total future principal payments due under the Term A Loan	$10,000
5. STOCKHOLDERS’ EQUITY
2020 Rights Offering
On January 22, 2020, the Company initiated a rights offering to raise gross proceeds of $30.0 million through the distribution of subscription rights to holders of its common stock, Series X Preferred stock, and warrants to purchase common stock issued on May 21, 2018 (the "Rights Offering"). On February 12, 2020, the Company sold 6,639,307 shares of common stock and 531,288 shares of Series X Preferred stock for $2.51 and $25.10 per share, respectively, for aggregate gross proceeds of $30.0 million. Total offering costs of $0.8 million were offset against the proceeds from the sale of common stock for total net proceeds of $29.2 million. The Rights Offering was fully backstopped by Biotechnology Value Fund, L.P. ("BVF") and Stonepine Capital, LP ("Stonepine").

With respect to the Series X Convertible Preferred Stock, because the effective conversion price on the commitment date was below the fair value of the common stock at the date of issuance, a beneficial conversion feature with a calculated fair value of $2.8 million existed at the issuance date. As the Series X Convertible Preferred stock is fully convertible at issuance, the full $2.8 million was recorded at issuance as a one-time deemed dividend on February 12, 2020. This one-time, non-cash deemed dividend impacted accumulated deficit and additional paid in capital at March 31, 2020 and net loss attributable to common stockholders and net loss attributable to common stockholders per share for the three months ended March 31, 2020.
With respect to the common stock, because the purchase price was below fair value on the issuance date, a bonus element exists at the issuance date. Basic and diluted net loss per common share and shares used to compute basic and diluted net loss per common share have been retroactively adjusted for all periods presented to reflect this bonus element.
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
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at March 31, 2020.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share. As of March 31, 2020, 1,096,519 shares of Series X Convertible Preferred Stock were issued and outstanding.
On March 22, 2019, the Company entered into an Exchange Agreement with BVF, and certain of its affiliated entities, pursuant to which BVF and certain of its affiliates, without monetary consideration, agreed to exchange an aggregate of 1,200,000 shares of the Company’s common stock for an aggregate of 120,000 shares of the Company’s Series X Convertible Preferred Stock.
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of March 31, 2020. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co. During the three months ended March 31, 2020, the company sold 7,600 shares for net proceeds of approximately $19.0 thousand, after deducting placement agent fees.
Common Stock Warrants
As of March 31, 2020 and December 31, 2019, warrants to purchase 12,517,328 shares of common stock were outstanding at a weighted average exercise price of $6.82 per share.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	March 31, 2020	December 31, 2019
Common stock warrants	12,517,328	12,517,328
Common stock options, RSUs and PRSUs issued and outstanding	6,658,011	5,360,563
Series X Convertible Preferred Stock	10,965,190	5,652,310
Authorized for future stock awards under the Company's option plans	2,198,230	559,898
Authorized for future issuance under the ESPP	802,125	463,741
Total	33,140,884	24,553,840
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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the three months ended March 31, 2020, no shares were issued pursuant to the ESPP.

Restricted Stock Units
The following table summarizes RSU and PRSU activity during the three months ended March 31, 2020:

Number of RSUs and PRSUs
Outstanding at December 31, 2019	383,885
RSUs and PRSUs granted	120,975
RSUs and PRSUs vested	(72,304)
RSUs and PRSUs canceled	(17,500)
Outstanding at March 31, 2020	415,056
For the three months ended March 31, 2020, stock-based compensation expense related to RSUs and PRSUs was approximately $0.1 million. At March 31, 2020, estimated unrecognized compensation expense related to RSUs and PRSUs grants was approximately $1.3 million.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	4,976,678	$4.37	7.27	$3,880
Options granted	1,481,000	2.01
Options exercised	(1,834)	2.61
Options canceled	(212,889)	8.15
Outstanding at March 31, 2020	6,242,955	$3.68	7.66	$903
Vested and expected to vest at March 31, 2020	6,242,955	$3.68	7.66	$903
Exercisable at March 31, 2020	2,284,215	$5.83	6.34	$77
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$601	$643
General and administrative	645	641
Total	$1,246	$1,284
The weighted-average grant date fair value of stock options granted by the Company during the three months ended March 31, 2020 was $1.39 per share. As of March 31, 2020, total unrecognized share-based compensation expense related to unvested stock options of the Company was approximately $5.5 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.93 years.
As of March 31, 2020, total unrecognized compensation expense related to the ESPP was approximately $0.2 million. This unrecognized compensation cost is expected to be recognized over approximately 0.5 years.

7. SIGNIFICANT AGREEMENTS AND CONTRACTS
Mundipharma Collaboration Agreement
On September 3, 2019, the Company entered into the Collaboration Agreement with Mundipharma, a related party, for a strategic collaboration to develop and commercialize rezafungin in an intravenous formulation (the “Licensed Product”) for the treatment and prevention of invasive fungal infections.
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
Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Mundipharma during September 2019, therefore the Company recognized the full revenue related to this performance obligation in the amount of $17.9 million in September 2019 as license revenue in its condensed consolidated statements of operations and comprehensive income.
Research and Development Services. The Company and Mundipharma share equally in the costs of ongoing rezafungin clinical development in the Licensed Territory up to the specified cap. The Company records these cost-sharing payments due from Mundipharma as collaboration revenue. The Company concluded that progress towards completion of the performance obligation related to the research and development services is best measured in an amount proportional to the research and development expenses incurred and the total estimated research and development expenses. The Company recognized $2.0 million for this performance obligation for the three months ended March 31, 2020.
Clinical Supply Services.  The Company's initial obligation to supply rezafungin for ongoing clinical development in the Licensed Territory represents a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services is best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services. The Company recognized $0.5 million for this performance obligation for the three months ended March 31, 2020.
Milestone Payments. The Company determined that as of March 31, 2020, all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2020.
The following table presents a summary of the activity in the Company's contract liabilities (recorded as deferred revenue on the balance sheet) during the three months ended March 31, 2020 (in thousands):

Opening balance, December 31, 2019	$9,803
Payments received in advance	3,006
Revenue from performance obligations satisfied during reporting period	(2,530)
Closing balance, March 31, 2020	$10,279
The closing balance as of March 31, 2020 are classified as a current liability since the rights to consideration are expected to be satisfied within one year.

The following table presents our contract revenues disaggregated by timing of revenue recognition and excludes royalty revenue (in thousands):

	Three Months Ended March 31, 2020
	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
Research and Development Services	$—	$1,992
Clinical Supply Services	—	538
Total revenue from Mundipharma Collaboration Agreement	$—	$2,530
8. COMMITMENTS AND CONTINGENCIES
Lease Obligations
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company's operating lease as of March 31, 2020 (in thousands):

2020	$726
2021	998
Total undiscounted operating lease payments	$1,724
Less: Imputed interest	(160)
Present value of lease payments	$1,564
The balance sheet classification of the Company's operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$1,447

Current lease liability	$848
Lease liability	716
Total operating lease liability	$1,564
As of March 31, 2020, the weighted average remaining lease term was 1.8 years.
Cash paid for amounts included in the present value of operating lease liabilities was $0.2 million for the three months ended March 31, 2020.
Operating lease costs were $0.2 million for the three months ended March 31, 2020. These costs are primarily related to the Company's long-term operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, and our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or the SEC, on March 3, 2020.

Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, clinical and nonclinical data, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management and the impact of the COVID-19 pandemic on the foregoing. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made and we do not assume any obligation to update any forward-looking statements.
Overview
We are a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment and prevention of diseases that are inadequately addressed by current standard of care therapies. We are developing a pipeline of product and development candidates, with a focus on serious fungal and viral infections. Our lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious, invasive fungal infections. In addition, we are using our Cloudbreak® antiviral platform to develop Antiviral Fc-Conjugates, or AVCs, for the prevention and treatment of influenza and other viral infections, including RSV, HIV, and Coronavirus, including the strain causing COVID-19.
COVID-19 Update
In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets.
We are closely monitoring the impact of the COVID-19 global pandemic on our business and have implemented measures designed to protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. We are continuing our essential research and laboratory activities at our facilities and are taking precautionary measures to protect our employees working in our facilities in such capacities.
We are reliant on our information technology systems, infrastructure and data to conduct our business. Adopting a work-from-home policy during this pandemic has increased the complexity of our computer systems, making them inherently more vulnerable to service interruption or destruction, malicious intrusion and random attack.
While we have not experienced significant disruptions to our manufacturing supply chain or distribution to date, we are unable to assess the potential impact that extended duration of this pandemic would have on our manufacturing or distribution processes in the future.
As we continue to actively advance our rezafungin Phase 3 clinical development program, we remain in close contact with our principal investigators and clinical sites and are assessing the impact of COVID-19 on our trials, expected timelines and costs on an ongoing basis. While the ReSTORE Phase 3 clinical trial for the treatment of candidemia and invasive candidiasis remains open for enrollment, we are suspending our guidance for when we anticipate reporting top-line data from this study until we are able to better understand the near and long term impact of COVID-19 on the ability of our clinical investigators to recruit patients at each of our global clinical trial sites. In addition, many clinical trial operational activities require travel, such as site activation, monitoring, investigators’ meetings and quality audits. These activities have been hindered due to travel restrictions. We have also experienced delays in our ability to timely ship clinical trial materials internationally due to transportation interruptions. We will continue to evaluate the impact of the COVID-19 pandemic on our business and expect to reevaluate the timing of our rezafungin Phase 3 clinical development program and the capital required to fund the program as we learn more about the impact of COVID-19 on our operations.
As the recent outbreak of the COVID-19 pandemic continues to spread throughout areas in which we operate, we believe the outbreak is having a negative impact on our operating results and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition, if any.
Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the first-line treatment and prevention of serious, invasive fungal infections which are associated with high mortality rates.
STRIVE Phase 2 clinical trial
In July 2019, we reported positive topline results from Part B of our global, randomized Phase 2 STRIVE clinical trial of rezafungin. We previously reported topline results from Part A of the STRIVE clinical trial in March 2018. References to our STRIVE clinical trial include results from both Parts A and B collectively of the STRIVE clinical trial. STRIVE was an international, multicenter, double-blind clinical trial evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin compared to once-daily dosing of caspofungin in patients with candidemia and/or invasive candidiasis. In the STRIVE clinical trial, rezafungin met all of its objectives for efficacy, safety and tolerability in the treatment of patients with candidemia and/or invasive candidiasis.
Phase 3 clinical trials
Our Phase 3 clinical development plans for rezafungin are as follows:

•
Phase 3 ReSTORE Treatment Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. The ReSTORE clinical trial protocol is modeled after our Phase 2 STRIVE clinical trial. Rezafungin dosed 400 mg for the first week followed by 200 mg once weekly for up to four weeks in total, is being compared to caspofungin dosed daily with an optional step down to oral fluconazole, in a 1:1 randomization regime. The primary efficacy outcome for the U.S. Food and Drug Administration, or FDA, is all-cause mortality at day 30, and the primary efficacy outcome for the European Medical Agency, or EMA, is global response (clinical, radiological, and mycological response) at day 14. We expect this trial to enroll approximately 184 evaluable patients. As previously announced, we are closely monitoring the effect of the COVID-19 coronavirus on our ReSTORE enrollment and clinical trial operations and are taking steps to mitigate its impact. Due to the ongoing effects of this global pandemic, we are unable to forecast the anticipated timing of top-line data until we have further clarity around overall enrollment trends. We expect that the results of the ReSTORE clinical trial, along with the results from the STRIVE clinical trial, will be sufficient to support the submission of marketing approval applications for rezafungin in this indication.

•
Phase 3 ReSPECT Prophylaxis (Prevention) Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin will be dosed at 400 mg for the first week followed by 200 mg once weekly doses out to 90 days, and compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for the FDA and EMA is fungal-free survival at day 90. We expect this trial to enroll approximately 462 patients. In May 2020, we activated our first clinical trial site for ReSPECT. While the ReSPECT trial has been impacted by the ongoing effects of the COVID-19 global pandemic, we are progressing with regulatory and clinical activities so that we may continue activating sites when appropriate. Additionally, commencement of the ReSPECT clinical trial in the United States also remains contingent upon obtaining agreement with the FDA. We expect that, once available, the results of the ReSPECT clinical trial, along with the results from the ReSTORE clinical trial, will be sufficient to support the submission of marketing approval applications for rezafungin in this indication.

Mundipharma Collaboration
On September 3, 2019, we announced a strategic partnership with Mundipharma Medical Company to develop and commercialize rezafungin in an intravenous formulation for the treatment and prevention of invasive fungal infections. Under the terms of the collaboration agreement, we granted Mundipharma an exclusive, royalty-bearing license to develop, register and commercialize rezafungin outside the U.S. and Japan. Mundipharma AG also made a concurrent $9 million equity investment in Cidara. The total potential transaction value is $568 million, including the equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. To date, we have received $9.0 million from the sale of our equity to Mundipharma, $30.0 million in up-front payments and $3.7 million in global development funding. We expect to receive an additional $38.7 million in global development funding as we continue to conduct our rezafungin Phase 3 clinical development program.

Cloudbreak Antiviral Platform
We believe our Cloudbreak antiviral platform is a fundamentally new approach to prevent and treat life-threatening infectious disease that provides potent antimicrobial activity and immune system engagement in a single long-acting molecule. The Cloudbreak antiviral platform recognizes that infectious disease often results when a microbial pathogen is able to evade or overcome the host immune system. Our Cloudbreak candidates are designed to counter infection in two ways, by directly targeting and destroying invading pathogens and by focusing the immune system at the site of infection. We believe this is a potentially transformative approach, distinct from current therapies, monoclonal antibodies and vaccines. Our lead Cloudbreak candidates are Antiviral Fc-Conjugates, or AVCs, for the prevention and treatment of influenza. We have generated preclinical, in vivo proof of concept data for our Cloudbreak influenza program. In July 2019, we began conducting studies in support of an investigational new drug application on our lead development candidate, CD377 for influenza prevention and pandemic preparedness. We expect to file an IND application for CD377 in mid-2021.
The Cloudbreak antiviral platform has also enabled us to expand the development of AVCs to target other life-threatening viruses, including RSV and HIV. In response to the global pandemic, we have also leveraged our Cloudbreak antiviral platform to identify, and are now conducting in vitro testing of, new AVCs against Coronavirus, including the strain causing COVID-19.
Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of March 31, 2020, we had an accumulated deficit of $277.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
In connection with the preparation of our financial statements for the three month period ended March 31, 2020, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for twelve months from the issuance of these financial statements. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
Recent Developments
In May 2020, we activated the first clinical trial site in the Phase 3 ReSPECT prophylaxis (prevention) trial of Rezafungin.
In December 2019, the National Institutes of Health (the "NIH") initiated a Phase 1 trial to evaluate safety, tolerability, and pharmacokinetics for a subcutaneous formulation of rezafungin. The study was paused due to injection site reactions at the site of the subcutaneous administration of rezafungin in a subset of study subjects. The injection site reactions were local and are not observed during IV administration of rezafungin.  In April 2020, the decision was made to discontinue further dosing and wind down the study.
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
Research and development expenses
To date, our research and development expenses have related primarily to nonclinical development of our rezafungin acetate and CD377 product candidates and our Cloudbreak antiviral platform, as well as clinical development of rezafungin acetate. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses and nonclinical and clinical trial costs. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or other actives within studies and other events.
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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory authorities;

•	the duration of patient follow-up;

•	the phase of development of the product candidate; and

•	the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Rezafungin	$7,480	$7,442
Cloudbreak antiviral platform	1,017	851
Personnel costs	3,846	3,669
Other research and development expenses	653	707
Total research and development expenses	$12,996	$12,669
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
Contingent forward purchase obligation
On May 21, 2018, we entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing are triggered by our announcement of topline data from our STRIVE Part B Phase 2 clinical trial of rezafungin. We determined that these closings are classified as liabilities and represent contingent forward purchase obligations. The liability was initially recorded at $4.3 million on May 21, 2018. Fair value adjustments resulting in a loss of $0.3 million were recorded during the three month period ended March 31, 2019. Because we elected not to consummate the second closing of the offering in August 2019, the contingent forward purchase obligation did not exist as of March 31, 2020 or December 31, 2019.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than our accounting for those items discussed below, there were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020.
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
Restricted Stock Units
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
We estimate the fair value of stock option awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award, and (d) the expected dividend yield.  Due to the lack of an adequate history of a public market for the trading of our common stock and a lack of adequate company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded.  For these analyses, we have selected companies with comparable characteristics to ours, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards.  We compute the historical volatility data using the daily close prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards.  We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our common stock price becomes available.  We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option.  The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities.  See Note 6 of the Notes to the Financial Statements for additional information.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2020 and 2019
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Collaboration revenue	$2,530	$—	$2,530
Research and development expense	12,996	12,669	327
General and administrative expense	4,095	3,735	360
Other income (expense), net	22	(157)	179
Collaboration revenue
Collaboration revenue was $2.5 million for the three months ended March 31, 2020. Our collaboration revenue is generated from our ongoing collaboration with Mundipharma, and generally consists of reimbursements for global development expenses.
Research and development expenses
Research and development expenses were $13.0 million for the three months ended March 31, 2020, compared to $12.7 million for the three months ended March 31, 2019.  The increase in research and development expenses is primarily due to higher clinical expenses associated with the rezafungin clinical trials.
General and administrative expenses
General and administrative expenses were $4.1 million for the three months ended March 31, 2020 and $3.7 million for the three months ended March 31, 2019. The increase in general and administrative expenses is primarily due to higher consulting and legal expenses.
Other income (expense)
Other income during the three month period ended March 31, 2020 related primarily to income generated from cash held in interest-bearing investments, which was offset by interest expense in connection with our loan from Pacific Western Bank. Other expense during the three month period ended March 31, 2019 related primarily to the change in the fair value of the contingent forward purchase obligation and interest expense in connection with our loan from Pacific Western Bank. Other expense was partially offset by income generated from cash held in interest-bearing investments.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2020, we had an accumulated deficit of $277.1 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through equity, debt or other financing structures, or through collaborations, strategic alliances or licensing arrangements with third parties, or through receiving government and/or charitable grants or contracts.
As of March 31, 2020, we had $74.3 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(15,128)	$(17,146)
Investing activities	(36)	(9)
Financing activities	29,210	—
Net decrease in cash, cash equivalents, and restricted cash	$14,046	$(17,155)

Operating activities
Net cash used in operating activities was $15.1 million for the three months ended March 31, 2020, compared to $17.1 million for the three months ended March 31, 2019. Cash used in operating activities was primarily attributable to a net loss of $14.5 million for the three months ended March 31, 2020 and $16.6 million for the three months ended March 31, 2019. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our primary investing activities during the three months ended March 31, 2020 and 2019 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the three months ended March 31, 2020 primarily consisted of net proceeds of $29.2 million from the sale of 6,639,307 shares of common stock and 531,288 shares of Series X convertible preferred stock pursuant to the exercise of subscription rights issued our rights offering. During the three months ended March 31, 2020, we also sold 7,600 shares of our common stock under our controlled equity sales agreement with Cantor Fitzgerald & Co for net proceeds of approximately $19.0 thousand, after deducting placement agent fees.
Operating Capital Requirements
To continue to fund operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, through government funding or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, make reductions in spending, extend payment terms with suppliers, liquidate or grant rights to assets where possible or suspend or curtail planned programs. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Any of these actions could materially harm our business, results of operations and future prospects.
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
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements.
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
As of March 31, 2020, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
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
Risks Related to the COVID-19 Pandemic
*Our operations, business and financial results has been and could continue to be adversely impacted by the current public health pandemic related to COVID-19.
In January 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of novel coronavirus known as COVID-19 originating in Wuhan, China and, in March 2020, the WHO declared the COVID-19 outbreak a pandemic, or the COVID-19 pandemic. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business interruptions and shutdowns. These precautions have disrupted our business operations and prospects. For example, we have experienced, and expect to continue to experience, trial site activation and enrollment delays for the ReSTORE and ReSPECT clinical trials due to facility restrictions, quarantines, travel restrictions and other precautions. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could impair our ability to raise capital when needed. While we expect the disruption from COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time. In addition, to the extent the ongoing COVID-19 outbreak adversely affects our business, financial condition, results of operations and growth prospects, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this "Risk Factors" section.
Risks Related to Drug Discovery, Development and Commercialization
*We depend heavily on the success of rezafungin, currently in Phase 3 clinical development, and we also are very early in our development efforts from our Cloudbreak program, neither of which may be successful.
We are currently conducting one Phase 1 clinical trial of rezafungin and the ReSTORE Phase 3 clinical trial of rezafungin for treatment of candidemia and invasive candidiasis. We activated our first clinical trial site for ReSPECT in May 2020. We are progressing with regulatory and clinical activities so that we may continue activating sites when appropriate. Commencement of the ReSPECT trial in the US is contingent upon obtaining agreement with the FDA. Completion of our planned Phase 3 trials is contingent on our ability to secure adequate additional funding. We are also conducting preclinical studies of AVCs in our Cloudbreak program for viral infections. Our assumptions about why rezafungin is worthy of continued development, as well as our assumptions about the market for rezafungin or any potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of marketing approval for rezafungin, and the regulatory paths for marketing approval for products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin and any other product candidates we may develop will depend on many factors, including the following:

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
*If we experience delays or difficulties in enrolling patients in the ReSTORE or ReSPECT clinical trials, our timing to complete the rezafungin clinical development program, and therefore our receipt of necessary regulatory approvals, could be delayed or prevented.
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
Additionally, timely enrollment in the ReSTORE and ReSPECT trials is reliant on global clinical trial sites, most of which have been adversely affected by the COVID-19 global pandemic. For example, clinical trial sites located in the United States and Asia, including China and South Korea, are an important part of our ReSTORE clinical trial and clinical trial sites located in Europe are an important part of both the ReSTORE and ReSPECT trials. All of these regions have been heavily impacted by the COVID-19 coronavirus. Some factors from the COVID-19 coronavirus outbreak that have adversely affected enrollment in our Phase 3 trials include:

•
the diversion of healthcare resources away from the conduct of clinical trial matters to focus on pandemic concerns, including the attention of infectious disease physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials,;

•	limitations imposed by hospitals serving as our clinical trial sites that prohibit entry on hospital premises by persons other than those supporting the hospital's COVID-19 efforts;

•	limitations on travel that interrupt key trial activities, such as clinical trial site initiations and monitoring;

•	interruption in global shipping affecting the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our trials; and

•	employee furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A delay in starting or completing our clinical trials would materially impact our timelines and our ability to complete development of our product candidates in a timely manner or at all. For example, our entire rezafungin clinical development program has been severely impacted by the effects of the COVID-19 global pandemic. Additionally, our ability to complete our rezafungin Phase 3 development program is dependent on our ability to secure adequate additional funding, and our ability to commence the ReSPECT Phase 3 clinical trial is also subject to the approval of the regulatory authorities.
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

We do not know whether either ReSTORE or ReSPECT will be completed on schedule or at all. We are currently experiencing significant delays in these trials arising from the COVID-19 global pandemic. We may experience numerous other unforeseen events that could delay or prevent our ability to commence or complete our clinical trials, which could then delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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
We have limited financial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential than opportunities we pursue. For example, we believe that an NDA filing for rezafungin for prophylaxis can be supported by one Phase 3 trial in prophylaxis, together with the data from our Phase 3 clinical trial in the treatment of candidemia and invasive candidiasis and the remainder of our rezafungin treatment program, however, if financial constraints require us to choose between our planned rezafungin treatment and prophylaxis programs, we may be required to choose our treatment program and forego or delay our prophylaxis program.
Recently, in support of the global effort to identify effective therapeutics to treat and prevent the COVID-19 coronavirus and stem the current global pandemic, we have expended financial resources to identify AVCs which may be effective in this area. Our resource allocation decisions may not result in us identifying valuable products or may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for a particular product candidate or opportunity, we may relinquish valuable rights to that product candidate or opportunity through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or opportunity.
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
We expect that if we are successful developing influenza product candidates identified through our Cloudbreak antiviral program, will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including neurominidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak antiviral platform for the treatment or prevention of other invasive viral infections, such as the human immunodeficiency virus or HIV, the respiratory syncytial virus or RSV, and the CoV or coronavirus.  We are aware of a number of approved and investigational therapies in these areas also.
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
Many of our competitors have significantly greater name recognition, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These same competitors may invent technology that competes with our rezafungin program or our Cloudbreak antiviral platform.
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
*We may not be successful in our efforts to identify, discover, and develop potential product candidates through our Cloudbreak antiviral platform or otherwise.
Through our Cloudbreak antiviral platform, we are developing AVCs for the treatment and prevention of viral infections, including influenza, HIV, RSV and CoV. We have nominated the AVC CD377 as our lead Cloudbreak development candidate for influenza. Our Cloudbreak antiviral platform may not be successful in identifying additional AVCs that could be developed as drug therapies. In addition, our Cloudbreak antiviral platform may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
Research programs to identify new product candidates require substantial technical expertise and human resources. For example, we have limited experience with the use of the Cloudbreak antiviral platform applied to viral pathogens. A failure to optimize our expertise using the Cloudbreak antiviral platform for the development of our Cloudbreak antiviral program may limit our ability to successfully advance this program and identify future product candidates. Research programs to identify new product candidates also require substantial financial resources. We may choose to expend our financial resources on potential product candidates that ultimately prove to be unsuccessful. For example, in response to the immediate global pandemic crisis, we have expended financial resources to identify therapeutics to treat or prevent the COVID-19 coronavirus, and we may be unsuccessful in identifying such an AVC. If we are unable to identify successful product candidates from our Cloudbreak antiviral platform for preclinical and clinical development, we will have spent financial resources on programs that did not yield viable products and therefore generate product revenue, which would harm our financial position and adversely impact our stock price.

Risks Related to Our Financial Position and Need for Additional Capital
*We need substantial additional funding to complete the development of rezafungin and to advance our Cloudbreak program.
In connection with the preparation of our financial statements for the period ended March 31, 2020, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance our Cloudbreak program is also dependent on our ability to obtain additional funding.
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
Even if we raise additional capital, our expenses may increase in connection with our ongoing activities beyond what is currently expected. Our future capital requirements will depend on many factors, including:

•	the ongoing effect of the COVID-19 global pandemic and the resulting impact on our rezafungin phase 3 clinical development program;

•	the costs and timing to complete our Phase 3 ReSTORE and Phase 3 ReSPECT clinical trials;

•	the costs, timing and outcome of any regulatory review of rezafungin or future development candidates;

•	our ability to establish and maintain collaborations, when and if necessary, on favorable terms, if at all;

•	the costs and timing of commercialization activities, including manufacturing, marketing, sales and distribution, for rezafungin or any future product candidates that receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•
the scope, progress, results and costs of drug discovery, preclinical development, manufacturing development, laboratory testing and clinical trials for our product candidates, for the Cloudbreak antiviral platform; and

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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of March 31, 2020, we had cash, cash equivalents, and restricted cash of $74.3 million.
As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive.
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
If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. On September 3, 2019, we licensed all rights to rezafungin outside of the United States and Japan to Mundipharma Medical Company in exchange for certain payments and royalties on net sales. We may need to enter into similar agreements with other third parties for the development and commercialization of rezafungin outside of the Mundipharma territory, or for the development of AVCs identified from our Cloudbreak program, which may require we relinquish valuable rights to these products.
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
Since our inception, we have incurred significant operating losses. Our net losses were $14.5 million and $16.6 million for the three month periods ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $277.1 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and convertible notes, our initial public offering of our common stock, or our IPO, our October 2016 term loan facility with Pacific Western Bank, or Pacific Western, our October 2016 follow-on public offering of common stock, our October 2017 private placement of common stock, sales of common stock during the fourth quarter of 2017 and the first quarter of 2018 under our controlled equity offering sales agreement with Cantor Fitzgerald & Co., which has since been terminated, our May 2018 registered direct offering of common stock, the payments received in connection with the Mundipharma Collaboration, the sale of our common stock to Mundipharma AG, sales of our common stock during the fourth quarter of 2019 and first quarter of 2020 under our new controlled equity offering sales agreement with Cantor Fitzgerald & Co and sales of our common stock and series X preferred stock in connection with the closing of our rights offering in February 2020. We have devoted substantially all of our financial resources and efforts to research and development. We have completed the STRIVE Phase 2 clinical trial of rezafungin, and are currently conducting the ReSTORE Phase 3 clinical trial of rezafungin, Phase 1 and non-clinical studies of rezafungin, and preclinical studies of our AVCs, and we are currently activating sites in our ReSPECT Phase 3 clinical trial of rezafungin for prophylaxis. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	submit INDs to the FDA and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards, or IRBs, at clinical trial sites;

•	continue to advance rezafungin through clinical development;

•	continue the preclinical development of our AVCs from our Cloudbreak antiviral platform or otherwise, and advance one or more of such product candidates into clinical trials;

•	seek marketing approvals for rezafungin and other product candidates;

•	establish or contract for a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;

•	maintain, expand and enforce our intellectual property portfolio;

•	hire additional manufacturing, clinical, regulatory, quality assurance and scientific personnel;

•	add operational, financial and management systems and personnel, including personnel to support product development; and

•	acquire or in-license other product candidates and technologies.
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
*Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
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
Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive.
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

•	could be involved in a business combination and the continued pursuit and emphasis on rezafungin could be delayed, diminished or terminated; and

•	could be financially impacted by the COVID-19 pandemic.
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
We also face significant competition for government grants and contracts for the Cloudbreak program, and there can be no assurances that such funding would be available to us if and when needed, or at all. For instance, government funding may be available only at certain phases of research and development, such as only after Phase 1 clinical trials have been completed. In order to advance the Cloudbreak Program, we will need to obtain significant funding to complete IND-

enabling studies, manufacturing development and Phase 1 clinical trials. Government grants and contracts may not be available to fund our activities at this earlier phase of the research and development process.
*We intend to continue to rely on third parties to conduct our clinical trials and to conduct some aspects of our research and preclinical testing and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.
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
In addition, the ability of these third parties to conduct certain of their operations, including monitoring of clinical sites, may be limited by the COVID-19 pandemic, and to the extent that such third parties are unable to fulfil their contractual obligations as a result of the COVID-19 pandemic or government orders in response to the pandemic, we may have limited or no recourse under the terms of our contractual agreements with such third parties. Further. if any of the third parties with whom we engage were to experience shutdowns or other substantial disruptions due to the COVID-19 pandemic, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.
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
Any performance failure on the part of our existing or future manufacturers, including a failure that may not relate specifically to our product candidate or approved product or a failure due to the COVID-19 pandemic, could delay clinical development or marketing approval or adversely impact our ability to generate commercial sales. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these tests and trials.
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
The COVID-19 pandemic could also potentially affect the business of the FDA and comparable authorities in other countries, which could result in delays in meetings related to planned clinical trials and ultimately of reviews and approvals of our product candidates.
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
In order to continue our Cloudbreak programs, we will need to seek funding from partnerships, the government or other sources of funding. There can be no assurances that we will be able to obtain funding from partnerships, or enter into new contracts with the United States government or obtain other sources of funding to support any program resulting from our Cloudbreak antiviral platform. The process of completing a partnership or obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions in each instance. Further, with respect to government contracting, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of anti-infective products. If we cannot obtain or maintain government or other funding for our Cloudbreak programs, we may be forced to discontinue those programs.
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
Risks Related to Employee Matters and Managing Growth
*Our ability to manage our business operations, to execute our strategic plan and to recruit talented employees may be adversely impacted by COVID-19.
Since early March 2020, we have taken temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees and their families, including temporarily moving to working remotely for all personnel other than those supporting laboratory operations. We have suspended non-essential travel worldwide for our employees and convene company meetings virtually. Further measures may be taken as the COVID-19 outbreak continues. These measures could negatively affect our business. For instance, remote work may disrupt our operations, limit our ability to interact with and effectively manage our third-party manufacturers CROs or current and planned clinical trial sites. The measures taken now or in the future to contain the COVID-19 pandemic could negatively affect our ability to recruit and engage new employees and contractors necessary to the successful operation of our business.
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

•	adverse results, suspensions, terminations or delays in pre-clinical or clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial or development program;

•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•	the impact of the COVID-19 pandemic on our business and industry as well as the global economy;

•	changes in laws or regulations applicable to our products, including but not limited to requirements for approvals;

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
In addition, the stock market in general, and The Nasdaq Global Market, pharmaceutical companies and companies in the anti-infective sector in particular, have experienced extreme price and volume fluctuations that may or may not have been related or proportionate to the operating performance of these companies or their product potential. Broad market and industry factors, such as the COVID-19 pandemic and actions taken to slow its spread, may negatively affect the market price of our common stock, regardless of our actual operating performance. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.
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
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will be an emerging growth company until December 31, 2020.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 40,559,511 shares of common stock outstanding as of March 31, 2020. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the twelve months following the filing of this report. Significant additional capital will be needed to continue our operations as currently planned, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, new investors could gain rights, preferences and privileges senior to our existing stockholders and our existing stockholders may be materially diluted by such subsequent sales.
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
Businesses located in California have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power and any future blackouts could disrupt our operations. We are also vulnerable to a major earthquake, wildfire, inclement weather and other natural and man-made disasters and public health crisis and pandemic diseases, such as coronavirus, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of any such natural disaster, public health crisis or pandemic diseases and do not have an applicable recovery plan in place. In addition, if any of our third-party contract manufacturers are affected by natural disasters, such as earthquakes, power shortages or outages, floods, wildfire, public health crises, such as pandemics and epidemics, terrorism or other events outside of our control, our business and operating results could suffer. For example, as a result of the COVID-19 pandemic, we have experienced significant disruptions in the conduct of our clinical trials and our general business operations as the result of various federal, state and local stay-at-home, shelter-in-place and quarantine measures. We carry only limited business interruption insurance that would compensate us for actual losses from interruption of our business that may occur and any losses or damages incurred by us in excess of insured amounts could cause our business to materially suffer.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3.3(4)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

4.3(4)	Form of Common Stock Purchase Warrant for First Private Placement.

10.1(5)	Investment Agreement, dated January 9, 2020, by and among the Company and the signatories thereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 21, 2018.
(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 10, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: May 13, 2020	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2020	By:	/s/ James Levine
James Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)