Form 10-Q
period 2020-06-30
Cidara Therapeutics, Inc.
filed 2020-08-13
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM             TO
Commission file number: 001-36912

CIDARA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-1537286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6310 Nancy Ridge Drive, Suite 101 San Diego, CA 92121	(858) 752-6170
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	CDTX	The Nasdaq Global Market
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
As of July 31, 2020, the registrant had 42,959,195 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited)	5
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30
PART II. OTHER INFORMATION	30
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3. Defaults Upon Senior Securities	66
Item 4. Mine Safety Disclosures	66
Item 5. Other Information	66
Item 6. Exhibits	67
SIGNATURES	68

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,826	$50,268
Restricted cash	9,259	10,000
Accounts receivable, prepaid expenses and other current assets	5,954	5,546
Total current assets	70,039	65,814
Property and equipment, net	472	429
Operating lease right-of-use asset	1,257	1,632
Other assets	1,635	1,101
Total assets	$73,403	$68,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,933	$1,887
Accrued liabilities	4,426	4,068
Accrued compensation and benefits	2,900	3,658
Deferred revenue	11,196	9,803
Current portion of lease liability	878	818
Current portion of term loan	9,234	9,965
Total current liabilities	31,567	30,199
Lease liability	484	942
Total liabilities	32,051	31,141
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2020 and December 31, 2019:
Series X Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2020 and December 31, 2019; 1,096,519 and 565,231 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2020 and December 31, 2019; 42,019,195 and 33,838,466 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	336,782	297,659
Accumulated deficit	(295,434)	(259,827)
Total stockholders' equity	41,352	37,835
Total liabilities and stockholders' equity	$73,403	$68,976
 See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenues:
Collaboration revenue	$3,392	$—	$5,922	$—
Total revenues	3,392	—	5,922	—
Operating expenses:
Research and development	17,634	10,743	30,630	23,412
General and administrative	3,969	3,525	8,064	7,260
Total operating expenses	21,603	14,268	38,694	30,672
Loss from operations	(18,211)	(14,268)	(32,772)	(30,672)
Other income (expense):
Change in fair value of contingent forward purchase obligations	—	681	—	411
Interest (expense) income, net	(95)	40	(73)	153
Total other (expense) income, net	(95)	721	(73)	564
Net loss and comprehensive loss	$(18,306)	$(13,547)	$(32,845)	$(30,108)
Recognition of beneficial conversion feature	—	—	(2,762)	—
Net loss attributable to common shareholders	$(18,306)	$(13,547)	$(35,607)	$(30,108)
Basic and diluted net loss per common share	$(0.45)	$(0.47)	$(0.90)	$(1.19)

Shares used to compute basic and diluted net loss per common share	40,965,180	28,590,651	39,410,751	25,248,314

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Operating activities:
Net loss	$(32,845)	$(30,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143	170
Stock-based compensation	2,241	2,541
Non-cash interest expense	8	15
Amortization of debt issuance costs	2	4
Operating lease right-of-use assets and liabilities, net	(23)	60
Change in fair value of contingent forward purchase obligations	—	(411)
Changes in assets and liabilities:
Accounts receivable, prepaid expenses, other current assets, and other assets	(974)	(781)
Accounts payable and accrued liabilities	1,381	(1,357)
Accrued compensation and benefits	(526)	(87)
Deferred revenue	1,393	—
Net cash used in operating activities	(29,200)	(29,954)

Investing activities:
Purchases of property and equipment	(132)	(35)
Net cash used in investing activities	(132)	(35)

Financing activities:
Proceeds from issuance of common and preferred stock pursuant to rights offering, net of issuance costs	29,186	—
Proceeds from issuance of common stock, net of issuance costs	4,699	—
Proceeds from exercise of stock options	5	—
Principal paid on Term Loan	(741)	—
Net cash provided by financing activities	33,149	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,817	(29,989)
Cash, cash equivalents, and restricted cash at beginning of period	60,268	74,562
Cash, cash equivalents, and restricted cash at end of period	$64,085	$44,573

Supplemental disclosure of cash flows:
Interest paid	$255	$315
Non-cash investing activities:
Property and equipment included in accounts payable	$55	$—
Right-of-use asset obtained in exchange for lease liability	$—	$2,295
Non-cash financing activities:
Sale of shares pursuant to Employee Stock Purchase Plan	$231	$210
 See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
(unaudited)

	Three and Six Months Ended June 30, 2020
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2019	565,231	$—	33,838,466	$3	$297,659	$(259,827)	$37,835
Rights offering, net of offering costs	531,288	—	6,639,307	1	29,185	—	29,186
Recognition of beneficial conversion feature	—	—	—	—	2,762	(2,762)	—
Issuance of common stock, net of offering costs	—	—	7,600	—	19	—	19
Issuance of common stock for exercise of options	—	—	1,834	—	5	—	5
Issuance of common stock for restricted share units vested	—	—	72,304	—	—	—	—
Stock-based compensation	—	—	—	—	1,246	—	1,246
Net loss	—	—	—	—	—	(14,539)	(14,539)
Balance, March 31, 2020	1,096,519	$—	40,559,511	$4	$330,876	$(277,128)	$53,752
Issuance of common stock, net of offering costs	—	—	1,326,769	—	4,680	—	4,680
Issuance of common stock under Employee Stock Purchase Plan	—	—	132,915	—	231	—	231
Stock-based compensation	—	—	—	—	995	—	995
Net loss	—	—	—	—	—	(18,306)	(18,306)
Balance, June 30, 2020	1,096,519	$—	42,019,195	$4	$336,782	$(295,434)	$41,352

	Three and Six Months Ended June 30, 2019
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2018	445,231	$—	27,816,014	$3	$277,871	$(218,735)	$59,139
Stock-based compensation	—	—	—	—	1,284	—	1,284
Vesting of restricted stock units	—	—	25,837	—	—	—	—
Issuance of Series X Convertible Preferred Stock in exchange for common stock	120,000	—	(1,200,000)	—	—	—	—
Net loss	—	—	—	—	—	(16,561)	(16,561)
Balance, March 31, 2019	565,231	$—	26,641,851	$3	$279,155	$(235,296)	$43,862
Stock-based compensation	—	—	—	—	1,257	—	1,257
Issuance of common stock under Employee Stock Purchase Plan	—	—	126,138	—	210	—	210
Net loss	—	—	—	—	—	(13,547)	(13,547)
Balance, June 30, 2019	565,231	$—	26,767,989	$3	$280,622	$(248,843)	$31,782

See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment and prevention of diseases that are inadequately addressed by current standard of care therapies. The Company is developing a pipeline of product and development candidates, with a focus on serious fungal and viral infections. The Company’s lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin being developed for the treatment and prevention of serious fungal infections. The Company is also advancing its Cloudbreak® antiviral platform to develop Antiviral Fc-Conjugates, or AVCs, for the prevention and treatment of influenza and other viral infections.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At June 30, 2020, the Company had an accumulated deficit of $295.4 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At June 30, 2020, the Company had cash, cash equivalents and restricted cash of $64.1 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
In addition to the foregoing, the Company is monitoring closely the impact of the COVID-19 pandemic on its business and has taken steps designed to protect the health and safety of its employees while continuing its operations. Given the level of uncertainty regarding the duration and impact of the COVID-19 pandemic on capital markets and the U.S. economy, the Company is currently unable to assess the impact of the COVID-19 pandemic on its future access to capital. The Company is continuing to monitor the spread of COVID-19 and its potential impact on the Company's operations. The full extent to which the COVID-19 pandemic will impact the Company's business, results of operations, financial condition, clinical trials, and preclinical research will depend on future developments that are highly uncertain, including actions taken to contain or treat COVID-19 and their effectiveness, as well as the economic impact on national and international markets.

Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2020 and 2019.
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
In September 2019, the Company entered into a Collaboration and License Agreement, or the Collaboration Agreement, with Mundipharma Medical Company, or Mundipharma. The Company concluded that there were three significant performance obligations under the Collaboration Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in September 2019.
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
Stock-based Compensation
The Company accounts for stock-based compensation expense related to stock options and employee stock purchase plan rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model. The fair value of Restricted Stock Units, or RSUs, and Performance-based RSUs, or PRSUs, is estimated based on the closing price of the Company's common stock on the date of grant. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. For awards subject to performance-based vesting conditions, the Company assesses the probability of achievement of the individual milestones under the stock-based awards and recognizes stock-based compensation expense over the implicit service period commencing once the Company believes the performance criteria is probable of achievement. The Company recognizes forfeitures related to stock-based compensation as they occur.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss allocable to common shares by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss allocable to common shares by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of warrants, Series X Convertible Preferred Stock, and unvested restricted common stock subject to repurchase, as well as RSUs, and PRSUs and options outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

Net loss allocable to common shares for the six months ended June 30, 2020 includes a one-time, non-cash deemed dividend of $2.8 million resulting from the recognition of a beneficial conversion feature. See Note 5 to our financial statements for additional information.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three and Six Months Ended June 30,
	2020	2019
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred stock	10,965,190	5,652,310
Common stock options, RSUs and PRSUs issued and outstanding	6,665,426	5,690,778
Total	30,147,944	23,860,416
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
As discussed in Note 5, on May 21, 2018, the Company entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing, which are triggered by the Company's announcement of topline data of Part B of its STRIVE Phase 2 clinical trial of rezafungin, contain features for subsequent closings that are not solely within the control of the Company and that embody an obligation that the Company must settle by issuing a variable number of shares when the obligation is based predominantly on having a fixed value at inception. In accordance with ASC 480, "Distinguishing Liabilities from Equity," the Company determined that these closings are classified as liabilities and represent contingent forward purchase obligations. These liabilities are required to be recorded at their estimated fair value initially and on a recurring basis. The contingent forward purchase obligations are classified within Level 3 of the fair value hierarchy as the Company is using a probability-weighted valuation approach, utilizing significant unobservable inputs including the probability and estimated timing of achieving positive or negative results associated with Part B of the STRIVE Phase 2 clinical trial and estimated discount rates related to the risk of achievement of the expected equity issuances. The liability was initially recorded at $4.3 million on May 21, 2018. Fair value adjustments resulting in a gain of $0.4 million were recorded during the six month period ended June 30, 2019. The contingent forward purchase obligation did not exist as of June 30, 2020 and December 31, 2019.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
June 30, 2020
Assets:
Cash and money market funds	$54,826	$54,826	$—	$—
Restricted cash and money market accounts	9,259	9,259	—	—
Total assets at fair value	$64,085	$64,085	$—	$—

December 31, 2019
Assets:
Cash and money market accounts	$50,268	$50,268	$—	$—
Restricted cash and money market accounts	10,000	10,000	—	—
Total assets at fair value	$60,268	$60,268	$—	$—
4. DEBT
Term Loans— On October 3, 2016, the Company entered into a loan and security agreement, or the Loan Agreement, with Pacific Western Bank, as the collateral agent and a lender, or the Lender, pursuant to which the Lender agreed to lend to the Company up to $20.0 million in a series of term loans. Contemporaneously, the Company borrowed $10.0 million from the Lender, or the Term A Loan. Under the terms of the Loan Agreement, because the Company achieved positive clinical results from the STRIVE Phase 2 clinical trial of rezafungin by March 31, 2018, or the Milestone, the Company had the option to borrow, at its sole discretion, until October 3, 2018, from the Lender up to an additional $10.0 million, or the Term B Loan. The Company did not borrow any funds available under the Term B Loan before the draw period ended.
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
On July 27, 2018, the Company and the Lender entered into a Second Amendment to the Loan Agreement, which amended, among other things, the interest-only period, the date of maturity, or the Maturity Date, and the interest rate.

The interest-only period will be followed by equal monthly payments of principal and interest. The interest-only period will be followed by equal monthly payments of principal and interest. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 0.75%. At June 30, 2020, the Term A Loan bears interest at 4.5%.
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
On November 5, 2019, the Company and the Lender entered into a Third Amendment to the Loan Agreement, which reset the operating covenant to require the Company to maintain cash equal to or greater than the Company's outstanding indebtedness to the Lender, which is equivalent to a compensating balance and results in a restricted cash balance of $9.3 million and $10.0 million as of June 30, 2020 and December 31, 2019, respectively. The amendment also extended the interest-only period through April 3, 2020 and the maturity date through July 3, 2022.
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
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement or the occurrence of a material adverse change, the Lender has the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable. The principal payments due under the Loan Agreement have been classified as a current liability at June 30, 2020 and December 31, 2019 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.
As of June 30, 2020, future principal payments due under the Third Amendment of the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2020	$2,222
December 31, 2021	4,444
December 31, 2022	2,593
Total future principal payments due under the Term A Loan	$9,259
5. STOCKHOLDERS’ EQUITY
2020 Rights Offering
On January 22, 2020, the Company initiated a rights offering to raise gross proceeds of $30.0 million through the distribution of subscription rights to holders of its common stock, Series X Preferred Stock, and warrants to purchase common stock issued on May 21, 2018, or the Rights Offering. On February 12, 2020, the Company sold 6,639,307 shares of common stock and 531,288 shares of Series X Preferred Stock for $2.51 and $25.10 per share, respectively, for aggregate gross proceeds of $30.0 million. Total offering costs of $0.8 million were offset against the proceeds from the sale of common stock for total net proceeds of $29.2 million. The Rights Offering was fully backstopped by Biotechnology Value Fund, L.P., or BVF, and Stonepine Capital, LP, or Stonepine.
With respect to the Series X Convertible Preferred Stock, because the effective conversion price on the commitment date was below the fair value of the common stock at the date of issuance, a beneficial conversion feature with a calculated fair value of $2.8 million existed at the issuance date. As the Series X Convertible Preferred stock is fully convertible at issuance, the full $2.8 million was recorded at issuance as a one-time deemed dividend on February 12, 2020. This one-time, non-cash deemed dividend impacted accumulated deficit and additional paid in capital at June 30, 2020 and net loss attributable to common stockholders and net loss attributable to common stockholders per share for the six months ended June 30, 2020.

With respect to the common stock, because the purchase price was below fair value on the issuance date, a bonus element exists at the issuance date. Basic and diluted net loss per common share and shares used to compute basic and diluted net loss per common share have been retroactively adjusted for all periods presented to reflect this bonus element.
Mundipharma Stock Purchase Agreement
On September 3, 2019, the Company entered into a Stock Purchase Agreement, or the Purchase Agreement, with Mundipharma AG, or the Purchaser, a related party, pursuant to which the Company issued to the Purchaser 4,781,408 shares of its common stock, or the Shares, in a private placement at a price per share of $1.884 (a 20% premium to the volume weighted average price of the Company’s common stock for the 10 trading days prior to September 3, 2019) for an aggregate purchase price of approximately $9.0 million.
Under the Purchase Agreement, until September 3, 2020, or the Lock-Up Period, the Purchaser may not transfer or sell the Shares without the prior written consent of the Company. In addition, pursuant to the terms of the Stock Purchase Agreement, the Company filed a registration statement with the U.S. Securities and Exchange Commission, or the SEC, to register for resale the 4,781,408 shares of common stock purchased by the Purchaser.
May 2018 Registered Direct Offering
On May 21, 2018, the Company entered into a subscription agreement with certain investors providing for the purchase and sale, in a registered direct offering, of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. On May 23, 2018, the Company completed the first closing, which was comprised of 6,185,987 shares of common stock at an offering price of $4.70 per share, 445,231 shares of Series X Convertible Preferred Stock at an offering price of $47.00 per share, and an option fee relating to the third closing paid by the investors for a total of $0.5 million. In a private placement concurrent with the first closing, or the First Private Placement, the Company also sold warrants, at $0.125 per warrant share, to purchase an aggregate of 12,499,997 shares of common stock. Net proceeds for the first closing and the First Private Placement were $49.5 million.
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
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at June 30, 2020.

In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share. As of June 30, 2020, 1,096,519 shares of Series X Convertible Preferred Stock were issued and outstanding.
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
The Company evaluated the Series X Convertible Preferred Stock for liability or equity classification under ASC 480, "Distinguishing Liabilities from Equity," and determined that equity treatment was appropriate because the Series X Convertible Preferred Stock did not meet the definition of the liability instruments defined thereunder as convertible instruments. Specifically, the Series X Convertible Preferred Stock does not meet the criteria for classification as an ASC 480 liability. As such, the Series X Convertible Preferred Stock is recorded as permanent equity. Additionally, the Series X Convertible Preferred Stock is not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, and (iii) upon the occurrence of an event that is not solely within control of the Company.
Common Stock
The Company had 200,000,000 shares of common stock authorized as of June 30, 2020. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co. During the six months ended June 30, 2020, the company sold 1,334,369 shares for net proceeds of approximately $4.7 million, after deducting placement agent fees.
Common Stock Warrants
As of June 30, 2020 and December 31, 2019, warrants to purchase 12,517,328 shares of common stock were outstanding at a weighted average exercise price of $6.82 per share.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	June 30, 2020	December 31, 2019
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred Stock	10,965,190	5,652,310
Common stock options, RSUs and PRSUs issued and outstanding	6,665,426	5,360,563
Authorized for future stock awards under the Company's option plans	2,190,815	559,898
Authorized for future issuance under the ESPP	669,210	463,741
Total	33,007,969	24,553,840
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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the three and six months ended June 30, 2020, 132,915 shares were issued pursuant to the ESPP.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the six months ended June 30, 2020:

Number of RSUs and PRSUs
Outstanding at December 31, 2019	383,885
RSUs and PRSUs granted	125,975
RSUs and PRSUs vested	(72,304)
RSUs and PRSUs canceled	(21,880)
Outstanding at June 30, 2020	415,676

Stock-based compensation expense related to RSUs and PRSUs was approximately $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2020, and $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2019. At June 30, 2020, estimated unrecognized compensation expense related to RSUs and PRSUs grants was approximately $1.2 million.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	4,976,678	$4.37	7.27	$3,880
Options granted	1,579,500	2.13
Options exercised	(1,834)	2.61
Options canceled	(304,594)	8.15
Outstanding at June 30, 2020	6,249,750	$3.62	7.52	$5,890
Vested and expected to vest at June 30, 2020	6,249,750	$3.62	7.52	$5,890
Exercisable at June 30, 2020	2,512,826	$5.32	6.57	$1,222
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$528	$654	$1,129	$1,297
General and administrative	467	603	1,112	1,244
Total	$995	$1,257	$2,241	$2,541
The weighted-average grant date fair value of stock options granted by the Company during the six months ended June 30, 2020 was $1.47 per share. As of June 30, 2020, total unrecognized share-based compensation expense related to unvested stock options was approximately $4.9 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.71 years.
As of June 30, 2020, total unrecognized compensation expense related to the ESPP was approximately $0.2 million. This unrecognized compensation cost is expected to be recognized over approximately 0.5 years.

7. SIGNIFICANT AGREEMENTS AND CONTRACTS
Mundipharma Collaboration Agreement
On September 3, 2019, the Company entered into the Collaboration Agreement with Mundipharma, a related party, for a strategic collaboration to develop and commercialize rezafungin in an intravenous formulation, or the Licensed Product, for the treatment and prevention of invasive fungal infections.
Under the Collaboration Agreement, the Company will be responsible for leading the conduct of an agreed global development plan, or the Global Development Plan, that includes the Company’s ongoing Phase 3 pivotal clinical trial of the Licensed Product for the treatment of candidemia and/or invasive candidiasis, or the ReSTORE Trial, and the Company’s planned Phase 3 pivotal clinical trial of the Licensed Product for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients, or the ReSPECT Trial, as well as specified GLP-compliant non‑clinical studies and chemistry, manufacturing and controls, or CMC, development activities for the Licensed Product.

Mundipharma will be responsible for performing all development activities, other than Global Development Plan activities, that may be necessary to obtain and maintain regulatory approvals for the Licensed Product in the Mundipharma Territory, at Mundipharma’s sole cost.
Pursuant to the Collaboration Agreement, the Company granted Mundipharma an exclusive, royalty‑bearing license to develop, register and commercialize the Licensed Product outside of the United States and Japan, or the Mundipharma Territory, subject to the Company’s retained right to lead a global development program for the Licensed Product in both the Mundipharma Territory and in the United States and Japan, or the Company Territory, as described below.
The Company also granted Mundipharma an option to obtain exclusive licenses to develop, register and commercialize rezafungin in a formulation for subcutaneous administration, or Subcutaneous Product, and in formulations for other modes of administration, or Other Products, in the Mundipharma Territory, subject to similar retained rights of the Company to conduct mutually agreed global development activities for such products. In addition, the Company granted Mundipharma a co‑exclusive, worldwide license to manufacture the Licensed Product and rezafungin.
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
The parties have agreed to share equally (50/50) the costs of Global Development Plan activities, or Global Development Costs, subject to a cap on Mundipharma’s Global Development Cost share of $31.2 million. The Company would receive additional financial support for Global Development Plan activities through a near-term milestone payment by Mundipharma of $11.1 million. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates.
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
Milestone Payments. The Company determined that as of June 30, 2020, all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the six months ended June 30, 2020.
The following table presents a summary of the activity in the Company's contract liabilities (recorded as deferred revenue on the balance sheet) during the six months ended June 30, 2020 (in thousands):

Opening balance, December 31, 2019	$9,803
Payments received in advance	7,315
Revenue from performance obligations satisfied during reporting period	(5,922)
Closing balance, June 30, 2020	$11,196
The closing balance as of June 30, 2020 are classified as a current liability since the rights to consideration are expected to be satisfied within one year.
The following table presents our contract revenues disaggregated by timing of revenue recognition and excludes royalty revenue (in thousands):

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Point in Time	Over Time	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
Research and Development Services	$—	$3,182	$—	$5,174
Clinical Supply Services	—	210	—	748
Total revenue from Mundipharma Collaboration Agreement	$—	$3,392	$—	$5,922

8. COMMITMENTS AND CONTINGENCIES
Lease Obligations
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company's operating lease as of June 30, 2020 (in thousands):

2020	$484
2021	998
Total undiscounted operating lease payments	$1,482
Less: Imputed interest	(120)
Present value of lease payments	$1,362
The balance sheet classification of the Company's operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$1,257

Current lease liability	$878
Lease liability	484
Total operating lease liability	$1,362
As of June 30, 2020, the weighted average remaining lease term was 1.5 years.
Cash paid for amounts included in the present value of operating lease liabilities was $0.5 million for the six months ended June 30, 2020.
Operating lease costs were $0.5 million for the six months ended June 30, 2020. These costs are primarily related to the Company's long-term operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
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
We are closely monitoring the impact of the COVID-19 global pandemic on our business and have implemented measures designed to protect the health and safety of our workforce, including a work-from-home policy in line with state and local requirements for employees who can perform their jobs offsite. We are continuing our essential research and laboratory activities at our facilities and are taking precautionary measures to protect our employees working in our facilities in such capacities, including establishing a written worksite-specific COVID-19 prevention plan.
We are reliant on our information technology systems, infrastructure and data to conduct our business. Adopting a work-from-home policy during this pandemic has increased the complexity of our computer systems, making them inherently more vulnerable to service interruption or destruction, malicious intrusion and random attack.
While we have not experienced significant disruptions to our manufacturing supply chain or distribution to date, we are currently unable to assess the potential impact that an extended duration of this pandemic would have on our manufacturing or distribution processes in the future.
As we continue to actively advance our rezafungin Phase 3 clinical development program, we remain in close contact with our principal investigators and clinical sites and are assessing the impact of COVID-19 on our trials, expected timelines and costs on an ongoing basis. While the ReSTORE Phase 3 clinical trial for the treatment of candidemia and invasive candidiasis remains open for enrollment, and the ReSPECT Phase 3 clinical trial for prophylaxis began enrollment in May 2020, we continue to monitor the near and long term impact of COVID-19 on the ability of our clinical investigators to recruit patients at each of our global clinical trial sites. In addition, many clinical trial operational activities typically require travel, such as site activation, monitoring, investigators’ meetings and quality audits. These activities are still impacted by travel restrictions.

As the recent outbreak of the COVID-19 pandemic continues to spread throughout areas in which we operate, we believe the outbreak is having a negative impact on our operating results and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. Given these uncertainties, we remain unable to reasonably estimate the related impact to our business, operating results and financial condition, if any. We will continue to evaluate the impact of the COVID-19 pandemic on our business.
Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the first-line treatment and prevention of serious, invasive fungal infections which are associated with high mortality rates.
Phase 3 clinical trials
Our Phase 3 clinical development plans for rezafungin are as follows:

•
Phase 3 ReSTORE Treatment Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. The ReSTORE clinical trial protocol is modeled after our Phase 2 STRIVE clinical trial. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly for up to four weeks in total, is being compared to caspofungin, dosed daily, with an optional step down to oral fluconazole, in a 1:1 randomization regime. The primary efficacy outcome for the U.S. Food and Drug Administration, or FDA, is all-cause mortality at day 30, and the primary efficacy outcome for the European Medical Agency, or EMA, is global response (clinical, radiological, and mycological response) at day 14. We expect this trial to enroll approximately 184 evaluable patients. As previously announced, we are closely monitoring the effect of the COVID-19 coronavirus on our ReSTORE enrollment and clinical trial operations, and are taking steps to mitigate its impact. We expect that the results of the ReSTORE clinical trial, along with the results from the STRIVE clinical trial, will be sufficient to support the submission of marketing approval applications for rezafungin in this indication.

•
Phase 3 ReSPECT Prophylaxis (Prevention) Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly doses out to 90 days, is being compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for the FDA and EMA is fungal-free survival at day 90. We expect this trial to enroll approximately 462 patients. In May 2020, we enrolled the first patient in the ReSPECT clinical trial. While the ReSPECT trial has been impacted by the ongoing effects of the COVID-19 global pandemic, we are progressing with regulatory and clinical activities so that we may continue activating sites when appropriate. Additionally, commencement of the ReSPECT clinical trial in the United States also remains contingent upon obtaining agreement with the FDA.

Mundipharma Collaboration
On September 3, 2019, we announced a strategic partnership with Mundipharma Medical Company to develop and commercialize rezafungin in an intravenous formulation for the treatment and prevention of invasive fungal infections. Under the terms of the collaboration agreement, we granted Mundipharma an exclusive, royalty-bearing license to develop, register and commercialize rezafungin outside the U.S. and Japan. The total potential transaction value is $568 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. To date, we have received $9.0 million from the sale of our equity to Mundipharma, $30.0 million in up-front payments and $8.0 million in global development funding. We expect to receive an additional $34.4 million in global development funding as we continue to conduct our rezafungin Phase 3 clinical development program.
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
The Cloudbreak antiviral platform has also enabled us to expand the development of AVCs to target other life-threatening viruses, including RSV and HIV. In response to the global pandemic, we have also leveraged our Cloudbreak antiviral platform to identify, and are now conducting in vitro and in vivo testing of, new AVCs against Coronavirus, or CoV, including the strain causing COVID-19.
Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of June 30, 2020, we had an accumulated deficit of $295.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
In connection with the preparation of our financial statements for the three and six month period ended June 30, 2020, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for twelve months from the issuance of these financial statements. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.

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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	the impact of the COVID-19 pandemic and other similar health crises;

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory authorities;

•	the duration of patient follow-up;

•	the phase of development of the product candidate; and

•	the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rezafungin	$11,373	$6,448	$18,853	$13,890
Cloudbreak antiviral platform	1,984	404	3,001	1,255
Personnel costs	3,763	3,401	7,609	7,070
Other research and development expenses	514	490	1,167	1,197
Total research and development expenses	$17,634	$10,743	$30,630	$23,412
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
Contingent forward purchase obligation
On May 21, 2018, we entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing are triggered by our announcement of topline data from our STRIVE Part B Phase 2 clinical trial of rezafungin. We determined that these closings are classified as liabilities and represent contingent forward purchase obligations. The liability was initially recorded at $4.3 million on May 21, 2018. Fair value adjustments resulting in a loss of $0.4 million were recorded during the six month period ended June 30, 2019. Because we elected not to consummate the second closing of the offering in August 2019, the contingent forward purchase obligation did not exist as of June 30, 2020 or December 31, 2019.
Beneficial conversion feature
In February 2020, we completed a rights offering, pursuant to which we sold 6,639,307 shares of common stock and 531,288 shares of Series X Convertible Preferred Stock for gross proceeds of $30.0 million. Because the effective conversion price of the Series X Convertible Preferred Stock on the commitment date was below the fair value of the common stock at the date of issuance, a beneficial conversion feature with a calculated fair value of $2.8 million existed at the issuance date. As the Series X Convertible Preferred Stock was fully convertible at issuance, the full $2.8 million was recorded at issuance as a one-time deemed dividend on February 12, 2020. This one-time, non-cash deemed dividend impacted accumulated deficit and additional paid in capital at June 30, 2020 and net loss attributable to common stockholders and net loss attributable to common stockholders per share for the six months ended June 30, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2020.
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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Collaboration revenue	$3,392	$—	$3,392
Research and development expense	17,634	10,743	6,891
General and administrative expense	3,969	3,525	444
Other income (expense), net	(95)	721	(816)
Collaboration revenue
Collaboration revenue was $3.4 million for the three months ended June 30, 2020. Our collaboration revenue is generated from our ongoing collaboration with Mundipharma, and generally consists of reimbursements for global development expenses.
Research and development expenses
Research and development expenses were $17.6 million for the three months ended June 30, 2020 and $10.7 million for the three months ended June 30, 2019. The increase in research and development expenses is primarily due to higher clinical expenses associated with the rezafungin clinical trials and increased spend on our Cloudbreak antiviral platform.
General and administrative expenses
General and administrative expenses were $4.0 million for the three months ended June 30, 2020 and $3.5 million for the three months ended June 30, 2019. The increase in general and administrative expenses is primarily due to higher consulting expenses and legal expenses associated with securing intellectual property rights.
Other income (expense)
Other expense during the three month period ended June 30, 2020 related primarily to interest expense in connection with our loan from Pacific Western Bank. Other income during the three month period ended June 30, 2019 related primarily to the change in the fair value of the contingent forward purchase obligations and interest income generated from cash held in interest-bearing investments, partially offset by interest expense in connection with our loan from Pacific Western Bank.
Comparison of the six months ended June 30, 2020 and 2019
The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Collaboration revenue	$5,922	$—	$5,922
Research and development expense	30,630	23,412	7,218
General and administrative expense	8,064	7,260	804
Other income (expense), net	(73)	564	(637)
Collaboration revenue
Collaboration revenue was $5.9 million for the six months ended June 30, 2020. Our collaboration revenue is generated from our ongoing collaboration with Mundipharma, and generally consists of reimbursements for global development expenses.

Research and development expenses
Research and development expenses were $30.6 million for the six months ended June 30, 2020 and $23.4 million for the six months ended June 30, 2019. The increase in research and development expenses is primarily due to higher clinical expenses associated with the rezafungin clinical trials and increased spend on our Cloudbreak antiviral platform.
General and administrative expenses
General and administrative expenses were $8.1 million for the six months ended June 30, 2020 and $7.3 million for the six months ended June 30, 2019. The increase in general and administrative expenses is primarily due to higher consulting expenses and legal expenses associated with securing intellectual property rights.
Other income (expense)
Other expense during the six months ended June 30, 2020 related primarily to interest expense in connection with our loan from Pacific Western Bank, partially offset by interest income generated from cash held in interest-bearing investments. Other income during the six months ended June 30, 2019 related primarily to the change in the fair value of the contingent forward purchase obligation and income generated from cash held in interest-bearing investments, partially offset by interest expense in connection with our loan from Pacific Western Bank.

LIQUIDITY AND CAPITAL RESOURCES
We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2020, we had an accumulated deficit of $295.4 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through equity, debt or other financing structures, or through collaborations, strategic alliances or licensing arrangements with third parties, or through receiving government and/or charitable grants or contracts.
As of June 30, 2020, we had $64.1 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(29,200)	$(29,954)
Investing activities	(132)	(35)
Financing activities	33,149	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,817	$(29,989)
Operating activities
Net cash used in operating activities was $29.2 million for the six months ended June 30, 2020, compared to $30.0 million for the six months ended June 30, 2019. Cash used in operating activities was primarily attributable to a net loss of $32.8 million for the six months ended June 30, 2020 and $30.1 million for the six months ended June 30, 2019. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our primary investing activities during the six months ended June 30, 2020 and 2019 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the six months ended June 30, 2020 primarily consisted of net proceeds of $29.2 million from the sale of 6,639,307 shares of common stock and 531,288 shares of Series X Convertible Preferred Stock pursuant to the exercise of subscription rights issued in our rights offering. During the six months ended June 30, 2020, we also sold 1,334,369 shares of our common stock under our controlled equity sales agreement with Cantor Fitzgerald & Co for net proceeds of approximately $4.7 million, after deducting placement agent fees.

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
Management performed an analysis of our ability to continue as a going concern. We believe, based on our current operating plans, that our existing cash, cash equivalents and restricted cash, Loan Agreement with Pacific Western Bank, and anticipated interest income will not be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2020, we did not have any off-balance sheet arrangements.
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

As of June 30, 2020, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
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
Risks Related to the COVID-19 Pandemic
*Our operations, business and financial results have been and could continue to be adversely impacted by the current public health pandemic related to COVID-19.
In January 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of novel coronavirus known as COVID-19 and, in March 2020, the WHO declared the COVID-19 outbreak a pandemic, or the COVID-19 pandemic. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business interruptions and shutdowns. These precautions have disrupted our business operations and prospects. For example, we have experienced, and expect to continue to experience, trial site activation and enrollment delays for the ReSTORE and ReSPECT clinical trials due to facility restrictions, quarantines, travel restrictions and other precautions. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could impair our ability to raise capital when needed. While the disruption from COVID-19 has had and we expect it to continue to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time. In addition, to the extent the ongoing COVID-19 outbreak continues to adversely affect our business, financial condition, results of operations and growth prospects, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this "Risk Factors" section.
Risks Related to Drug Discovery, Development and Commercialization
*We depend heavily on the success of rezafungin, currently in Phase 3 clinical development, and we also are very early in our development efforts from our Cloudbreak program, neither of which may be successful.
We are currently conducting one Phase 1 and two Phase 3 clinical trials of rezafungin. We are also conducting preclinical studies of AVCs in our Cloudbreak program for viral infections. Our assumptions about why rezafungin is worthy of continued development, as well as our assumptions about the market for rezafungin or any potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of marketing approval for rezafungin, and the regulatory paths for marketing approval for products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin and any other product candidates we may develop will depend on many factors, including the following:

•	the impact of the COVID-19 pandemic on our operations;

•	our ability to secure adequate additional funding;

•	agreement with regulatory authorities on study design and other requirements for study initiation;

•	successful completion of preclinical studies;

•	successful enrollment in, and completion of, clinical trials;

•	demonstrating safety and efficacy;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and technologies;

•	launching commercial sales of the product candidates if and when approved;

•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the products following approval; and

•	enforcing and defending intellectual property rights and claims.
If we do not timely enroll the ReSTORE and ReSPECT Phase 3 clinical trials, or if we are unable to secure additional funding, we will not be able to complete the Phase 3 clinical development plans for rezafungin. If we do not accomplish one or more of any of the other goals in a timely manner, or at all, we could experience significant delays or an inability to successfully complete the development of and commercialize our product candidates, which would harm our business.
*If we experience delays or difficulties in enrolling patients in the ReSTORE or ReSPECT clinical trials, our timing to complete the rezafungin clinical development program, and therefore our receipt of necessary regulatory approvals, could be delayed or prevented.
We may not be able to complete the ReSTORE or ReSPECT clinical trials if we are unable to identify and enroll a sufficient number of eligible patients, as required by the FDA or similar regulatory authorities outside the United States, or if we do not believe that the number of patients required by such regulatory authorities can be enrolled in a reasonable timeframe.
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
Additionally, timely enrollment in the ReSTORE and ReSPECT trials is reliant on global clinical trial sites, most of which have been adversely affected by the COVID-19 global pandemic. For example, clinical trial sites located in the United States and Asia, including China and South Korea, are an important part of our ReSTORE clinical trial and clinical trial sites located in Europe are an important part of both the ReSTORE and ReSPECT trials. All of these regions have been heavily impacted by the COVID-19 coronavirus. Some factors from the COVID-19 coronavirus outbreak that have adversely affected enrollment in our Phase 3 trials include:

•
the diversion of healthcare resources away from the conduct of clinical trial matters to focus on pandemic concerns, including the attention of infectious disease physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

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
In addition, some of our competitors may have onoing or new clinical trials for product candidates that would treat the same indications as rezafungin, or be used in the same patients and, therefore, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

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
Our inability to enroll and retain a sufficient number of patients in a reasonable timeframe may require us to abandon the entire rezafungin Phase 3 clinical development program or terminate one of our Phase 3 clinical trials. Enrollment delays in ReSTORE or ReSPECT will result in increased development costs, which could cause the value of our company to decline and could limit our ability to obtain necessary additional financing.
*If clinical trials for rezafungin or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A delay in starting or completing our clinical trials would materially impact our timelines and our ability to complete development of our product candidates in a timely manner or at all. For example, our entire rezafungin clinical development program has been severely impacted by the effects of the COVID-19 global pandemic. Additionally, our ability to complete our rezafungin Phase 3 development program is dependent on our ability to secure adequate additional funding.
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
We are also in discussions with regulatory authorities about the final trial design of, and other matters related to, our ReSPECT Phase 3 clinical trial for prophylaxis. These discussions and potential design changes could lead to delays in the completion of the ReSPECT trial.
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
If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by hospitals and hospital pharmacies, physicians, patients, third-party payors and others in the medical community for us to achieve commercial success. If our product candidates do not achieve an adequate level of acceptance, we may not generate sufficient product revenue to become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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
We expect that if we are successful in developing influenza product candidates identified through our Cloudbreak antiviral program, such product candidates will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including neurominidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak antiviral platform for the treatment or prevention of other invasive viral infections, such as the human immunodeficiency virus, or HIV, the respiratory syncytial virus, or RSV, and CoV. We are aware of a number of approved and investigational therapies in these areas also.
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
In connection with the preparation of our financial statements for the period ended June 30, 2020, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance our Cloudbreak program is also dependent on our ability to obtain additional funding.
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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of June 30, 2020, we had cash, cash equivalents, and restricted cash of $64.1 million.
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
Since our inception, we have incurred significant operating losses. Our net losses were $32.8 million and $30.1 million for the six month periods ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $295.4 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with the Mundipharma Collaboration. We have devoted substantially all of our financial resources and efforts to research and development. We are currently conducting the ReSTORE and ReSPECT Phase 3 clinical trials of rezafungin, Phase 1 and non-clinical studies of rezafungin, and preclinical studies of our AVCs. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
We were founded in December 2012 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential development and product candidates, and undertaking preclinical studies and conducting clinical trials. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.
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
We may seek to collaborate with other pharmaceutical and biotechnology companies to advance the Cloudbreak program, or for the completion of development and commercialization of rezafungin in the U.S. and Japan. We may also seek funding from government grants or contracts to advance the Cloudbreak program. We cannot be certain that we will be successful in completing any such collaboration or obtaining any such government grants or contracts, or completing any of them on commercially reasonable terms.
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
In addition, the ability of these third parties to conduct certain of their operations, including monitoring of clinical sites, may be limited by the COVID-19 pandemic, and to the extent that such third parties are unable to fulfil their contractual obligations as a result of the COVID-19 pandemic or government orders in response to the pandemic, we may have limited or no recourse under the terms of our contractual agreements with such third parties. Further, if any of the third parties with whom we engage were to experience shutdowns or other substantial disruptions due to the COVID-19 pandemic, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.
*We have no experience manufacturing product candidates on a clinical or commercial scale and will be dependent on third parties for the manufacture of our product candidates. If we experience problems with any of these third parties, they could delay clinical development or marketing approval of our product candidates or our ability to sell any approved products.
We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical studies and clinical trials, and for commercial supply of any of these product candidates should we obtain marketing approval.
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
There are a number of incentive programs administered by the FDA and other regulatory bodies to facilitate development of drugs in areas of unmet medical need. In the United States, rezafungin has been designated a Qualified Infectious Disease Product, or QIDP, a fast track product, and, with respect to the indication for treatment of candidemia and invasive candidiasis, rezafungin has also been designated as an orphan drug.  Rezafungin also received QIPD and fast track designation in the U.S. for the prevention of invasive fungal infections in adults undergoing allogeneic bone marrow transplantation. Our collaboration partner plans to seek designation as an orphan drug in Europe for the prophylaxis indication and the treatment indication. Our product candidates may not qualify for, or maintain, designations under these or other similar incentive programs. For example, rezafungin has not received orphan drug designation in the U.S. for the prevention indication. Our inability to fully take advantage of these incentive programs may require us to run larger trials, incur delays, lose opportunities that may not otherwise be available to us, lose marketing exclusivity for which we would otherwise be eligible and incur greater expense in the development of our product candidates.
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

*Our relationships with customers, health care professionals and third-party payors may be subject to applicable healthcare laws, which could expose us to penalties, including administrative, civil or criminal penalties, damages, fines, imprisonment, exclusion from participation in federal healthcare programs such as Medicare and Medicaid, reputational harm, the curtailment or restructuring of our operations and diminished future profits and earnings.
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

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•
the federal false statements statute enacted under HIPAA, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•
the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, which require, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments to physicians, as defined by such law, and other transfers of value and physician ownership and investment interests; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payors, including private insurers, some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
*We are subject to extensive laws and regulations related to data privacy, and our failure to comply with these laws and regulations could harm our business.
We are subject to laws and regulations governing data privacy and the protection of personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal data in the EU is governed by the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third party service providers process, including in clinical trials conducted in the United States and EU. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.
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
For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal and replace certain aspects of the Affordable Care Act and we expect such challenges to continue. Since January 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act's mandated "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans and also increased, effective January 1, 2019, the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. In 2018, CMS published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall of 2020. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us.
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
Further, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect through 2030 unless additional congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Additionally, in January 2013, the President signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the Trump administration released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
We incur significant costs as a result of operating as a public company, and our management devotes substantial time to compliance initiatives.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 42,019,195 shares of common stock outstanding as of June 30, 2020. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
Our management has broad discretion in the application of our working capital. Because of the number and variability of factors that determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Our management might not apply our working capital in ways that ultimately increase the value of your investment. We expect to use our working capital to fund research and development activities and general operating expenses. The failure by our management to apply this working capital effectively could harm our business. Pending its use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could adversely affect our business and financial condition.
While the Delaware courts have determined that exclusive choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of capital raising and other transactions that have occurred since our inception in 2012, we may or may not have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2019, we had U.S. net operating loss carryforwards of approximately $214.6 million, portions of which will begin to expire in 2033, and which could be limited if we experience an “ownership change.” In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.
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

*Our operations are vulnerable to interruption by natural disasters, power loss, terrorist activity, public health crisis, pandemic diseases and other events beyond our control, the occurrence of which could materially harm our business.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3.3(4)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

4.3(4)	Form of Common Stock Purchase Warrant for First Private Placement.

4.4	Description of the Registrant's Securities.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 21, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: August 13, 2020	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ James Levine
James Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)