Form 10-Q
period 2020-09-30
Cidara Therapeutics, Inc.
filed 2020-11-05
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒
As of October 31, 2020, the registrant had 43,937,878 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,520	$50,268
Restricted cash	8,148	10,000
Accounts receivable, prepaid expenses and other current assets	6,519	5,546
Total current assets	60,187	65,814
Property and equipment, net	396	429
Operating lease right-of-use asset	1,063	1,632
Other assets	2,023	1,101
Total assets	$63,669	$68,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,024	$1,887
Accrued liabilities	6,167	4,068
Accrued compensation and benefits	3,550	3,658
Deferred revenue	13,091	9,803
Current portion of lease liability	910	818
Current portion of term loan	8,129	9,965
Total current liabilities	33,871	30,199
Lease liability	245	942
Total liabilities	34,116	31,141
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2020 and December 31, 2019:
Series X Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2020 and December 31, 2019; 1,044,278 and 565,231 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2020 and December 31, 2019; 43,936,026 and 33,838,466 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	342,615	297,659
Accumulated deficit	(313,066)	(259,827)
Total stockholders' equity	29,553	37,835
Total liabilities and stockholders' equity	$63,669	$68,976

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenues:
Collaboration revenue	$2,416	$19,100	$8,338	$19,100
Total revenues	2,416	19,100	8,338	19,100
Operating expenses:
Research and development	16,258	11,499	46,888	34,911
General and administrative	3,687	4,573	11,751	11,833
Total operating expenses	19,945	16,072	58,639	46,744
Income (loss) from operations	(17,529)	3,028	(50,301)	(27,644)
Other income (expense):
Change in fair value of contingent forward purchase obligations	—	—	—	411
Interest income (expense), net	(103)	11	(176)	164
Total other income (expense), net	(103)	11	(176)	575
Net income (loss) and comprehensive income (loss)	$(17,632)	$3,039	$(50,477)	$(27,069)
Allocation of earnings to participating securities	—	(444)	—	—
Recognition of beneficial conversion feature	—	—	(2,762)	—
Net income (loss) attributable to common shareholders	$(17,632)	$2,595	$(53,239)	$(27,069)
Basic net earnings (loss) per common share	$(0.41)	$0.08	$(1.31)	$(1.05)
Diluted net earnings (loss) per common share	$(0.41)	$0.08	$(1.31)	$(1.05)

Shares used to compute basic net earnings (loss) per common share	43,208,308	33,961,117	40,685,828	25,735,134
Shares used to compute diluted net earnings (loss) per common share	43,208,308	39,807,138	40,685,828	25,735,134

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Operating activities:
Net loss	$(50,477)	$(27,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219	251
Stock-based compensation	3,243	4,050
Non-cash interest expense	13	22
Amortization of debt issuance costs	4	7
Operating lease right-of-use assets and liabilities, net	(35)	53
Change in fair value of contingent forward purchase obligations	—	(411)
Changes in assets and liabilities:
Accounts receivable, prepaid expenses, other current assets, and other assets	(1,927)	(1,727)
Accounts payable and accrued liabilities	2,265	270
Accrued compensation and benefits	124	319
Deferred revenue	3,288	10,900
Net cash used in operating activities	(43,283)	(13,335)

Investing activities:
Purchases of property and equipment	(186)	(35)
Net cash used in investing activities	(186)	(35)

Financing activities:
Proceeds from issuance of common and preferred stock pursuant to rights offering, net of issuance costs	29,186	—
Proceeds from issuance of common stock, net of issuance costs	9,521	3,624
Proceeds from exercise of stock options	14	—
Proceeds from issuance of common stock pursuant to Stock Purchase Agreement	—	9,008
Principal paid on Term Loan	(1,852)	—
Net cash provided by financing activities	36,869	12,632
Net decrease in cash, cash equivalents, and restricted cash	(6,600)	(738)
Cash, cash equivalents, and restricted cash at beginning of period	60,268	74,562
Cash, cash equivalents, and restricted cash at end of period	$53,668	$73,824

Supplemental disclosure of cash flows:
Interest paid	$357	$472
Non-cash investing activities:
Right-of-use asset obtained in exchange for lease liability	$—	$2,295
Non-cash financing activities:
Sale of shares pursuant to Employee Stock Purchase Plan	$231	$210

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
(unaudited)

	Three and Nine Months Ended September 30, 2020
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2019	565,231	$—	33,838,466	$3	$297,659	$(259,827)	$37,835
Rights offering, net of offering costs	531,288	—	6,639,307	1	29,185	—	29,186
Recognition of beneficial conversion feature	—	—	—	—	2,762	(2,762)	—
Issuance of common stock, net of offering costs	—	—	7,600	—	19	—	19
Issuance of common stock for exercise of options	—	—	1,834	—	5	—	5
Issuance of common stock for restricted share units vested	—	—	72,304	—	—	—	—
Stock-based compensation	—	—	—	—	1,246	—	1,246
Net loss	—	—	—	—	—	(14,539)	(14,539)
Balance, March 31, 2020	1,096,519	—	40,559,511	4	330,876	(277,128)	53,752
Issuance of common stock, net of offering costs	—	—	1,326,769	—	4,680	—	4,680
Issuance of common stock under Employee Stock Purchase Plan	—	—	132,915	—	231	—	231
Stock-based compensation	—	—	—	—	995	—	995
Net loss	—	—	—	—	—	(18,306)	(18,306)
Balance, June 30, 2020	1,096,519	—	42,019,195	4	336,782	(295,434)	41,352
Issuance of common stock, net of offering costs	—	—	1,388,448	—	4,822	—	4,822
Issuance of common stock upon conversion of Series X Convertible Preferred Stock	(52,241)	—	522,410	—	—	—	—
Issuance of common stock for exercise of options	—	—	3,473	—	9	—	9
Issuance of common stock for restricted share units vested	—	—	2,500	—	—	—	—
Stock-based compensation	—	—	—	—	1,002	—	1,002
Net loss	—	—	—	—	—	(17,632)	(17,632)
Balance, September 30, 2020	1,044,278	$—	43,936,026	$4	$342,615	$(313,066)	$29,553

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
(unaudited)

	Three and Nine Months Ended September 30, 2019
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2018	445,231	$—	27,816,014	$3	$277,871	$(218,735)	$59,139
Stock-based compensation	—	—	—	—	1,284	—	1,284
Issuance of common stock for restricted share units vested	—	—	25,837	—	—	—	—
Issuance of Series X Convertible Preferred Stock in exchange for common stock	120,000	—	(1,200,000)	—	—	—	—
Net loss	—	—	—	—	—	(16,561)	(16,561)
Balance, March 31, 2019	565,231	—	26,641,851	3	279,155	(235,296)	43,862
Stock-based compensation	—	—	—	—	1,257	—	1,257
Issuance of common stock under Employee Stock Purchase Plan	—	—	126,138	—	210	—	210
Net loss	—	—	—	—	—	(13,547)	(13,547)
Balance, June 30, 2019	565,231	—	26,767,989	3	280,622	(248,843)	31,782
Stock-based compensation	—	—	—	—	1,509	—	1,509
Issuance of common stock for restricted share units vested	—	—	39,852	—	—	—	—
Issuance of common stock pursuant to Stock Purchase Agreement	—	—	4,781,408	—	9,008	—	9,008
Sale of common stock, net of issuance costs	—	—	1,417,031	—	3,624	—	3,624
Net income	—	—	—	—	—	3,039	3,039
Balance, September 30, 2019	565,231	$—	33,006,280	$3	$294,763	$(245,804)	$48,962

See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of novel anti-infectives for the treatment and prevention of diseases that are inadequately addressed by current standard of care therapies. The Company is developing a pipeline of product and development candidates, with a focus on serious fungal and viral infections. The Company’s lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious fungal infections. In addtion, the Company is also using its Cloudbreak® antiviral platform to develop Antiviral Fc-Conjugates, or AVCs, for the prevention and treatment of influenza and other viral infections, including the strain causing COVID-19.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At September 30, 2020, the Company had an accumulated deficit of $313.1 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At September 30, 2020, the Company had cash, cash equivalents and restricted cash of $53.7 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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

Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2020 and 2019.
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
Cash, Cash Equivalents and Restricted Cash
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
Patent Costs
The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications), and such costs are included in general and administrative expenses in the accompanying statements of operations and comprehensive loss.

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
Net Earnings (Loss) Per Share
The Company follows the authoritative guidance which establishes standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company. The guidance requires earnings to be hypothetically allocated between the common, preferred, and other participating shareholders based on their respective rights to receive non-forfeitable dividends, whether or not declared. Participating securities include Series X Preferred stock (see Note 5). Basic net earnings per share is then calculated by dividing income allocable to common shareholders (after the reduction for any preferred stock and assuming current income for the period had been distributed) by the number of shares of common stock outstanding during the period. The Company calculates diluted net earnings per share using the more dilutive of the 1) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or 2) the two-class method.
The following table sets forth the computation of basic and diluted net earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(17,632)	$3,039	$(50,477)	$(27,069)
Allocation of earnings to participating securities	—	(444)	—	—
Recognition of beneficial conversion feature	—	—	(2,762)	—
Numerator for basic net earnings (loss) per share - income available to common stockholders	$(17,632)	$2,595	$(53,239)	$(27,069)

Effect of participating securities:
Add back allocation of earnings to participating securities	—	444	—	—
Numerator for diluted net earnings (loss) per share - income available to common stockholders after assumed conversions	$(17,632)	$3,039	$(53,239)	$(27,069)

Denominator:
Denominator for basic net earnings (loss) per share - common shares outstanding	43,208,308	33,961,117	40,685,828	25,735,134
Effect of dilutive securities:
Series X Preferred stock, as converted	—	5,815,825	—	—
RSUs and PRSUs	—	30,196	—	—
Denominator for diluted net earnings (loss) per share - adjusted weighted average shares outstanding	43,208,308	39,807,138	40,685,828	25,735,134

Basic net earnings (loss) per common share	$(0.41)	$0.08	$(1.31)	$(1.05)
Diluted net earnings (loss) per common share	$(0.41)	$0.08	$(1.31)	$(1.05)

Basic net loss per share is calculated by dividing the net loss allocable to common shares by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss allocable to common shares by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of warrants, Series X Convertible Preferred Stock, and unvested restricted common stock subject to repurchase, as well as RSUs, and PRSUs and options outstanding under the Company’s stock option plans. In loss periods, basic and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.
Net loss allocable to common shares for the nine months ended September 30, 2020 includes a one-time, non-cash deemed dividend of $2.8 million resulting from the recognition of a beneficial conversion feature. See Note 5 to the financial statements for additional information.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net earnings (loss) per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock warrants	12,517,328	12,517,328	12,517,328	12,517,328
Series X Convertible Preferred stock	10,442,780	—	10,442,780	5,652,310
Common stock options, RSUs and PRSUs issued and outstanding	6,687,793	5,590,883	6,687,793	5,606,057
Total	29,647,901	18,108,211	29,647,901	23,775,695
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
In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity," simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this ASU amends the diluted EPS calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt this ASU using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. The Company is assessing the impact the adoption of this ASU will have on its financial statements.

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
As discussed in Note 5, on May 21, 2018, the Company entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing, which were to be triggered by the Company's announcement of topline data of Part B of its STRIVE Phase 2 clinical trial of rezafungin, contained features for subsequent closings that were not solely within the control of the Company and that embodied an obligation that the Company would have settled by issuing a variable number of shares when the obligation was based predominantly on having a fixed value at inception. In accordance with ASC 480, "Distinguishing Liabilities from Equity," the Company determined that these closings were classified as liabilities and represented contingent forward purchase obligations. These liabilities were required to be recorded at their estimated fair value initially and on a recurring basis. The contingent forward purchase obligations were classified within Level 3 of the fair value hierarchy as the Company was using a probability-weighted valuation approach, utilizing significant unobservable inputs including the probability and estimated timing of achieving positive or negative results associated with Part B of the STRIVE Phase 2 clinical trial and estimated discount rates related to the risk of achievement of the expected equity issuances. The liability was initially recorded at $4.3 million on May 21, 2018. Fair value adjustments resulting in a gain of $0.4 million were recorded during the nine month period ended September 30, 2019. The contingent forward purchase obligation did not exist as of September 30, 2020 and December 31, 2019.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
September 30, 2020
Assets:
Cash and money market funds	$45,520	$45,520	$—	$—
Restricted cash and money market accounts	8,148	8,148	—	—
Total assets at fair value	$53,668	$53,668	$—	$—

December 31, 2019
Assets:
Cash and money market accounts	$50,268	$50,268	$—	$—
Restricted cash and money market accounts	10,000	10,000	—	—
Total assets at fair value	$60,268	$60,268	$—	$—
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
On July 27, 2018, the Company and the Lender entered into a Second Amendment to the Loan Agreement, which amended, among other things, the interest-only period, the date of maturity, or the Maturity Date, and the interest rate. The interest-only period will be followed by equal monthly payments of principal and interest. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 0.75%. At September 30, 2020, the Term A Loan bears interest at 4.5%.
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
On November 5, 2019, the Company and the Lender entered into a Third Amendment to the Loan Agreement, which reset the operating covenant to require the Company to maintain cash equal to or greater than the Company's outstanding indebtedness to the Lender, which is equivalent to a compensating balance and results in a restricted cash balance of $8.1 million and $10.0 million as of September 30, 2020 and December 31, 2019, respectively. The amendment also extended the interest-only period through April 3, 2020 and the maturity date through July 3, 2022.
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
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement or the occurrence of a material adverse change, the Lender has the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable. The principal payments due under the Loan Agreement have been classified as a current liability at September 30, 2020 and December 31, 2019 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.
As of September 30, 2020, future principal payments due under the Third Amendment of the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2020	$1,111
December 31, 2021	4,444
December 31, 2022	2,593
Total future principal payments due under the Term A Loan	$8,148
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
With respect to the Series X Convertible Preferred Stock, because the effective conversion price on the commitment date was below the fair value of the common stock at the date of issuance, a beneficial conversion feature with a calculated fair value of $2.8 million existed at the issuance date. As the Series X Convertible Preferred stock is fully convertible at issuance, the full $2.8 million was recorded at issuance as a one-time deemed dividend on February 12, 2020. This one-time, non-cash deemed dividend impacted accumulated deficit and additional paid in capital at September 30, 2020 and net loss attributable to common stockholders and net loss attributable to common stockholders per share for the nine months ended September 30, 2020.
With respect to the common stock, because the purchase price was below fair value on the issuance date, a bonus element exists at the issuance date. Basic and diluted net earnings (loss) per common share and shares used to compute basic and diluted net earnings (loss) per common share have been retroactively adjusted for all periods presented to reflect this bonus element.
Mundipharma Stock Purchase Agreement
On September 3, 2019, the Company entered into a Stock Purchase Agreement, with Mundipharma AG, or the Purchaser, a related party, pursuant to which the Company issued to the Purchaser 4,781,408 shares of its common stock, or the Shares, in a private placement at a price per share of $1.884 (a 20% premium to the volume weighted average price of the Company’s common stock for the 10 trading days prior to September 3, 2019) for an aggregate purchase price of approximately $9.0 million.
Under the Stock Purchase Agreement, until September 3, 2020, or the Lock-Up Period, the Purchaser may not transfer or sell the Shares without the prior written consent of the Company. In addition, pursuant to the terms of the Stock Purchase Agreement, the Company filed a registration statement with the U.S. Securities and Exchange Commission, or the SEC, to register for resale the 4,781,408 shares of common stock purchased by the Purchaser.
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at September 30, 2020.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share. As of September 30, 2020, 1,044,278 shares of Series X Convertible Preferred Stock were issued and outstanding.
On March 22, 2019, the Company entered into an Exchange Agreement with BVF, and certain of its affiliated entities, pursuant to which BVF and certain of its affiliates, without monetary consideration, agreed to exchange an aggregate of 1,200,000 shares of the Company’s common stock for an aggregate of 120,000 shares of the Company’s Series X Convertible Preferred Stock.
On August 12, 2020, the Company received a notice of conversion from BVF, and certain of its affiliated entities, pursuant to which BVF and certain of its affiliates, without monetary consideration, requested that an aggregate of 52,241 shares of the Company’s Series X Convertible Preferred Stock be converted to an aggregate of 522,410 shares of the Company’s common stock.
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of September 30, 2020. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co. During the nine months ended September 30, 2020, the company sold 2,722,817 shares for net proceeds of approximately $9.5 million, after deducting placement agent fees.
Common Stock Warrants
As of September 30, 2020 and December 31, 2019, warrants to purchase 12,517,328 shares of common stock were outstanding at a weighted average exercise price of $6.82 per share.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	September 30, 2020	December 31, 2019
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred Stock	10,442,780	5,652,310
Common stock options, RSUs and PRSUs issued and outstanding	6,687,793	5,360,563
Authorized for future stock awards under the Company's option plans	2,162,475	559,898
Authorized for future issuance under the ESPP	669,210	463,741
Total	32,479,586	24,553,840
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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the nine months ended September 30, 2020, 132,915 shares were issued pursuant to the ESPP.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the nine months ended September 30, 2020:

Number of RSUs and PRSUs
Outstanding at December 31, 2019	383,885
RSUs and PRSUs granted	139,975
RSUs and PRSUs vested	(74,804)
RSUs and PRSUs canceled	(22,721)
Outstanding at September 30, 2020	426,335
Stock-based compensation expense related to RSUs and PRSUs was approximately $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2020, and $0.4 million and $0.6 million, respectively, for the three and nine months ended September 30, 2019. At September 30, 2020, estimated unrecognized compensation expense related to RSUs and PRSUs grants was approximately $1.2 million.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	4,976,678	$4.37	7.27	$3,880
Options granted	1,609,000	2.15
Options exercised	(5,307)	2.56
Options canceled	(318,913)	7.88
Outstanding at September 30, 2020	6,261,458	$3.62	7.29	$2,339
Vested and expected to vest at September 30, 2020	6,261,458	$3.62	7.29	$2,339
Exercisable at September 30, 2020	2,748,520	$5.10	6.57	$590
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$544	$683	$1,673	$1,980
General and administrative	458	826	1,570	2,070
Total	$1,002	$1,509	$3,243	$4,050

The weighted-average grant date fair value of stock options granted by the Company during the nine months ended September 30, 2020 was $1.49 per share. As of September 30, 2020, total unrecognized share-based compensation expense related to unvested stock options was approximately $4.1 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.49 years.
As of September 30, 2020, total unrecognized compensation expense related to the ESPP was approximately $0.1 million. This unrecognized compensation cost is expected to be recognized over approximately 0.4 years.

7. SIGNIFICANT AGREEMENTS AND CONTRACTS
Mundipharma Collaboration Agreement
On September 3, 2019, the Company entered into the Collaboration Agreement with Mundipharma, a related party, for a strategic collaboration to develop and commercialize rezafungin in an intravenous formulation, or the Licensed Product, for the treatment and prevention of invasive fungal infections.
Under the Collaboration Agreement, the Company is responsible for leading the conduct of an agreed global development plan, or the Global Development Plan, that includes the Company’s ongoing Phase 3 pivotal clinical trial of the Licensed Product for the treatment of candidemia and/or invasive candidiasis, or the ReSTORE Trial, and the Company’s planned Phase 3 pivotal clinical trial of the Licensed Product for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients, or the ReSPECT Trial, as well as specified GLP-compliant non‑clinical studies and chemistry, manufacturing and controls, or CMC, development activities for the Licensed Product. Mundipharma is responsible for performing all development activities, other than Global Development Plan activities, that may be necessary to obtain and maintain regulatory approvals for the Licensed Product in the Mundipharma Territory, at Mundipharma’s sole cost.
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
Revenue Recognition
The Company determined the transaction price is equal to the up-front fee of $30.0 million plus the research and development funding of $31.2 million. The common stock issued pursuant to the Mundipharma Stock Purchase Agreement was determined to be issued at fair market value after applying a lack of marketability discount as Mundipharma received restricted shares. Therefore, no additional premium or discount was allocated to the transaction price of the Agreement for the share issuance. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies.
A description of the distinct performance obligations identified under the Agreement, as well as the amount of revenue allocated to each distinct significant performance obligation, is as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Mundipharma during September 2019, therefore the Company recognized the full revenue related to this performance obligation in the amount of $17.9 million in September 2019 as collaboration revenue in its condensed consolidated statements of operations and comprehensive loss.
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
Milestone Payments. The Company determined that as of September 30, 2020, all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the nine months ended September 30, 2020.

The following table presents a summary of the activity in the Company's contract liabilities (recorded as deferred revenue on the balance sheet) during the nine months ended September 30, 2020 (in thousands):

Opening balance, December 31, 2019	$9,803
Payments received in advance	11,626
Revenue from performance obligations satisfied during reporting period	(8,338)
Closing balance, September 30, 2020	$13,091
The closing balance as of September 30, 2020 are classified as a current liability since the rights to consideration are expected to be satisfied within one year.
The following table presents our contract revenues disaggregated by timing of revenue recognition and excludes royalty revenue (in thousands):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Point in Time	Over Time	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
Research and Development Services	$—	$1,995	$—	$7,169
Clinical Supply Services	—	421	—	1,169
Total revenue from Mundipharma Collaboration Agreement	$—	$2,416	$—	$8,338
8. COMMITMENTS AND CONTINGENCIES
Lease Obligations
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company's operating lease as of September 30, 2020 (in thousands):

2020	$242
2021	998
Total undiscounted operating lease payments	$1,240
Less: Imputed interest	(85)
Present value of lease payments	$1,155
The balance sheet classification of the Company's operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$1,063

Current lease liability	$910
Lease liability	245
Total operating lease liability	$1,155
As of September 30, 2020, the weighted average remaining lease term was 1.3 years.
Cash paid for amounts included in the present value of operating lease liabilities was $0.7 million for the nine months ended September 30, 2020.
Operating lease costs were $0.7 million for the nine months ended September 30, 2020. These costs are primarily related to the Company's long-term operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
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
As we continue to actively advance our rezafungin Phase 3 clinical development program, we remain in close contact with our principal investigators and clinical sites and are assessing the impact of COVID-19 on our trials, expected timelines and costs on an ongoing basis. While the ReSTORE Phase 3 clinical trial for the treatment of candidemia and invasive candidiasis and the ReSPECT Phase 3 clinical trial for prophylaxis remain open for enrollment, we continue to monitor the near and long term impact of COVID-19 on the ability of our clinical investigators to recruit patients at each of our global clinical trial sites. In addition, many clinical trial operational activities typically require travel, such as site activation, monitoring, investigators’ meetings and quality audits. These activities are still impacted by travel restrictions.

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
Phase 3 clinical trials
Our Phase 3 clinical development plans for rezafungin are as follows:
•Phase 3 ReSTORE Treatment Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. The ReSTORE clinical trial protocol is modeled after our Phase 2 STRIVE clinical trial. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly for up to four weeks in total, is being compared to caspofungin, dosed daily, with an optional step down to oral fluconazole, in a 1:1 randomization regime. The primary efficacy outcome for the U.S. Food and Drug Administration, or FDA, is all-cause mortality at day 30, and the primary efficacy outcome for the European Medical Agency, or EMA, is global response (clinical, radiological, and mycological response) at day 14. We expect this trial to enroll approximately 184 evaluable patients. Enrollment in the ReSTORE clinical trial remains impacted by the global pandemic to varying degrees by region. Based on recent enrollment trends, we expect the availability of top-line data by the end of 2021; however, the global effect of COVID-19 on enrollment is unpredictable and may change this timing. We expect that the results of the ReSTORE clinical trial, along with the results from the STRIVE clinical trial, will be sufficient to support the submission of marketing approval applications for rezafungin in this indication.
•Phase 3 ReSPECT Prophylaxis (Prevention) Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly doses out to 90 days, is being compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for the FDA and EMA is fungal-free survival at day 90. We expect this trial to enroll approximately 462 patients. While the ReSPECT trial has been impacted by the ongoing effects of the COVID-19 global pandemic, enrollment continues and we are progressing with regulatory and clinical activities so that we may continue activating trial sites. Additionally, commencement of the ReSPECT clinical trial in the United States also remains contingent upon obtaining agreement with the FDA.
Mundipharma Collaboration
On September 3, 2019, we announced a strategic partnership with Mundipharma to develop and commercialize rezafungin in an intravenous formulation for the treatment and prevention of invasive fungal infections. Under the terms of the collaboration agreement, we granted Mundipharma an exclusive, royalty-bearing license to develop, register and commercialize rezafungin outside the U.S. and Japan. The total potential transaction value is $568 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. To date, we have received $9.0 million from the sale of our equity to Mundipharma, $30.0 million in up-front payments and $12.3 million in global development funding. We expect to receive an additional $30.0 million in global development funding, which includes a near-term milestone payment of $11.1 million, as we continue to conduct our rezafungin Phase 3 clinical development program.
Cloudbreak Antiviral Platform
We believe our Cloudbreak antiviral platform is a fundamentally new approach to prevent and treat life-threatening infectious disease that provides potent antimicrobial activity and immune system engagement in a single long-acting molecule. The Cloudbreak antiviral platform recognizes that infectious disease often results when a microbial pathogen is able to evade or overcome the host immune system. Our Cloudbreak candidates are designed to counter infection in two ways, by directly targeting and destroying invading pathogens and by focusing the immune system at the site of infection. We believe this is a potentially transformative approach, distinct from current therapies, monoclonal antibodies and vaccines. Our lead Cloudbreak candidates are AVCs for the prevention and treatment of influenza. In July 2019, we began conducting studies in support of an investigational new drug application on our initial development candidate, CD377 for influenza prevention and pandemic preparedness. In September 2020, we nominated a second development candidate, CD388 (formerly AVC-108), which is similar to CD377 but provides the potential for longer-lasting protection from influenza. We expect to file an IND for the influenza program by the end of 2021.
The Cloudbreak antiviral platform has also enabled us to expand the development of AVCs to target other life-threatening viruses, including RSV and HIV. In response to the global pandemic, we have also leveraged our Cloudbreak antiviral platform to identify, and are now conducting in vitro and in vivo testing of, new AVCs against Coronavirus, or CoV, including the strain causing COVID-19.
Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of September 30, 2020, we had an accumulated deficit of $313.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
In connection with the preparation of our financial statements for the three and nine month period ended September 30, 2020, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for twelve months from the issuance of these financial statements. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:
•the impact of the COVID-19 pandemic and other similar health crises;
•per patient trial costs;
•the number of patients that participate in the trials;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•the length of time required to enroll eligible patients;
•the number of doses that patients receive;
•the drop-out or discontinuation rates of patients;
•potential additional safety monitoring or other studies requested by regulatory authorities;
•the duration of patient follow-up;
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rezafungin	$9,011	$6,946	$27,864	$20,836
Cloudbreak antiviral platform	2,922	776	5,923	2,031
Personnel costs	3,626	3,209	11,235	10,279
Other research and development expenses	699	568	1,866	1,765
Total research and development expenses	$16,258	$11,499	$46,888	$34,911
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

Contingent forward purchase obligation
On May 21, 2018, we entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing were to be triggered by our announcement of topline data from our STRIVE Part B Phase 2 clinical trial of rezafungin. We determined that these closings were classified as liabilities and represent contingent forward purchase obligations. The liability was initially recorded at $4.3 million on May 21, 2018. Fair value adjustments resulting in a loss of $0.4 million were recorded during the nine month period ended September 30, 2019. Because we elected not to consummate the second closing of the offering in August 2019, the contingent forward purchase obligation did not exist as of September 30, 2020 or December 31, 2019.
Beneficial conversion feature
In February 2020, we completed a rights offering, pursuant to which we sold 6,639,307 shares of common stock and 531,288 shares of Series X Convertible Preferred Stock for gross proceeds of $30.0 million. Because the effective conversion price of the Series X Convertible Preferred Stock on the commitment date was below the fair value of the common stock at the date of issuance, a beneficial conversion feature with a calculated fair value of $2.8 million existed at the issuance date. As the Series X Convertible Preferred Stock was fully convertible at issuance, the full $2.8 million was recorded at issuance as a one-time deemed dividend on February 12, 2020. This one-time, non-cash deemed dividend impacted accumulated deficit and additional paid in capital at September 30, 2020 and net loss attributable to common stockholders and net loss attributable to common stockholders per share for the nine months ended September 30, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2020.
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
Preclinical and Clinical Trial Accruals
We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by CROs, clinical trial investigational sites and other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.
Stock-based compensation
We account for stock-based compensation expense related to stock options and employee stock purchase plan rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model. The fair value of RSUs and PRSUs is estimated based on the closing price of our common stock on the date of grant. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. For awards subject to performance-based vesting conditions, we assess the probability of achievement of the individual milestones under the stock-based awards and recognizes stock-based compensation expense over the implicit service period commencing once we believe the performance criteria is probable of achievement. We recognize forfeitures related to stock-based compensation as they occur.
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

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Collaboration revenue	$2,416	$19,100	$(16,684)
Research and development expense	16,258	11,499	4,759
General and administrative expense	3,687	4,573	(886)
Other income (expense), net	(103)	11	(114)
Collaboration revenue
Collaboration revenue was $2.4 million for the three months ended September 30, 2020 and $19.1 million for the three months ended September 30, 2019. Revenue for the three months ended September 30, 2019 included $17.9 million of revenue recognized upon transfer of an intellectual property license to Mundipharma. The remaining revenue for both periods relates to ongoing research and development and clinical supply services provided to Mundipharma.
Research and development expenses
Research and development expenses were $16.3 million for the three months ended September 30, 2020 and $11.5 million for the three months ended September 30, 2019. The increase in research and development expenses is primarily due to higher clinical expenses associated with the rezafungin clinical trials and increased spend on our Cloudbreak antiviral platform.
General and administrative expenses
General and administrative expenses were $3.7 million for the three months ended September 30, 2020 and $4.6 million for the three months ended September 30, 2019. The decrease in general and administrative expenses is primarily due to lower consulting and personnel related expenses.
Other income (expense)
Other expense during the three month period ended September 30, 2020 related primarily to interest expense in connection with our loan from Pacific Western Bank. Other income during the three month period ended September 30, 2019 related primarily to interest income generated from cash held in interest-bearing investments, offset by interest expense in connection with our loan from Pacific Western Bank.
Comparison of the nine months ended September 30, 2020 and 2019
The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Collaboration revenue	$8,338	$19,100	$(10,762)
Research and development expense	46,888	34,911	11,977
General and administrative expense	11,751	11,833	(82)
Other income (expense), net	(176)	575	(751)
Collaboration revenue
Collaboration revenue was $8.3 million for the nine months ended September 30, 2020 and $19.1 million for the nine months ended September 30, 2019. Our collaboration revenue is generated from our ongoing collaboration with Mundipharma, and generally consists of reimbursements for global development expenses. Revenue for the nine months ended September 30, 2019 included $17.9 million of revenue recognized upon transfer of an intellectual property license to Mundipharma. The remaining revenue for both periods relates to ongoing research and development and clinical supply services provided to Mundipharma.
Research and development expenses
Research and development expenses were $46.9 million for the nine months ended September 30, 2020 and $34.9 million for the nine months ended September 30, 2019. The increase in research and development expenses is primarily due to higher clinical expenses associated with the rezafungin clinical trials and increased spend on our Cloudbreak antiviral platform.
General and administrative expenses
General and administrative expenses were $11.8 million for the nine months ended September 30, 2020 and 2019.
Other income (expense)
Other expense during the nine months ended September 30, 2020 related primarily to interest expense in connection with our loan from Pacific Western Bank, partially offset by interest income generated from cash held in interest-bearing investments. Other income during the nine months ended September 30, 2019 related primarily to the change in the fair value of the contingent forward purchase obligation and income generated from cash held in interest-bearing investments, partially offset by interest expense in connection with our loan from Pacific Western Bank.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2020, we had an accumulated deficit of $313.1 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through equity, debt or other financing structures, or through collaborations, strategic alliances or licensing arrangements with third parties, or through receiving government and/or charitable grants or contracts.
As of September 30, 2020, we had $53.7 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(43,283)	$(13,335)
Investing activities	(186)	(35)
Financing activities	36,869	12,632
Net decrease in cash, cash equivalents, and restricted cash	$(6,600)	$(738)
Operating activities
Net cash used in operating activities was $43.3 million for the nine months ended September 30, 2020, compared to $13.3 million for the nine months ended September 30, 2019. Cash used in operating activities was primarily attributable to a net loss of $50.5 million for the nine months ended September 30, 2020 and $27.1 million for the nine months ended September 30, 2019. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our investing activities during the nine months ended September 30, 2020 and 2019 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the nine months ended September 30, 2020 primarily consisted of (i) net proceeds of $29.2 million from the sale of 6,639,307 shares of common stock and 531,288 shares of Series X Convertible Preferred Stock pursuant to the exercise of subscription rights issued in our rights offering and (ii) $9.5 million, after deducting placement agent fees, from the sale of 2,722,817 shares of common stock under our controlled equity sales agreement with Cantor Fitzgerald & Co., or our Sales Agreement, offset by principal payments of $1.9 million made in connection with our loan from Pacific Western Bank. Net cash provided by financing activities during the nine months ended September 30, 2019 consisted of (i) net proceeds of $9.0 million from the sale of 4,781,408 shares of common stock under the Mundipharma Stock Purchase Agreement and (ii) $3.6 million, after deducting placement agent fees, from the sale of 1,417,031 shares of common stock under our Sales Agreement.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2020, we did not have any off-balance sheet arrangements.
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
As of September 30, 2020, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
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
We are currently conducting one Phase 1 and two Phase 3 clinical trials of rezafungin. We are also conducting preclinical studies of AVCs in our Cloudbreak program for viral infections. Our assumptions about why rezafungin is worthy of continued development, as well as our assumptions about the market for rezafungin or any potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of marketing approval for rezafungin, and the regulatory paths for marketing approval for products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin and any other product candidates we may develop will depend on many factors, including the following:
•the impact of the COVID-19 pandemic on our operations;
•our ability to secure adequate additional funding;
•agreement with regulatory authorities on study design and other requirements for study initiation;
•successful completion of preclinical studies;

•successful enrollment in, and completion of, clinical trials;
•demonstrating safety and efficacy;
•receipt of marketing approvals from applicable regulatory authorities;
•establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and technologies;
•launching commercial sales of the product candidates if and when approved;
•acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies;
•a continued acceptable safety profile of the products following approval; and
•enforcing and defending intellectual property rights and claims.
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
Our rezafungin Phase 3 clinical development program is a global program and, as such, our ability to timely enroll the ReSTORE and ReSPECT clinical trials may be affected by many different factors specific to those global localities, such as, delays in our receipt of approval to commence our Phase 3 clinical trials in a particular country from applicable regulatory authorities and ethics committees, timely completion of clinical trial site initiation within each country, delays in local importation and receipt of necessary clinical trial supplies, and our ongoing compliance with local regulations, which may change during the course of the clinical trial. In addition, the ReSTORE and ReSPECT clinical trials are heavily reliant on third-party contractors, including contractors that import clinical trial materials, and CROs that conduct and monitor our clinical trials, and interact with regional or local regulators and ethics committees on our behalf. If we experience significant difficulties with any of our key contractors such that we determine it is in the best interests of the clinical trials to replace a key contractor, this could result in a significant delay in enrollment.
Additionally, timely enrollment in the ReSTORE and ReSPECT trials is reliant on global clinical trial sites, most of which have been adversely affected by the COVID-19 global pandemic. For example, clinical trial sites located in the United States and Asia, including China, Thailand, Singapore, Taiwan, and South Korea, are an important part of our ReSTORE clinical trial and clinical trial sites located in Europe are an important part of both the ReSTORE and ReSPECT trials. All of these regions have been heavily impacted by the COVID-19 coronavirus. Some factors from the COVID-19 coronavirus outbreak that have adversely affected enrollment in our Phase 3 trials include:
•the diversion of healthcare resources away from the conduct of clinical trial matters to focus on pandemic concerns, including the attention of infectious disease physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•limitations imposed by hospitals serving as our clinical trial sites that prohibit entry on hospital premises by persons other than those supporting the hospital's COVID-19 efforts;
•limitations on travel that interrupt key trial activities, such as clinical trial site initiations and monitoring;
•interruption in global shipping affecting the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our trials; and
•employee furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

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
In addition, some of our competitors may have onoing or new clinical trials for product candidates that would treat the same indications as rezafungin, or be used in the same patients and, therefore, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:
•eligibility criteria, including regional or local practices that place additional limitations on patient eligibility;
•availability, safety and efficacy of approved medications or other investigational medications being studied clinically for the disease under investigation;
•perceived risks and benefits of rezafungin;
•efforts to facilitate timely enrollment in clinical trials;
•reluctance of physicians to encourage patient participation in clinical trials;
•the ability to monitor patients adequately during and after treatment;
•the proximity and availability of clinical trial sites for prospective patients;
•delays or failures in maintaining an adequate supply of quality drug product for use in clinical trials; and
•changing treatment patterns that may reduce the burden of disease which rezfungin addresses.
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
We do not know whether either ReSTORE or ReSPECT will be completed on schedule or at all. We are currently experiencing significant delays in these trials arising from the COVID-19 global pandemic. We may experience numerous other unforeseen events that could delay or prevent our ability to commence or complete our clinical trials, which could then delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial on our expected timeline, or at all, or conduct a clinical trial at a prospective trial site or in a given country;

•regulators may disagree with our interpretation of preclinical data, which may impact our ability to commence our trials on our expected timeline or at all;
•regulators may require that trials or studies be conducted, or sized or otherwise designed in ways, that were unforeseen in order to begin planned studies or to obtain marketing authorization;
•we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, modify planned clinical trial designs or abandon product development programs;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate;
•enrollment in these clinical trials may be slower than we anticipate, clinical sites may drop out of our clinical trials or participants may drop out of these clinical trials at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•regulators, institutional review boards or the data safety monitoring board assembled by us to oversee our rezafungin clinical trials may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks due to serious and unexpected side effects;
•the cost of clinical trials of our product candidates may be greater than we anticipate;
•the FDA or comparable foreign regulatory authorities could require that we perform more studies than, or evaluate clinical endpoints other than, those that we currently expect;
•the supply of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be delayed or insufficient, or the quality of such materials may be inadequate; and
•we may be required to delay or terminate studies due to financial constraints.
If we are required to conduct additional clinical trials, or other tests of our product candidates beyond those that we currently contemplate, if we are unable to complete clinical trials of our product candidates or other tests successfully or in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•be delayed in obtaining marketing approval for our product candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•be subject to additional post-marketing testing requirements;
•be subject to significant restrictions on reimbursement from public and/or private payors; or
•have the product removed from the market after obtaining marketing approval.
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
If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by hospitals and hospital pharmacies, physicians, patients, third-party payors and others in the medical community for us to achieve commercial success. If our product candidates do not achieve an adequate level of acceptance, we may not generate sufficient product revenue to become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and potential advantages compared to alternative therapies;
•the size of the markets in the countries in which approvals are obtained;
•terms, limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
•our ability to offer any approved products for sale at competitive prices;
•convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies or dosing regimens;
•the willingness of physicians to prescribe these therapies and, in the case of rezafungin, transition to a once-weekly dosing regimen from traditional once-daily dosing;
•the strength of marketing and distribution support;
•the success of competing products and the marketing efforts of our competitors;
•sufficient third-party payor coverage and adequate reimbursement; and

•the prevalence and severity of any side effects.
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
Factors that may inhibit our efforts to commercialize our product candidates on our own include:
•our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or to achieve adequate numbers of prescriptions for any future products; and
•costs and expenses associated with creating an independent sales and marketing organization.
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
We expect that if we are successful in developing influenza product candidates identified through our Cloudbreak antiviral program, such product candidates will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including influenza vaccines, neuraminidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak antiviral platform for the treatment or prevention of other invasive viral infections, such as the human immunodeficiency virus, or HIV, the respiratory syncytial virus, or RSV, and CoV. We are aware of a number of approved and investigational therapies in these areas also.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and we will face an even greater risk if we commercially sell any products that receive marketing approval. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs and distraction of management to defend any related litigation;
•the initiation of investigations by regulatory bodies;
•substantial monetary awards to trial participants or patients;
•loss of revenue;
•product recalls, withdrawals or labeling, marketing or promotional restrictions; and
•the inability to commercialize any products we may develop.
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
Through our Cloudbreak antiviral platform, we are developing AVCs for the treatment and prevention of viral infections, including influenza, HIV, RSV and CoV. We have nominated the AVCs CD377 and CD388 as our Cloudbreak development candidate for influenza. Our Cloudbreak antiviral platform may not be successful in identifying additional AVCs that could be developed as drug therapies. In addition, our Cloudbreak antiviral platform may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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
In connection with the preparation of our financial statements for the period ended September 30, 2020, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance our Cloudbreak program is also dependent on our ability to obtain additional funding.
On September 3, 2019, we entered into a collaboration and development agreement for rezafungin with Mundipharma, the Mundipharma Collaboration, pursuant to which we granted Mundipharma exclusive commercialization rights to rezafungin outside the U.S. and Japan in exchange for a $30 million upfront payment, near-term funding to support the global Phase 3 ReSTORE and ReSPECT trials, and the potential to receive development, regulatory and commercial milestone payments and double-digit royalties on product net sales. The Mundipharma Collaboration requires, among other things, that we complete the rezafungin development program. Our ability to meet our development obligations under the rezafungin collaboration depends on our ability to obtain additional funding.

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
Even if we raise additional capital, our expenses may increase in connection with our ongoing activities beyond what is currently expected. Our future capital requirements will depend on many factors, including:
•the ongoing effect of the COVID-19 global pandemic and the resulting impact on our rezafungin phase 3 clinical development program;
•the costs and timing to complete our Phase 3 ReSTORE and Phase 3 ReSPECT clinical trials;
•the costs, timing and outcome of any regulatory review of rezafungin or future development candidates;
•our ability to establish and maintain collaborations, when and if necessary, on favorable terms, if at all;
•the costs and timing of commercialization activities, including manufacturing, marketing, sales and distribution, for rezafungin or any future product candidates that receive marketing approval;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•the scope, progress, results and costs of drug discovery, preclinical development, manufacturing development, laboratory testing and clinical trials for our product candidates, for the Cloudbreak antiviral platform; and
•the extent to which we acquire or in-license other product candidates and technologies.
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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of September 30, 2020, we had cash, cash equivalents, and restricted cash of $53.7 million.
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
If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. On September 3, 2019, we licensed all rights to rezafungin outside of the United States and Japan to Mundipharma in exchange for certain payments and royalties on net sales. We may need to enter into similar agreements with other third parties for the development and commercialization of rezafungin outside of the Mundipharma territory, or for the development of AVCs identified from our Cloudbreak program, which may require we relinquish valuable rights to these products.
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
Since our inception, we have incurred significant operating losses. Our net losses were $50.5 million and $27.1 million for the nine month periods ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $313.1 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with the Mundipharma Collaboration. We have devoted substantially all of our financial resources and efforts to research and development. We are currently conducting the ReSTORE and ReSPECT Phase 3 clinical trials of rezafungin, Phase 1 and non-clinical studies of rezafungin, and preclinical studies of our AVCs. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
•submit INDs to the FDA and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards, or IRBs, at clinical trial sites;
•continue to advance rezafungin through clinical development;
•continue the preclinical development of our AVCs from our Cloudbreak antiviral platform or otherwise, and advance one or more of such product candidates into clinical trials;
•seek marketing approvals for rezafungin and other product candidates;
•establish or contract for a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•maintain, expand and enforce our intellectual property portfolio;
•hire additional manufacturing, clinical, regulatory, quality assurance and scientific personnel;
•add operational, financial and management systems and personnel, including personnel to support product development; and
•acquire or in-license other product candidates and technologies.
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
In January 2020, the U.K. and EU entered into a withdrawal agreement pursuant to which the U.K. formally withdrew from the EU on January 31, 2020. Following such withdrawal, the U.K. entered into a transition period scheduled to end on December 31, 2020, or the Transition Period. During the transition period, the U.K. will remain subject to EU law and maintain access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. Under the formal withdrawal arrangements between the United Kingdom and the European Union, the parties had until June 30, 2020 to agree to extend the Transition Period if required. No such extension was agreed prior to such date. No agreement has yet been reached between the U.K. and the EU and it may be the case that no formal customs and trading agreement will be reached prior to the expiry of the Transition Period on December 31, 2020. There remains substantial uncertainty surrounding the ultimate impact of Brexit and any associated transition period.
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
On September 3, 2019, we licensed the rights to rezafungin outside of the U.S. and Japan to Mundipharma, a large international pharmaceutical company. Our ability to complete the development of rezafungin is dependent, in part, on funds provided by Mundipharma. Additionally, our ability to receive payments from this arrangement will depend on Mundipharma’s ability to successfully commercialize rezafungin in its territory.
The Mundipharma Collaboration poses many risks to us, including that our collaborator, Mundipharma:
•has significant discretion in determining the efforts and resources it will apply to commercializing rezafungin in its territory, and may not commit sufficient resources to the marketing and distribution of rezafungin;
•may terminate the collaboration agreement at will;
•may be subject to changes in key personnel or strategic focus, have limited available funding or be subject to other external factors diverting resources or creates competing priorities, all of which could negatively impact the commercialization of rezafungin in its territory;
•may independently develop, or develop with third parties, products that compete directly or indirectly with rezafungin if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•may use our intellectual property or proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or proprietary information or expose us to potential litigation;
•may not agree with certain development decisions resulting in the delay or termination of the program, or that result in costly litigation or arbitration that diverts management attention and resources;
•could be involved in a business combination and the continued pursuit and emphasis on rezafungin could be delayed, diminished or terminated; and
•could be financially impacted by the COVID-19 pandemic.

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
Those factors may include:
•the design or results of preclinical studies, CMC development activities or clinical trials;
•the likelihood of approval by the FDA or similar regulatory authorities outside the United States;
•the potential market for the product candidate in the territories that are the subject of the collaboration;
•the costs and complexities of manufacturing and delivering such product candidate to patients;
•the potential of competing products;
•the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and
•industry and market conditions generally.
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
We currently rely and expect to continue to rely on third parties, such as CROs, contract manufacturers of clinical supplies, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and to conduct some aspects of our research and preclinical testing. Many of these third parties may terminate their engagements with us at any time. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If we need to enter into alternative arrangements, it would delay our product development activities.
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
We may be unable to establish agreements with third-party manufacturers for preclinical, clinical or commercial supply on terms favorable to us, or at all. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party, including the inability to supply sufficient quantities or to meet quality standards or timelines; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
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
There are a number of incentive programs administered by the FDA and other regulatory bodies to facilitate development of drugs in areas of unmet medical need. In the United States, rezafungin has been designated a Qualified Infectious Disease Product, or QIDP, a fast track product, and, with respect to the indication for treatment of candidemia and invasive candidiasis, rezafungin has also been designated as an orphan drug. Rezafungin also received QIPD and fast track designation in the U.S. for the prevention of invasive fungal infections in adults undergoing allogeneic bone marrow transplantation. Our product candidates may not qualify for, or maintain, designations under these or other similar incentive programs. For example, rezafungin may not receive orphan drug designation in the U.S. for the prophylaxis indication. Our inability to fully take advantage of these incentive programs may require us to run larger trials, incur delays, lose opportunities that may not otherwise be available to us, lose marketing exclusivity for which we would otherwise be eligible and incur greater expense in the development of our product candidates.
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
We must obtain marketing approval in each jurisdiction in which we market our products. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not submitted a marketing application or received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process, testing and release and inspection of manufacturing facilities and personnel by the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
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
In addition, later discovery of previously unknown problems with our products, manufacturers or manufacturing processes and facilities or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on such products, manufacturers or manufacturing processes or facilities;
•restrictions on the labeling, marketing, distribution or use of a product;
•requirements to conduct post-approval clinical trials, other studies or other post-approval commitments;
•warning or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•fines, restitution or disgorgement of profits or revenue;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of our products;
•product seizure; and
•injunctions or the imposition of civil or criminal penalties.
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
Healthcare professionals and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with customers, healthcare professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following, among others:
•the federal healthcare anti-kickback statute, which prohibits persons and entities from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
•the federal false claims laws, which impose criminal and civil penalties, including civil whistleblower or qui tam actions under the federal civil False Claims Act, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors that use, disclose or otherwise process individually identifiable health information;
•the federal false statements statute enacted under HIPAA, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, which require, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments to physicians, as defined by such law, and teaching hospitals, and other transfers of value and physician ownership and investment interests, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payors, including private insurers, some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
As of May 25, 2018, the EU General Data Protection Regulation 2016/679, or GDPR replaced the EU General Data Protection Regulation with respect to the processing of personal data in the European Union. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR includes more stringent operational requirements for processors and controllers of personal data and creates additional rights for data subjects. Additionally, in June 2016, United Kingdom voters approved an exit from the EU, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. The United Kingdom left the European Union on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. While the Data Protection Act of 2018, that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EMA to the United Kingdom will remain lawful under GDPR. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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
For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal and replace certain aspects of the Affordable Care Act and we expect such challenges to continue. Since January 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act's mandated "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans and also increased, effective January 1, 2019, the percentage that a drug manufacturer participating in Medicare Part D must discount the cost of prescription drugs from 50 percent to 70 percent. In 2018, CMS published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us.
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
Further, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect through 2030 unless additional congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the Trump administration previously released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie certain Medicare Part B drug prices to international drug prices, the details of which were released on September 13, 2020 and expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
Further, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on August 6, 2020, President Trump issued an executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and promote the production of drug products in the United States. We expect that additional healthcare reform measures will be adopted within and outside the United States in the future, any of which could add difficulty to the regulatory approval processes for our product candidates or limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. The continuing efforts of third-party payors to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability and the level of taxes that we are required to pay.
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
Further, the existing and/or future patents, if any, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent and patent applications we own with respect to rezafungin or our AVCs or the patents we pursue related to any of our other product candidates or compounds is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize the product candidates or compounds. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced, although a patent term extension or supplementary protection certificate having varied scope may be available in certain jurisdictions to compensate for some of the lost patent term. In addition, we do not know whether:
•we were the first to make the inventions covered by each of our pending patent applications or our issued patents;
•we were the first to file patent applications for these inventions;
•others will independently develop similar or alternative technologies or duplicate any of our technologies;
•any of our pending patent applications will result in issued patents;
•any of our patents, once issued, will be valid or enforceable or will issue with claims sufficient to protect our products, or will be challenged by third parties;
•any patents issued to us will provide us with any competitive advantages;
•we will develop additional proprietary technologies that are patentable; or
•the patents of others will have an adverse effect on our business.
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
Contracts funded by the U.S. government and its agencies include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:
•terminate agreements, in whole or in part, for any reason or no reason;
•reduce or modify the government’s obligations under such agreements without the consent of the other party;
•claim rights, including intellectual property rights, in products and data developed under such agreements;
•audit contract-related costs and fees, including allocated indirect costs;
•suspend the contractor from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;
•impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;
•suspend or debar the contractor from doing future business with the government;
•control and potentially prohibit the export of products; and
•pursue criminal or civil remedies under the Federal Civil Monetary Penalties Act and the federal civil False Claims Act and similar remedy provisions specific to government agreements.
In addition, government contracts contain additional requirements that may increase our costs of doing business, reduce our profits and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:
•specialized accounting systems unique to government contracts;
•mandatory financial audits and potential liability for price adjustments or recoupment of government funds after such funds have been spent;
•public disclosures of certain contract information, which may enable competitors to gain insights into our research program; and
•mandatory socioeconomic compliance requirements, including labor standards, anti-human-trafficking, non-discrimination, and affirmative action programs and environmental compliance requirements.

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
If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:
•termination of contracts;
•forfeiture of profits;
•suspension of payments;
•fines; and
•suspension or prohibition from conducting business with the United States government.
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
We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under our government grant contracts. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:
•the Federal Acquisition Regulations, or FAR, and agency-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;
•business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and include other requirements such as the Anti-Kickback Statute and Foreign Corrupt Practices Act;

•export and import control laws and regulations; and
•laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
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
Since early March 2020, we have taken precautionary measures intended to help minimize the risk of COVID-19 to our employees and their families, including temporarily moving to working remotely for all personnel other than those supporting laboratory operations. We have suspended non-essential travel worldwide for our employees and convene company meetings virtually. Further measures may be taken as the COVID-19 outbreak continues. These measures could negatively affect our business. For instance, remote work may disrupt our operations, limit our ability to interact with and effectively manage our third-party manufacturers CROs or current and planned clinical trial sites. The measures taken now or in the future to contain the COVID-19 pandemic could negatively affect our ability to recruit and engage new employees and contractors necessary to the successful operation of our business.
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
The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:
•changes in the market valuations of similar companies;
•the commencement, timing, enrollment or results of the current and planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter, "complete response" letter, or a request for additional information;
•adverse results, suspensions, terminations or delays in pre-clinical or clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial or development program;
•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•the impact of the COVID-19 pandemic on our business and industry as well as the global economy;
•changes in laws or regulations applicable to our products, including but not limited to requirements for approvals;
•changes in the structure of healthcare payment systems or limitations on the ability of hospitals and outpatient treatment centers to receive adequate reimbursement for the purchase and use of our products;
•adverse developments concerning our contract manufacturers;
•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices or acceptable quality;
•our inability to establish collaborations, if needed;
•our failure to commercialize our product candidates successfully, or at all;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of our product candidates;
•the introduction of new products or services offered by us or our competitors;
•announcements of significant acquisitions, strategic partnerships, joint ventures, government grants or contracts or capital commitments by us or our competitors;
•our ability to effectively manage our growth;
•the size and growth of our fungal infection, bacterial infection or other target markets;
•our ability to successfully enter new markets or develop additional product candidates;
•actual or anticipated variations in quarterly operating results;
•our cash position and our ability to raise additional capital and the manner and terms on which we raise it, and the expectation of future fundraising activities by us;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of research reports or other media coverage about us or our industry or our therapeutic approaches in particular or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•overall performance of the equity markets;

•sales of our common stock by us or our stockholders in the future or the expectation of such sales;
•the trading volume of our common stock;
•changes in accounting practices;
•ineffectiveness of our internal controls;
•disputes or other developments relating to proprietary rights, including patent rights, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.
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
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of GAAP or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 43,936,026 shares of common stock outstanding as of September 30, 2020. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer or by a majority of the total number of authorized directors;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.
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
Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of capital raising and other transactions that have occurred since our inception in 2012, we may or may not have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2019, we had U.S. net operating loss carryforwards of approximately $214.6 million, portions of which will begin to expire in 2033, and which could be limited if we experience an “ownership change.” In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.
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

Cidara Therapeutics, Inc.

Date: November 5, 2020	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ James Levine
James Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)