Form 10-K
period 2020-12-31
Cidara Therapeutics, Inc.
filed 2021-02-25
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 30, 2020, was approximately $151.0 million.
The number of shares of Registrant’s common stock outstanding as of February 18, 2021 was 48,043,143.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2020.

CIDARA THERAPEUTICS, INC.

CIDARA THERAPEUTICS, INC.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;
•our plans to research, develop and commercialize our product candidates;
•our ability to fund our working capital requirements;
•our expected clinical trial designs and regulatory pathways;
•our ability to obtain and maintain regulatory approval of our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;
•the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•the rate and degree of market acceptance of our products that are approved;
•our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
•regulatory developments in the United States and foreign countries;
•the performance of our third-party suppliers and manufacturers;
•the success of competing therapies that are or may become available;
•our expectations for the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;
•our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•our ability to obtain and maintain intellectual property protection for our product candidates;
•our ability to use our Cloudbreak antiviral platform to identify development candidates, or to expand our Cloudbreak antiviral platform to other areas of infective disease;
•our ability to identify and develop new product candidates;
•the potential for prophylactic use of any of our product candidates;
•our ability to retain and recruit key personnel;
•our financial performance;
•the potential impact of the COVID-19 pandemic on our business; and
•developments and projections relating to our competitors or our industry.
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

CIDARA THERAPEUTICS, INC.
Risk Factor Summary
Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered.
•Our operations, business and financial results have been and could continue to be adversely impacted by the current public health pandemic related to COVID-19.
•We depend heavily on the success of rezafungin, currently in Phase 3 clinical development, and we also are very early in our development efforts from our Cloudbreak program, neither of which may be successful.
•If we experience delays or difficulties in enrolling patients in the ReSTORE or ReSPECT clinical trials, our timing to complete the rezafungin clinical development program, and therefore our receipt of necessary regulatory approvals, could be delayed or prevented.
•If clinical trials for rezafungin or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•If serious adverse effects or unexpected characteristics of our product candidates are identified during development, we may need to abandon or limit our development of some or all of our product candidates.
•Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
•If, in the future, we are unable to establish sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates, if and when they are approved.
•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•We may not be successful in our efforts to identify, discover, and develop potential product candidates through our Cloudbreak antiviral platform or otherwise.
•We need substantial additional funding to complete the development of rezafungin and to advance our Cloudbreak program.
•We are dependent on our collaboration partner to provide funding to continue the development of rezafungin, and for the commercialization of rezafungin outside of the United States and Japan. If the collaboration is not successful, we may not be able to complete the development of rezafungin or capitalize on the full market potential for rezafungin.
•We have no experience manufacturing product candidates on a clinical or commercial scale and will be dependent on third parties for the manufacture of our product candidates. If we experience problems with any of these third parties, they could delay clinical development or marketing approval of our product candidates or our ability to sell any approved products.
•If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our product candidates and our ability to generate revenue will be impaired.
•If we are unable to generate revenues from partnerships, government funding or other sources of funding, we may be forced to suspend or terminate one or more of our Cloudbreak programs.
•The price of our stock may be volatile, and you could lose all or part of your investment.

CIDARA THERAPEUTICS, INC.
PART I
Item 1. Business.
Overview
We are a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious fungal or viral infections. Our lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious, invasive fungal infections. In addition, we are using our Cloudbreak® antiviral platform to develop Antiviral Conjugates, or AVCs, for the prevention and treatment of influenza and other viral infections, including RSV, HIV and the SARS-CoV-2 strains causing COVID-19.
We are focused on the anti-infectives market, which we believe has the following advantages for the development of innovative products:
•a high correlation between efficacy in preclinical animal models and outcomes of clinical trials for systemic disease,
•a regulatory environment that provides developers of anti-infectives opportunities to reduce development costs and time to market,
•an ability to commercialize anti-infective products with a focused sales and marketing organization for inpatient and outpatient settings, and
•an opportunity to commercialize products for indications in both treatment and prevention of infectious disease.
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
STRIVE Phase 2 clinical trial
In March 2018 and July 2019, we reported positive topline results from Parts A and B, respectively, of our global, randomized Phase 2 STRIVE clinical trial of rezafungin. STRIVE was an international, multicenter, double-blind clinical trial evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin compared to once-daily dosing of caspofungin in patients with candidemia and/or invasive candidiasis. In the STRIVE clinical trial, rezafungin met all of its objectives for efficacy, safety and tolerability in the treatment of patients with candidemia and/or invasive candidiasis.
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

CIDARA THERAPEUTICS, INC.
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
Mundipharma Collaboration
On September 3, 2019, we announced a strategic partnership with Mundipharma Medical Company, or Mundipharma, to develop and commercialize rezafungin in an intravenous formulation for the treatment and prevention of invasive fungal infections. Under the terms of the collaboration agreement, we granted Mundipharma an exclusive, royalty-bearing license to develop, register and commercialize rezafungin outside the United States and Japan. The total potential transaction value is $568 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. To date, we have received $9.0 million from the sale of our equity to Mundipharma, $30.0 million in up-front payments and $27.9 million in global development funding, which includes an $11.1 million milestone payment we received in January 2021. We expect to receive an additional $14.4 million in global development funding as we continue to conduct our rezafungin Phase 3 clinical development program.
Cloudbreak® Antiviral Platform
We believe our Cloudbreak antiviral platform is a fundamentally new approach to prevent and treat life-threatening infectious disease that provides potent antimicrobial activity and immune system engagement in a single long-acting molecule. The Cloudbreak antiviral platform recognizes that infectious disease often results when a microbial pathogen is able to evade or overcome the host immune system. Our Cloudbreak candidates are designed to counter infection in two ways, by inhibiting pathogen proliferation through direct targeting and by focusing the immune system at the site of infection. We believe this is a potentially transformative approach, distinct from current therapies, monoclonal antibodies and vaccines. Our lead Cloudbreak candidates are AVCs for the prevention and treatment of influenza.
In July 2019, we nominated our initial development candidate, CD377 for influenza prevention and pandemic preparedness. In September 2020, we nominated a second development candidate, CD388, which is similar to CD377 but provides the potential for longer-lasting protection from influenza. We expect to file an investigational new drug application for CD388 by the end of 2021. The Cloudbreak antiviral platform has also enabled us to expand the development of AVCs to target other life-threatening viruses, including the respiratory syncytial virus, or RSV, the human immunodeficiency virus, or HIV, and the SARS-CoV-2 strains causing COVID-19.
Our Strategy
Our objective is to become the leading biotechnology company in the discovery, development and commercialization of novel, best-in-class long-acting anti-infectives for treatment and prevention, targeting the antifungal and antiviral segments. Key elements of our strategy include:
•Advance rezafungin to commercialization. We are developing rezafungin, a once-weekly echinocandin antifungal, to address serious fungal infections, including, but not limited to those considered urgent and serious threats by the U.S. Centers for Disease Control and Prevention, or CDC. We are conducting two clinical trials that, if successful, would allow us to target two distinct and commercially-attractive market segments with significant unmet needs from the current standard of care: the treatment of candidemia and invasive candidiasis, and the prevention of invasive fungal infections in a highly vulnerable population, adults undergoing allogeneic blood and marrow transplantation.
•Develop product candidates from our Cloudbreak antiviral platform. We are progressing towards an investigational new drug application for CD388 for seasonal and pandemic influenza prevention and treatment, and are developing new antiviral conjugates targeting the prevention and treatment of other viral pathogens such as RSV, HIV, and SARS-CoV-2. We may fund these programs alone, with grant or government contract funding or through new partnerships we may consider. We will also continue to establish intellectual property related to the Cloudbreak antiviral platform, its applications and development candidates.
•Commercialize products in the United States with a targeted sales force. The anti-infectives market benefits from an ability to address large sales opportunities with a relatively small, specialized commercial organization. We currently intend to build and manage a targeted sales and marketing organization to commercialize

CIDARA THERAPEUTICS, INC.
rezafungin in the United States, addressing the relatively small base of well-defined infectious disease and hematology customers who manage invasive fungal infections in both the hospital and outpatient settings. In geographies outside the United States and Japan, our strategic partner Mundipharma has the right to commercialize rezafungin.
Rezafungin
We acquired rezafungin, a novel echinocandin antifungal agent, in 2014. We believe rezafungin has the potential to be differentiated from other echinocandins and other classes of antifungal agents based on its once-weekly dosing, high front -loaded exposure, high tissue penetration, safety and tolerability profile, lack of drug-drug interactions and broad spectrum.
Rezafungin is being developed for both the treatment and prevention of serious, invasive fungal infections.
Overview of Systemic Fungal Infections and the Antifungal Market
Fungal infections pose significant medical challenges in both the hospital and outpatient settings. While fungi are ubiquitous in our environment, they are usually harmless for people with a normal immune system. If fungi access and proliferate in the bloodstream, these infections become systemic and potentially life-threatening. Risk factors for systemic fungal infections include recent gastrointestinal surgery, broad-spectrum antibiotic use, central vascular catheter placement, use of total parenteral nutrition, renal failure, solid organ transplantation, blood and marrow transplantation or BMT, chemotherapy and other forms of immune suppression.
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
Physicians’ options for the treatment of systemic fungal infections are limited by a lack of innovative therapies. Several factors have contributed to the low rate of antifungal drug development, including a limited number of fungal-specific drug targets for research and a previously challenging regulatory environment that necessitated large and costly clinical trials. As a result, the number of antifungals has decreased to only one new approval since 2006, while anti-microbial resistance has increased.
The current treatment alternatives for systemic fungal infections, including polyenes, azoles and currently-approved echinocandins, have limitations that we believe may be addressed by novel antifungals. While these drugs have proven to be efficacious in many patients, mortality rates remain high, and the polyenes and azoles may cause severe side effects warranting discontinuation and are known to cause significant changes in a drug's effect on the body when taken together with a second drug, or drug-drug interactions, or DDIs. Patients who have received a BMT, cancer chemotherapy or solid organ transplant may receive antifungal prophylaxis to prevent deadly Candida, Aspergillus and/or Pneumocystis infections for several weeks to over a year, depending on the period of immunosuppression or development of Graft Versus Host Disease. Current paradigms for the prevention of invasive fungal disease are complex because they require patient-specific plans and drug cocktails, dictated by the underlying disease and the local epidemiology of fungal infections which may be subject to change even when customized.
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

CIDARA THERAPEUTICS, INC.
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
The CDC reports that certain species of Candida are becoming increasingly resistant to available antifungals, such as azoles and approved echinocandins. Widespread usage of antifungals in the azole class, in particular, has stimulated an increase in resistance. Non-albicans Candida, which have a higher rate of azole resistance, now cause approximately two-thirds of candidemia cases in the United States. In 2019, the CDC issued its Report on Antibiotic Resistant Threats. The list included several fungal pathogens: Candida auris is listed as an ‘Urgent Threat’, Drug-resistant Candida is listed as a “Serious Threat’ and Azole-resistant Aspergillus fumigatus as a ‘Watch List Threat’.
In order to be effective, an echinocandin drug should be present early in therapy at an exposure that is as high as is safely possible. The key pharmacokinetic parameters affecting exposure include the drug’s half-life, Cmax and AUC. The maximum dose that can be used is based on the drug’s overall safety profile. With echinocandin drugs, high drug exposures early in therapy, as measured by Cmax or AUC, maximize the antifungal therapeutic benefit of these drugs.
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
•Potential to treat resistant pathogens. We believe that rezafungin can be used to treat fungal infections caused by drug-resistant fungi, including those currently resistant to echinocandins, due to its potency against resistant strains and its higher drug exposure early in the course of therapy. We expect that this higher exposure early in the course of disease will improve outcomes in infections caused by both resistant as well as non-resistant pathogens.
•Single-agent treatment. Rather than treating patients with an echinocandin followed by an oral azole solely to enable earlier hospital discharge, rezafungin would enable extended single-agent intravenous echinocandin treatment for the full course of therapy, thereby enabling treatment that is consistent with current guidance in the United States and European Union.

CIDARA THERAPEUTICS, INC.
•Shorter and less costly hospital stays, and lower outpatient costs. Physicians with access to a once-weekly intravenous echinocandin can potentially discharge appropriate patients earlier and thereby reduce hospital costs, which we believe may account for over 80% of the overall treatment cost of candidemia. Furthermore, early discharge from the hospital setting may reduce the risk for contracting nosocomial infections. For patients discharged on an intravenous echinocandin, once-weekly rezafungin could eliminate significant outpatient infusion costs for once-daily intravenous echinocandin therapy.
•Improved compliance. A once-weekly treatment of rezafungin could facilitate compliance by eliminating the need for patients to return to a hospital or outpatient center for a daily dose of an intravenous echinocandin, and could eliminate the likelihood of patient non-compliance for those receiving oral step-down therapy with a daily azole.
•Enabling or improving prophylaxis regimens. Some patients cannot receive azole or trimethoprim-sulfamethoxazole prophylactic therapy due to drug interactions or poor tolerability. We expect that once weekly rezafungin therapy could provide for better prophylactic therapy on an inpatient and outpatient basis, particularly for these patients.
We have sought multiple designations from regulators, including the FDA and the EMA, to support the rapid evaluation of rezafungin in the development phase and to enhance the commercial attributes of rezafungin in the commercial phase.
In the United States, the FDA has granted rezafungin the following designations:
•For the treatment of candidemia and invasive candidiasis, rezafungin has designations for Qualified Infectious Disease Product, or QIDP, Fast Track, and Orphan Drug. QIDP and Orphan Drug designations together provide a total of 12 years of marketing exclusivity in the United States from the time of FDA approval.
•For the prophylactic use in patients undergoing allogeneic blood and marrow transplant, rezafungin has designations for QIDP and Fast Track. The QIDP designation provides a total of five years of marketing exclusivity in the United States from the time of FDA approval.
The FDA’s QIDP and Fast Track designations are designed to provide eligibility for (1) more frequent interactions with the FDA to expedite drug development and review, (2) priority review, which seeks to reduce the time for FDA to take action on a New Drug Application from 10 months to six months, and (3) a five-year extension to any marketing exclusivity period for which the drug qualifies on approval. The FDA’s Orphan Drug designation is designed to provide eligibility for (1) a seven-year period of market exclusivity in the United States upon FDA approval, (2) financial benefits including a waiver from payment of user fees and tax credits for the cost of the clinical research, and (3) an exemption from performing clinical trials in pediatric patients.
In the EU, the European Commission has granted rezafungin Orphan Drug Designation for the treatment of invasive candidiasis. The Orphan Drug Designation provides (1) unlimited scientific advice on the trials needed to assess benefit risk, (2) reduced fees, (3) 10 years of market exclusivity protection from similar medicines with similar indications upon approval of the marketing authorization, and (4) two additional years of market exclusivity when the results from pediatric studies compliant with an approved Pediatric Investigational Plan, or PIP, are included in the Summary of Product Characteristics, or SmPC.
We, together with our partner Mundipharma, plan to seek orphan drug designation for rezafungin for prophylactic use in the United States and Europe.

Rezafungin Clinical Results
Phase 2: The STRIVE Clinical Trial
In March 2018 and July 2019, we reported positive topline results from Parts A and B, respectively, of our global, randomized Phase 2 STRIVE clinical trial of rezafungin. STRIVE was an international, multicenter, double-blind clinical trial evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin compared to once-daily dosing of caspofungin in patients with candidemia and/or invasive candidiasis. The STRIVE clinical trial enrolled 183 patients in the microbiological intent-to-treat, or mITT, population. Patients were randomized to receive either 400 mg of rezafungin administered intravenously once weekly for two to four weeks, 400 mg of rezafungin for the first week followed by 200mg of rezafungin once weekly for an additional one to three weeks, or daily caspofungin administered intravenously according to the approved prescribing information, with an optional step down to oral fluconazole. In the STRIVE clinical trial, rezafungin met all of its objectives for efficacy, safety and tolerability in the treatment of patients with candidemia and/or invasive candidiasis.

CIDARA THERAPEUTICS, INC.
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
Phase 1: Photosafety Study
In March 2018, we completed our phase 1, multiple-dose, assessor-blinded study to determine the photosensitivity of rezafungin when administered intravenously as multiple doses to healthy adult subjects. The pharmacokinetic profile of multiple doses of rezafungin was comparable to prior studies of rezafungin. Based on the results of this study, the increased risk for photosensitivity in subjects who are administered rezafungin is mild. Overall, rezafungin was well tolerated by healthy adult subjects.

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
sites. Additionally, commencement of the ReSPECT clinical trial in the United States also remains contingent upon obtaining agreement with the FDA.
Cloudbreak Antiviral Platform
The Cloudbreak antiviral platform is a fundamentally new approach to the fight against life-threatening infectious disease that provides potent antimicrobial activity and immune system engagement in a single molecule. Our lead Cloudbreak candidates are AVCs for the prevention and treatment of influenza. The Cloudbreak antiviral platform has enabled us to expand the development of AVCs to target RSV, HIV, SARS-CoV-2 and other life-threatening viruses.
The Cloudbreak antiviral platform recognizes that most infectious disease results when a microbial pathogen is able to evade or overcome the host immune system. Our Cloudbreak candidates are designed to counter infection in two ways, by inhibiting pathogen proliferation through direct targeting and by focusing the immune system at the site of infection. In this way, Cloudbreak AVC candidates are similar to certain cancer immunotherapies that unlock the potential of the immune system to destroy cancer cells.
Cloudbreak candidates targeting viral infections are called AVCs, single molecules consisting of two distinct moieties with discrete, yet complementary mechanisms of action:
•Targeting Moiety (TM): A highly potent small molecule and/or peptide that binds surface targets on the pathogen or host cell to directly inhibit viral proliferation.
•Effector Moiety (EM): A proprietary composition that contains the fragment crystallizable, or Fc, region of human IgG1 antibodies, which was selected to maximize engagement of the human immune system via Fc-gamma receptors and extend half-life.
AVCs not only mediate pathogen clearance through a multimodal mechanism of action but also have potential for months of activity with a single dose.
Cloudbreak AVC (Antiviral Conjugate) Program Overview
Cidara is leveraging the Cloudbreak antiviral platform to develop multiple AVCs. Each AVC targets a life-threatening virus. Our AVC research and development programs include:
•Influenza;
•RSV;
•HIV;
•SARS-CoV-2 strains causing COVID-19; and
•Other viruses.
AVCs provide direct, sustained antiviral activity as well as immune system engagement, for effective prevention and treatment of disease. This is a potentially transformative approach, distinct from current approaches. AVCs are not vaccines, small-molecule drugs, or monoclonal antibodies. AVCs are novel, Fc-conjugates designed for the following features:
•Multimodal mechanism of action: Potent, direct antiviral activity and immune system engagement
•Strong target binding: High affinity to essential, conserved targets on the virus surface and/or surface of infected cells
•Long duration of action: Months of protection from disease with a single dose
•Rapid onset: Rapid distribution to site of infection for treatment of disease

CIDARA THERAPEUTICS, INC.
Cloudbreak Influenza Program and Our AVC Development Candidates CD377 and CD388
Influenza, or flu, is a respiratory infection caused by influenza viruses. The influenza virus can cause mild to severe illness, and at times can lead to death. Young children, adults older than 65 years, pregnant women and immunocompromised patients are more prone to infection, but even healthy people are at risk of infection with seasonal flu. The primary preventive measure to protect against influenza is the seasonal vaccine, which remains the best mode to prevent influenza related illness, despite its limitations. However, the efficacy of the vaccine varies, with recent studies estimating that the influenza vaccine reduces the risk of influenza illness by between 38% and 62%, depending on the virus strain and age and health of the recipient, among other factors. While today’s flu vaccines are credited with significant public health benefits and offer our current best defense, only 52% of Americans get an annual flu vaccine. As a result, a large proportion of Americans are still at risk of getting the flu yearly. For example, during the 2018-19 flu season, 71% did not respond to vaccination and 34,200 people died of flu-related illness in the US. The estimated average annual total economic burden of influenza to the United States healthcare system and society is more than $11.2 billion. In years when the seasonal vaccine results in sub-optimal protection such as the 2018-2019 influenza season when the CDC estimated vaccine effectiveness to be 29% in the United States, more patients are at higher risk for serious complications resulting from the flu. Vulnerable patient populations must then rely upon therapeutic options.
Older antiviral medications, such as amantadine and rimantadine, are no longer recommended for use because of high levels of resistance. Currently, four antiviral drugs are recommended by the CDC for treating the flu:
•oseltamivir phosphate (Tamiflu®);
•zanamivir (Relenza®);
•peramivir (Rapivab®); and
•baloxavir marboxil (Xofluza™).
The above list includes neuraminidase inhibitors and the recently approved cap-dependent endonuclease inhibitor, baloxavir. These molecules have one or more of the following limitations: short half-life; high susceptibility to resistance; multi-dose regimens; and dosing route limitations. The current therapies should be administered within 48 hours of symptom onset to be effective.
Potential Advantages of Cloudbreak AVCs for Influenza
•Broad-Spectrum, Universal Coverage: Cloudbreak AVCs have demonstrated activity against pandemic and seasonal influenza A and B viruses, including resistant strains (e.g. oseltamivir-resistant H1N1) and strains with high pandemic potential (e.g. H5N1, H7N9)
•Superior Resistance Profile: AVCs may be less prone to viral resistance, by virtue of the AVC multimodal mechanism of action
•Protection for High-Risk Populations: Unlike vaccines, the potent intrinsic activity of the AVCs should provide antiviral protection independent of immune system status. Even in immune-compromised patients, AVCs can focus the existing immune system at the site of infection
•Seasonal and Pandemic Readiness: AVCs are well-suited for immediate and robust response to influenza challenges by providing rapid onset of protection and coverage of strains that may have been missed by the seasonal vaccine. Moreover, AVCs are not subject to the lengthy and unpredictable process of vaccine manufacturing
•Long Duration of Action: A single AVC dose may protect from influenza for an entire flu season
AVC Development Candidates for Influenza: CD377 and CD388
Pre-Clinical Studies of CD377 for Influenza
We plan to develop novel AVCs that provide a direct and sustained antiviral effect and engage the immune system for additional potency. The results of multiple preclinical studies with CD377 and CD388 indicate that they are effective in both the treatment and prevention of influenza infections. CD388 has been engineered to extend half-life and has the potential to extend the duration of protection versus CD377 in prophylactic applications with similar doses.

CIDARA THERAPEUTICS, INC.
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
In both studies, we also measured the average body weights of the mice over time to support the survival data with CD377. The CD377 dosed mice maintained stable body weights over the 14-day course of the experiment demonstrating the potency of CD377 at low doses and the potency and tolerability of CD377 at high doses. The mice dosed with oseltamivir phosphate showed approximately 10% loss of body weight upon discontinuation of treatment after the five-day treatment cycle, suggesting that the influenza virus was not eradicated upon cessation of treatment. Body weights for the mice dosed with oseltamivir phosphate recovered as their immune system overcame the disease.
Additional pre-clinical toxicity studies in rats and cynomolgus monkeys indicate the potential for a broad safety margin for CD377. No signs of acute or chronic toxicity were observed at the top doses tested in rat and monkey. Based on prophylactic efficacy models in mouse and multi-species pharmacokinetics, the therapeutic margins at the top doses tested in rat and monkey were greater than 35-fold and 95-fold, respectively.
In Vivo Study Evaluating CD377 as a Long-Acting Prophylactic Agent Against Influenza
We tested mean plasma concentrations of CD377 in mice and based on the long half-life we observed, we evaluated CD377 in vivo in a lethal mouse model of H1N1 by administering CD377 to the mice 28 days before we administered the lethal influenza challenge. CD377 provided 100% protection from mortality across a broad range of dose levels, demonstrating its potential suitability as a long-acting prophylactic agent for seasonal prevention.
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
In Vivo Studies Evaluating CD377 and CD388 PK and Potency in Lethal Influenza Infection Models
We evaluated CD377 and CD388 PK and efficacy in lethal humanized mouse models of H1N1 where both molecules were administered 7 days prior to infection. CD388 demonstrated higher plasma levels and protected mice from mortality at lower doses than CD377. Additionally, the PK profiles of CD377 and CD388 were compared in primates, where CD388 demonstrated higher plasma levels and a longer half-life. These results collectively demonstrate that CD388 could significantly extend the duration of protection versus CD377 at similar doses.
License and Collaboration Agreements
Mundipharma Collaboration Agreement
In September 2019, we entered into a Collaboration and License Agreement, or the Mundipharma Collaboration Agreement with Mundipharma for a strategic collaboration to develop and commercialize rezafungin in an intravenous formulation, or the Licensed Product, for the treatment and prevention of invasive fungal infections.
Collaboration. Under the Mundipharma Collaboration Agreement, we will be responsible for leading the conduct of an agreed global development plan, or the Global Development Plan, that includes our ongoing Phase 3 ReSTORE Treatment Trial of the Licensed Product for the treatment of candidemia and/or invasive candidiasis our planned Phase 3 ReSPECT Prophylaxis (Prevention) Trial of the Licensed Product, as well as specified GLP-compliant non‑clinical studies and chemistry, manufacturing and controls, or CMC, development activities for the Licensed Product. Mundipharma will be

CIDARA THERAPEUTICS, INC.
responsible for performing all development activities, other than Global Development Plan activities, that may be necessary to obtain and maintain regulatory approvals for the Licensed Product outside of the United States and Japan, or the Munipharma Territory, at Mundipharma’s sole cost.
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
Financial Terms. We and Mundipharma agreed to share equally (50/50) the costs of Global Development Plan activities, or Global Development Costs, subject to a cap on Mundipharma’s Global Development Cost share of $31.207 million. In January 2021, we received additional financial support for Global Development Plan activities through a near-term milestone payment by Mundipharma of $11.145 million. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to us, subject to a limit on the amount by which royalty payments to us may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to us before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, we will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates.
In addition to the cost-sharing and the $11.145 million milestone payment described above, we received under the Mundipharma Collaboration Agreement a $30 million upfront payment, and may receive up to $523.267 million in development, regulatory and commercial milestone payments (which includes milestone payments on the Licensed Product and up to $25.076 million in regulatory milestone payments related to Subcutaneous Product that we will become eligible for should Mundipharma exercise its option with respect to Subcutaneous Product), as well as double-digit royalties on tiers of annual net sales of the Licensed Product in the Mundipharma Territory in the teens.
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

CIDARA THERAPEUTICS, INC.
Our third-party contract manufacturers are currently producing, and will produce in the future, our product and development candidates for use in our preclinical studies and clinical trials utilizing reliable and reproducible processes and common manufacturing techniques. We obtain our supplies from manufacturers on a purchase order basis and do not have any long-term arrangements, although we may consider entering into long-term supply arrangements to support the commercialization of rezafungin. In addition, we do not currently have any long-term arrangements in place for bulk drug substance or drug product services. We intend to identify and qualify additional manufacturers to provide bulk drug substance and drug product services prior to submission of a new drug application, or NDA, to the FDA as necessary to provide sufficient commercial quantities of each product.
Intellectual Property
The proprietary nature of, and protection for, rezafungin, our AVCs, our Cloudbreak antiviral platform, our processes and our know-how are important to our business. We seek to protect our proprietary position through patent protection in the United States and internationally where available and when appropriate. Our policy is to pursue, obtain, maintain and defend patent rights, developed internally and/or potentially licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our inventions, improvements and technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors-Risks Related to Our Intellectual Property.”
Our success will depend significantly on our ability to:
•obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business;
•defend and enforce our current and potential future patents;
•preserve the confidentiality of our trade secrets; and
•operate our business without infringing the patents and proprietary rights of third parties.
We have established, and will continue to build, proprietary positions for rezafungin, any other product candidates and technology in the United States and abroad. As of February 25, 2021, our patent portfolio included 11 families of patents and patent applications related to various aspects of rezafungin, and 19 families of patent applications related to our Cloudbreak antiviral platform.
For our issued patents related to rezafungin, we expect the last to expire in 2037, excluding any additional term for patent term adjustments or applicable patent term extensions.
With respect to our flu AVCs, the latest of any patents that result from our currently pending applications would be expected to expire in 2040, should they be issued, excluding any additional term for patent term adjustments or applicable patent term extensions.
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
The FDA has granted rezafungin designations as an Orphan Drug, QIDP and Fast Track for the treatment of candidemia and invasive candidiasis which together provide 12 years of marketing exclusivity in the United States to be granted at the time of FDA approval. The FDA has also granted rezafungin designations for QIDP and Fast Track for prophylactic use in patients undergoing allogeneic blood and marrow transplant which provides a five-year extension to any marketing exclusivity period for which the drug qualifies on approval.
The European Commission has granted rezafungin Orphan Drug Designation for the treatment of invasive candidiasis which provides 10 years of market exclusivity protection from similar medicines with similar indications upon approval of the marketing authorization, and the potential for two additional years of market exclusivity when the results from pediatric studies compliant with an approved PIP are included in the SmPC.
Further, we seek trademark protection in the United States and internationally where available and when appropriate. We have filed for trademark protection in several countries for the Cidara trademark, which we use in connection with our pharmaceutical research and development services and our pharmaceutical compounds. We currently have registered trademarks for the Cidara mark in the United States, the European Union, Australia and Canada, and we have a registered trademark for the Cloudbreak mark in the United States for our pharmaceutical preparations for the treatment or prevention of infectious diseases.

CIDARA THERAPEUTICS, INC.
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
We expect that any antiviral drug candidates developed through our Cloudbreak antiviral platform for influenza will compete against approved vaccines for influenza and approved agents for the treatment of viral influenza infections, including neuraminidase inhibitors such as Tamiflu, Relenza, and Peramivir, and endonuclease inhibitors such as Xofluza. We intend to develop other product candidates through our Cloudbreak antiviral platform for the prevention and treatment of other viral infections. We are aware of a number of approved and investigational vaccines and/or therapies in these areas.
Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. These same competitors may invent technology that competes with our Cloudbreak antiviral platform.
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
We expect any products that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.
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

CIDARA THERAPEUTICS, INC.
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
The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•manufacturing of clinical supplies;
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug for each indication;
•submission to the FDA of an NDA;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, purity, and potency; and
•FDA review and approval of the NDA.
Preclinical Studies and IND
Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events, and in some cases, to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises safety concerns or questions related to safety to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
Clinical Trials
Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and/or the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations.
Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination at www.clinicaltrials.gov. Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:
•Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

CIDARA THERAPEUTICS, INC.
•Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase 3: The drug is administered to an expanded patient population in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.
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

CIDARA THERAPEUTICS, INC.
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
Orphan Drug Designation
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

CIDARA THERAPEUTICS, INC.
Qualified Infectious Disease Product Designation
In response to the growing unmet medical need in the area of serious bacterial and fungal infections, the Generating Antibiotic Incentives Now Act, or the GAIN Act, is intended to provide incentives, including, for example, access to expedited FDA review for approval and five years of potential market exclusivity extension, for the development of new, qualified infectious disease products, or QIDP, including antibacterial or antifungal drugs intended to treat serious or life-threatening infections that are resistant to treatment, or that treat qualifying resistant pathogens identified by the FDA. A sponsor must request QIDP designation for a new drug before an NDA is submitted. If designated as a QIDP and approved, the drug is eligible for an additional five years of exclusivity beyond any period of exclusivity to which it would have otherwise been entitled. In addition, a QIDP receives NDA priority review and Fast Track designation.
Pediatric Exclusivity and Pediatric Use
Under the Best Pharmaceuticals for Children Act, certain drugs may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, or a Written Request, relating to the use of the active moiety of the drug in children. The FDA may issue a Written Request for studies on unapproved or approved indications, but it may not issue a Written Request where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may not produce health benefits in that population.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

CIDARA THERAPEUTICS, INC.
•product seizure or detention, or refusal to permit the import or export of products; or
•consent decrees, injunctions or the imposition of civil or criminal penalties.
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
Additional Health Care Laws
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
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes certain requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity relating to the privacy, security and transmission of individually identifiable health information.

CIDARA THERAPEUTICS, INC.
Additionally, the federal Physician Payments Sunshine Act, created under the Affordable Care Act, and its implementing regulations, require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.
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
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our product candidates will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication.
Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has, and will continue to, put pressure on the pricing and usage of therapeutics such as our product candidates.

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
For example, implementation of the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. There have been executive judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a Texas U.S. District Court Judge ruled that Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact Affordable Care Act.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. Additionally, in January 2013, the President signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. At the federal level there have been several presidential executive orders and U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Further, it is possible that additional governmental action is taken in response to the COVID1-19 pandemic.

CIDARA THERAPEUTICS, INC.
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
Employees
As of January 31, 2020, we had 79 total employees and 1 part-time employee, 20 of whom hold Ph.D. or M.D. degrees, 59 of whom were engaged in research and development activities and 21 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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

CIDARA THERAPEUTICS, INC.
Item 1A. Risk Factors.
Risk Factors
You should carefully consider the following risk factors, as well as the other information in this Annual Report and in our public filings, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time.
Risks Related to the COVID-19 Pandemic
Our operations, business and financial results have been and could continue to be adversely impacted by the current public health pandemic related to COVID-19.
In January 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of novel coronavirus known as COVID-19 and, in March 2020, the WHO declared the COVID-19 outbreak a pandemic, or the COVID-19 pandemic. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business interruptions and shutdowns. These precautions have disrupted our business operations and prospects. For example, we have experienced, and expect to continue to experience, trial site activation and enrollment delays for the ReSTORE and ReSPECT clinical trials due to facility restrictions, quarantines, travel restrictions, focus on COVID-specific trials and other obstacles. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could impair our ability to raise capital when needed. While the disruption from COVID-19 has had and we expect it to continue to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time. In addition, to the extent the ongoing COVID-19 outbreak continues to adversely affect our business, financial condition, results of operations and growth prospects, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this "Risk Factors" section.
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of rezafungin, currently in Phase 3 clinical development, and we also are very early in our development efforts from our Cloudbreak program, neither of which may be successful.
We are currently conducting one Phase 1 and two Phase 3 clinical trials of rezafungin. We are also conducting preclinical studies of AVCs in our Cloudbreak program for viral infections. Our assumptions about why rezafungin is worthy of continued development, as well as our assumptions about the market for rezafungin or any potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of marketing approval for rezafungin, and the regulatory paths for marketing approval for products from our Cloudbreak antiviral program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin and any other product candidates we may develop will depend on many factors, including the following:
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

CIDARA THERAPEUTICS, INC.
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
•the decision of some clinical trial sites to focus on the conduct of COVID-19 clinical trials;
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

CIDARA THERAPEUTICS, INC.
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
We do not know whether either ReSTORE or ReSPECT will be completed on schedule. We are currently experiencing significant delays in these trials arising from the COVID-19 global pandemic. We may experience numerous other unforeseen events that could delay or prevent our ability to commence or complete our clinical trials, which could then delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
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

CIDARA THERAPEUTICS, INC.
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
Because it is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval, the risk of each of our programs is high. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, the PK properties, such as a longer half-life or less frequent dosing regimen, that differentiate rezafungin from other echinocandins could have side effects that we have not anticipated and the consequences of such side effects could be more severe than have been seen with other echinocandins that have shorter half-lives or more frequent dosing regimens, or are dosed at lower concentrations than we expect for rezafungin.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
We expect that if we are successful in developing influenza product candidates identified through our Cloudbreak antiviral program, such product candidates will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including influenza vaccines, neuraminidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak antiviral platform for the treatment or prevention of other invasive viral infections, such as the respiratory syncytial virus, or RSV, the human immunodeficiency virus, or HIV, and the SARS-CoV-2 strains causing COVID-19. We are aware of a number of approved and investigational therapies in these areas also.
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

CIDARA THERAPEUTICS, INC.
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
Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health programs, private health insurers, integrated delivery networks and other third-party payors. Third-party payors decide which medications they will pay for and establish reimbursement levels. A significant trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payment for particular medications. Increasingly, third-party payors are requiring that drug companies provide predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement may not be sufficient for commercial success. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
Through our Cloudbreak antiviral platform, we are developing AVCs for the treatment and prevention of viral infections, including influenza, RSV, HIV and the SARS-CoV-2 strains causing COVID-19. We have nominated the AVCs CD377 and CD388 as our Cloudbreak development candidates for influenza. Our Cloudbreak antiviral platform may not be successful in identifying additional AVCs that could be developed as drug therapies. In addition, our Cloudbreak antiviral platform may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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
In connection with the preparation of our financial statements for the period ended December 31, 2020, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance our Cloudbreak program is also dependent on our ability to obtain additional funding.
On September 3, 2019, we entered into a collaboration and development agreement for rezafungin with Mundipharma, the Mundipharma Collaboration, pursuant to which we granted Mundipharma exclusive commercialization rights to rezafungin outside the United States and Japan in exchange for a $30 million upfront payment, near-term funding to support the global Phase 3 ReSTORE and ReSPECT trials, and the potential to receive development, regulatory and commercial milestone payments and double-digit royalties on product net sales. The Mundipharma Collaboration requires, among other things, that we complete the rezafungin development program. Our ability to meet our development obligations under the rezafungin collaboration depends on our ability to obtain additional funding.
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

CIDARA THERAPEUTICS, INC.
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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of December 31, 2020, we had cash, cash equivalents, and restricted cash of $42.9 million.
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
In September 2019, we issued $9.0 million of our common stock to Mundipharma in connection with entering into the Mundipharma Collaboration Agreement. In February 2020, we issued $30.0 million of our common stock and Series X Preferred Stock upon the closing of a rights offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma, the sale of our common stock and Series X Preferred Stock issued in our rights offering or the sale of common stock under our controlled equity offering sales agreement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. On September 3, 2019, we licensed all rights to rezafungin outside of the United States and Japan to Mundipharma in exchange for certain payments and royalties on net sales. We may need to enter into similar agreements with other third parties for the development and commercialization of rezafungin outside of the Mundipharma territory, or for the development of AVCs identified from our Cloudbreak antiviral program, which may require we relinquish valuable rights to these products.
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

CIDARA THERAPEUTICS, INC.
If we are unable to raise additional funds through equity, debt or other financing structures, or through collaborations, strategic alliances or licensing arrangements with third parties, or through receiving government and/or charitable grants or contracts, we may be required to delay, reduce or terminate our rezafungin development program, including our ReSTORE and ReSPECT Phase 3 clinical trials, be unable to meet our development obligations under the Mundipharma collaboration, and be unable to continue advancing the Cloudbreak antiviral program or be forced to grant rights in the Cloudbreak antiviral program that we would otherwise prefer to retain for ourselves.
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
In connection with the audit of our 2020 financial statements, we received an unqualified auditor opinion with a going concern explanatory paragraph. Pacific Western may determine that the underlying circumstances resulting in the receipt of a going concern explanatory note in the auditor opinion for our 2020 financial statements either on their own, or together with contemporaneous events or circumstances, such as a failure to timely secure additional funding, constitute a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Loan Agreement.
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

CIDARA THERAPEUTICS, INC.
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
Since our inception, we have incurred significant operating losses. Our net losses were $72.1 million, $41.1 million and $59.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $334.7 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with the Mundipharma Collaboration. We have devoted substantially all of our financial resources and efforts to research and development. We are currently conducting the ReSTORE and ReSPECT Phase 3 clinical trials of rezafungin, Phase 1 and non-clinical studies of rezafungin, and preclinical studies of our AVCs. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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

CIDARA THERAPEUTICS, INC.
economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive.
The withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.
Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period that ended December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020.
Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, and a separate marketing authorization will be required to marker our product candidates in Great Britain. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency, or MHRA, in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and restrict our ability to generate revenue and achieve and sustain profitability.
While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the European Union there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from European Union These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.
Our limited operating history may make it difficult for you to evaluate the success of our business to date and assess our future viability.
We were founded in December 2012 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential development and product candidates, undertaking preclinical studies and conducting clinical trials. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials required for regulatory approval of our product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.
In addition we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may alter or delay our plans. We will need to continue to transition from a company with a research focus to a company capable of supporting late-stage development activities and, if a product candidate is approved, a company with commercial activities. We may not be successful in any step of such a transition.

CIDARA THERAPEUTICS, INC.
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
On September 3, 2019, we licensed the rights to rezafungin outside of the United States and Japan to Mundipharma, a large international pharmaceutical company. Our ability to complete the development of rezafungin is dependent, in part, on funds provided by Mundipharma. Additionally, our ability to receive payments from this arrangement will depend on Mundipharma’s ability to successfully commercialize rezafungin in its territory.
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
We may seek to collaborate with other pharmaceutical and biotechnology companies to advance the Cloudbreak program, or for the completion of development and commercialization of rezafungin in the United States and Japan. We may also seek funding from government grants or contracts to advance the Cloudbreak program. We cannot be certain that we will be successful in completing any such collaboration or obtaining any such government grants or contracts, or completing any of them on commercially reasonable terms.
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

CIDARA THERAPEUTICS, INC.
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
We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical studies and clinical trials and for commercial supply of any of these product candidates should we obtain marketing approval.
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

CIDARA THERAPEUTICS, INC.
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
There are a number of incentive programs administered by the FDA and other regulatory bodies to facilitate development of drugs in areas of unmet medical need. In the United States, rezafungin has been designated a Qualified Infectious Disease Product, or QIDP, a fast track product, and, with respect to the indication for treatment of candidemia and invasive candidiasis, rezafungin has also been designated as an orphan drug. Our product candidates may not qualify for, or maintain, designations under these or other similar incentive programs. For example, rezafungin may not receive orphan drug designation in the United States for the prophylaxis indication. Our inability to fully take advantage of these incentive programs may require us to run larger trials, incur delays, lose opportunities that may not otherwise be available to us, lose marketing exclusivity for which we would otherwise be eligible and incur greater expense in the development of our product candidates.

CIDARA THERAPEUTICS, INC.
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
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal false statements statute enacted under HIPAA, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the federal transparency requirements under the Affordable Care Act, which require, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) , and other transfers of value and physician ownership and investment interests. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

CIDARA THERAPEUTICS, INC.
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payors, including private insurers, some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. We may be susceptible to data privacy or security incidents or breaches by employees and by external threats both foreign and domestic, including foreign actors affiliated with or controlled by state actors. These vulnerabilities may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

CIDARA THERAPEUTICS, INC.
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
In addition, regulatory authorities in China have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, the Cyber Security Law of the People’s Republic of China, which became effective in June 2017, created China’s first national-level data protection framework for “network operators,” which may include all organizations in China that use networks to operate or provide services. Numerous regulations, guidelines and other measures are expected to be adopted under the umbrella of the Cyber Security Law. Drafts of some of these measures have now been published, including the draft rules on cross-border transfer of personal information published by the China Cyberspace Administration in 2019, which may, upon enactment, require security review before transferring human health-related data out of China.
Separately, China released a draft Personal Information Protection Law in October 2020, which introduces additional requirements on the cross-border transfer of personal information (likely including human health-related data) and also extends its extra-territorial scope to processing of personal information conducted outside of China under certain circumstances. If this Personal Information Protection Law is enacted, companies that are based outside of China may also be subject to litigation and government enforcement actions for their violations of Chinese law.
In addition, certain industry-specific laws and regulations affect the collection and transfer of personal data in China. For example, the Regulation on the Administration of Human Genetic Resources (“HGR Regulation”) promulgated by the State Council, or HGR Regulation, the most recent amendment of which became effective in July 2019, applies to activities that involve sampling, biobanking, use of human biospecimens (i.e., HGR materials) and associated data (i.e., HGR information), in China, and provision of such to foreign parties. The HGR Regulation prohibits both onshore or offshore entities established or actually controlled by foreign entities and individuals from sampling or biobanking any China HGR in China, and instead requires that they enter into collaborations with Chinese parties that collect the HGR and allow the foreign parties to utilize them. Notably, the HGR Regulation requires approval of the plan for collection and use of HGR Materials and HGR Information and requires a separate approval for any export or cross-border transfer of HGR Material, and in certain cases, HGR Information. We are currently conducting the ReSTORE trial in China and overseas transfer of the associated clinical trial data--if determined to be HGR Information--to certain entities must be approved under the HGR Regulation prior to export. The HGR Regulation also requires that foreign parties should ensure the full participation of Chinese parties in international collaborations and all records and data must be shared with the Chinese parties. If the Chinese parties fail to comply with data protection laws, regulations and practice standards, and our research data is obtained by unauthorized persons, used or disclosed inappropriately or destroyed, it could result in a loss of our confidential information and subject us to litigation and government enforcement actions.
If we or our partners as listed on the HGR approval fail to comply with the HGR Regulations, such non-compliance could result in confiscation of HGR Materials and Information and administrative fines, disgorgement of illegal gains, or temporary or permanent debarment of our entities and responsible persons from further HGR projects. Further, the HGR Regulation may be incompatible or in tension with other global regulations that apply to us and the conduct of our clinical trials. For example, as the sponsor of the ReSTORE trial globally, we are subject to global safety reporting regulations that, among other things, require us to report certain important safety data on an expedited basis within very short timeframes; we may be unable to obtain approval under the HGR Regulation to export such safety data out of China in order to timely meet our global safety reporting obligations. In addition, the interpretation and application of HGR Regulations and other data protection laws in China and elsewhere are often uncertain and in flux and could change quickly, potentially making it challenging to continue the study or leading to additional costs.

CIDARA THERAPEUTICS, INC.
We are subject to United States and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.
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
The pharmaceutical industry in China is highly regulated and such regulations are subject to change which may affect approval and commercialization of our drugs.
Currently, we conduct the ReSTORE trial in China and have exclusively licensed the rights to commercialize rezafungin, our investigational drug studied in the ReSTORE trial, in China to our third-party collaborator, Mundipharma. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. For example, in order to conduct a clinical trial in China, sponsors must not only obtain the approval of the National Medical Product Administration of China, but also a separate approval from or filing with the Ministry of Science and Technology under the HGR Regulation for clinical trials involving HGR Materials or Information. Any failure to comply with these requirements could cause our ReSTORE trial to be suspended by governing authorities, may result in fines and also may constitute a breach under our agreements with third parties assisting us in the conduct of the trial in China, such as our CRO. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Certain changes or amendments to policy or law may result in increased compliance costs on our business or cause delays in the timely completion of the ReSTORE trial globally, or prevent the successful development of rezafungin in China. Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our clinical activities in China.
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
For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts that were taken by the Trump administration to repeal and replace certain aspects of the Affordable Care Act. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the Affordable Care

CIDARA THERAPEUTICS, INC.
Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Act includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act's mandated "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans and also increased, effective January 1, 2019, the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.
Further, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect through 2030 unless additional congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. Additionally, in January 2013, the President signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.
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

CIDARA THERAPEUTICS, INC.
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
Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. We expect that additional healthcare reform measures will be adopted within and outside the United States in the future, any of which could add difficulty to the regulatory approval processes for our product candidates or limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. The continuing efforts of third-party payors to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability and the level of taxes that we are required to pay.

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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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

Risks Related to United States Government Contracts and Grants
If we are unable to generate revenues from partnerships, government funding or other sources of funding, we may be forced to suspend or terminate one or more of our Cloudbreak programs.
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
Contracts funded by the United States government and its agencies include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:
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
•impose United States manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;
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

CIDARA THERAPEUTICS, INC.
If we fail to maintain compliance with these requirements, we may be subject to potential liability and to termination of our contracts.
Changes in funding for the FDA, the Securities and Exchange Commission, or SEC, and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018 and ending on January 25, 2019, the United States government has shut down several times and certain regulatory authorities, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If repeated or prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Our business is subject to audit by the United States government and a negative audit could adversely affect our business.
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

CIDARA THERAPEUTICS, INC.
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

Risks Related to Employee Matters and Managing Growth
Our ability to manage our business operations, to execute our strategic plan and to recruit talented employees may be adversely impacted by COVID-19.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the political environment and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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

CIDARA THERAPEUTICS, INC.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 44,876,408 shares of common stock outstanding as of December 31, 2020. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of capital raising and other transactions that have occurred since our inception in 2012, we may or may not have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $282.7 million, portions of which will begin to expire in 2033, and which could be limited if we experience an “ownership change.” In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
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
Holders of Record
As of February 18, 2021, there were approximately 13 holders of record for our common stock.
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
Not required.
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
Overview
We are a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious fungal or viral infections. Our lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious, invasive fungal infections.
In addition, we are using our Cloudbreak® antiviral platform to develop Antiviral Conjugates, or AVCs, for the prevention and treatment of influenza and other viral infections, including RSV, HIV and the SARS-CoV-2 strains causing COVID-19.
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

CIDARA THERAPEUTICS, INC.
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
As we continue to actively advance our rezafungin Phase 3 clinical development program, we remain in close contact with our principal investigators and clinical sites and are assessing the impact of COVID-19 on our trials, expected timelines and costs on an ongoing basis. While the ReSTORE Phase 3 clinical trial for the treatment of candidemia and invasive candidiasis and the ReSPECT Phase 3 clinical trial for prophylaxis remain open for enrollment, we continue to monitor the near- and long-term impact of COVID-19 on the ability of our clinical investigators to recruit patients at each of our global clinical trial sites. In addition, many clinical trial operational activities typically require travel, such as site activation, monitoring, investigators’ meetings and quality audits. These activities are still impacted by travel restrictions.
As the outbreak of the COVID-19 pandemic continues to spread throughout areas in which we operate, we believe the outbreak is having a negative impact on our operating results and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. Given these uncertainties, we remain unable to reasonably estimate the related impact to our business, operating results and financial condition, if any. We will continue to evaluate the impact of the COVID-19 pandemic on our business.
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

CIDARA THERAPEUTICS, INC.
Mundipharma Collaboration
On September 3, 2019, we announced a strategic partnership with Mundipharma to develop and commercialize rezafungin in an intravenous formulation for the treatment and prevention of invasive fungal infections. Under the terms of the collaboration agreement, we granted Mundipharma an exclusive, royalty-bearing license to develop, register and commercialize rezafungin outside the United States and Japan. The total potential transaction value is $568 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. To date, we have received $9.0 million from the sale of our equity to Mundipharma, $30.0 million in up-front payments and $27.9 million in global development funding, which includes an $11.1 million milestone payment we received in January 2021. We expect to receive an additional $14.4 million in global development funding as we continue to conduct our rezafungin Phase 3 clinical development program.
Cloudbreak Antiviral Platform
We believe our Cloudbreak antiviral platform is a fundamentally new approach to prevent and treat life-threatening infectious disease that provides potent antimicrobial activity and immune system engagement in a single long-acting molecule. The Cloudbreak antiviral platform recognizes that infectious disease often results when a microbial pathogen is able to evade or overcome the host immune system. Our Cloudbreak candidates are designed to counter infection in two ways, by inhibiting pathogen proliferation through direct targeting and by focusing the immune system at the site of infection. We believe this is a potentially transformative approach, distinct from current therapies, monoclonal antibodies and vaccines. Our lead Cloudbreak candidates are Antiviral Conjugates, or AVCs, for the prevention and treatment of influenza.
In July 2019, we nominated our initial development candidate, CD377 for influenza prevention and pandemic preparedness. In September 2020, we nominated a second development candidate, CD388, which is similar to CD377 but provides the potential for longer-lasting protection from influenza. We expect to file an investigational new drug application for CD388 for the influenza program by the end of 2021. The Cloudbreak antiviral platform has also enabled us to expand the development of AVCs to target other life-threatening viruses, including RSV, HIV and the SARS-CoV-2 strains causing COVID-19.
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
Research and development expenses
To date, our research and development expenses have related primarily to clinical and nonclinical development of rezafungin acetate, as well as nonclinical development of our CD377 and CD388 product candidates and our Cloudbreak antiviral platform. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and nonclinical and clinical trial costs. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or activities within studies and other events.
Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the study or project and the invoices received from our external service providers. We adjust our accruals as actual costs become known.
We evaluate terms of research and development grants to assess our obligations and the classification of funding received. Amounts received for funded research and development are recognized in the statement of operations as a reduction to research and development expense over the grant period as the related costs are incurred to meet our obligations.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of development, primarily due to the

CIDARA THERAPEUTICS, INC.
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
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Rezafungin	$43,011	$27,100	$30,634
Cloudbreak antiviral platform	7,574	3,392	3,147
Personnel costs	15,151	13,559	12,378
Other research and development expenses	2,281	2,350	2,983
Total research and development expenses	$68,017	$46,401	$49,142
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

CIDARA THERAPEUTICS, INC.
marketable securities and for our short-term investments. Interest expense represents interest payable related to term loans and the amortization of debt issuance costs.
Contingent forward purchase obligation
On May 21, 2018, we entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing are triggered by our announcement of topline data from our STRIVE Part B Phase 2 clinical trial of rezafungin. We determined that these closings are classified as liabilities and represent contingent forward purchase obligations. These liabilities are recorded at their estimated fair value initially and on a recurring basis. The liability was initially recorded at $4.3 million on May 21, 2018, and fair value adjustments resulting in a gain of $0.4 million and $3.9 million were recorded during the years ended December 31, 2019 and 2018, respectively. Because we elected not to consummate the second closing of the offering in August 2019, the contingent forward purchase obligation did not exist as of December 31, 2020 or 2019.
Beneficial conversion feature
In February 2020, we completed a rights offering, pursuant to which we sold 6,639,307 shares of common stock and 531,288 shares of Series X Convertible Preferred Stock for gross proceeds of $30.0 million. Because the effective conversion price of the Series X Convertible Preferred Stock on the commitment date was below the fair value of the common stock at the date of issuance, a beneficial conversion feature with a calculated fair value of $2.8 million existed at the issuance date. As the Series X Convertible Preferred Stock was fully convertible at issuance, the full $2.8 million was recorded at issuance as a deemed dividend on February 12, 2020. This non-cash deemed dividend impacted accumulated deficit and additional paid in capital at December 31, 2020 and net loss attributable to common stockholders and net loss attributable to common stockholders per share for the year ended December 31, 2020.
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
Revenue Recognition
We recognize revenue when goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the performance obligation(s) are satisfied. At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Collaborative Arrangements
We enter into collaborative arrangements with partners that typically include payment to us of one of more of the following: (i) license fees; (ii) payments related to the achievement of developmental, regulatory, or commercial milestones; (iii) reimbursement for research and development and clinical supply services; and (iv) royalties on net sales of licensed products. Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as contract liabilities (shown as deferred revenue on the balance sheet) and recognized as revenue when (or as) the underlying performance obligation is satisfied.

CIDARA THERAPEUTICS, INC.
As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation(s). The stand-alone selling price may include items such as forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time, or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
License Fees
If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other performance obligations, we use judgment to assess the nature of the combined performance obligation to determine whether it is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Milestone Payments
At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. If it is probable that a milestone event would occur at the inception of an arrangement, the associated milestone value is included in the transaction price. Milestone payments that are contingent upon the achievement of events that are uncertain or not controllable, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received, and therefore not included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which revenue is recognized as or when the performance obligations under the contract are satisfied. At the end of each reporting period, we evaluate the probability of achievement of such milestones and any related constraint(s), and if necessary, may adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which could affect license, collaboration or other revenues and earnings in the period of adjustment.
Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our collaborative arrangements.
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
Stock-Based Compensation
We account for stock-based compensation expense related to stock options, Restricted Stock Units, or RSUs, Performance-based RSUs, or PRSUs, and Employee Stock Purchase Plan rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model. Forfeitures are recognized as incurred. For awards subject to time-based vesting conditions, including those with a graded vesting schedule, stock-based compensation expense is recognized using the straight-line method. For performance-based awards to employees, (i) the fair value of the award is determined on the grant date, (ii) the probability of the individual performance milestones under the award being achieved

CIDARA THERAPEUTICS, INC.
is assessed and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once we believe the performance criteria is probable of being met.
Restricted Stock Units
We estimate the fair value of Restricted Stock Units, or RSUs, and Performance-based RSUs, or PRSUs, based on the closing price of our common stock on the date of grant. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized ratably over the requisite service period of the awards. For awards subject to performance-based vesting conditions, we assess the probability of achievement of the individual milestones under the stock-based awards and recognize stock-based compensation expense over the implicit service period commencing once we believe the performance criteria is probable of achievement.
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019	Change
Collaboration revenue	$12,067	$20,915	$(8,848)
Research and development	68,017	46,401	21,616
General and administrative	15,899	16,238	(339)
Other income (expense), net	(262)	632	(894)
Collaboration revenue
Collaboration revenue was $12.1 million and $20.9 million for the years ended December 31, 2020 and 2019, respectively. Revenue for the year ended December 31, 2019 included $17.9 million of revenue recognized upon transfer of an intellectual property license to Mundipharma. The remaining revenue for both periods relates to ongoing research and development and clinical supply services provided to Mundipharma.
Research and development expenses
Research and development expenses were $68.0 million for the year ended December 31, 2020 compared to $46.4 million for the year ended December 31, 2019. The increase in research and development expenses is primarily due to higher clinical expenses associated with the rezafungin clinical trials, increased expense associated with our Cloudbreak antiviral platform, and higher personnel costs.
General and administrative expenses
General and administrative expenses were $15.9 million for the year ended December 31, 2020 compared to $16.2 million for the year ended December 31, 2019. The decrease in general and administrative expenses is primarily due lower commercial planning expenses.
Other income
Other expense for the year ended December 31, 2020 consisted of interest expense in connection with our loan from Pacific Western Bank, partially offset by interest income generated from cash and cash equivalents held in interest-bearing investments. Other income for the year ended December 31, 2019 related primarily to changes in the fair value of the contingent forward purchase obligation, income generated from cash held in interest-bearing investments and interest expense in connection with our loan from Pacific Western Bank.

CIDARA THERAPEUTICS, INC.
Comparison of the year ended December 31, 2019 and 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018	Change
Collaboration revenue	$20,915	$—	$20,915
Research and development	46,401	49,142	(2,741)
General and administrative	16,238	14,143	2,095
Other income (expense), net	632	4,269	(3,637)
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
Other Income (Expense)
Other income for the years ended December 31, 2019 and 2018 related primarily to changes in the fair value of the contingent forward purchase obligation as well as income generated from cash held in interest-bearing investments.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have primarily funded our operations through equity and debt financings. We have devoted our resources to funding research and development programs, including research, preclinical and clinical development activities.
As of December 31, 2020, we had $42.9 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year ended December 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$(54,411)	$(28,532)	$(56,705)
Investing activities	(186)	(35)	14,301
Financing activities	37,278	14,273	56,153
Net increase (decrease) in cash and cash equivalents	$(17,319)	$(14,294)	$13,749
Operating activities
Net cash used in operating activities was $54.4 million for the year ended December 31, 2020 compared to $28.5 million and $56.7 million for the years ended December 31, 2019 and 2018, respectively. Net cash used in operating activities was attributable to a net loss of $72.1 million for the year ended December 31, 2020 compared to net losses of $41.1 million and $59.0 million for the years ended December 31, 2019 and 2018, respectively. Net loss for the years ended December 31, 2020 and 2019 includes revenue of $12.1 million and $20.9 million, respectively, recognized under our

CIDARA THERAPEUTICS, INC.
Collaboration Agreement with Mundipharma. For all periods presented, the primary use of cash was to fund increased levels of research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Net cash used in investing activities for the purchase of property and equipment was $0.2 million and $0.2 million for the years ended December 31, 2020 and 2018, respectively. Investing activities during the year ended December 31, 2018 also consisted of purchases and maturities of short-term investments of $14.5 million and $29.0 million, respectively.
Financing activities
Net cash provided by financing activities during the year ended December 31, 2020 consisted primarily of (i) net proceeds of $29.2 million from the sale of 6,639,307 shares of common stock and 531,288 shares of Series X Convertible Preferred Stock pursuant to the exercise of subscription rights issued in our rights offering and (ii) $11.0 million, after deducting placement agent fees, from the sale of 3,430,790 shares of common stock under our controlled equity sales agreement with Cantor Fitzgerald & Co., or our Sales Agreement, offset by principal payments of $3.0 million made in connection with our loan from Pacific Western Bank.
Net cash provided by financing activities during the year ended December 31, 2019 consisted of (i) net proceeds of $9.0 million from the sale of 4,781,408 shares of common stock under the Mundipharma Stock Purchase Agreement and (ii) $5.3 million, after deducting placement agent fees, from the sale of 2,095,887 shares of common stock under our Sales Agreement.
Net cash provided by financing activities during the year ended December 31, 2018 consisted of (i) net proceeds of $49.5 million from the sale of 6,185,987 shares of common stock, 445,231 shares of Series X Preferred stock, and warrants to purchase an aggregate of 12,499,997 shares of common stock pursuant to a registered direct offering, and (ii) $6.4 million, after deducting placement agent fees, from the sale of 847,937 shares of common stock under a controlled equity offering sales agreement with Cantor Fitzgerald & Co executed in November 2017.
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

CIDARA THERAPEUTICS, INC.
Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cidara Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cidara Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities since its inception and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Adoption of ASU No. 2016-02
As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

CIDARA THERAPEUTICS, INC.

Estimated total costs expected to be incurred under the Mundipharma Collaboration
Description of the matter
As more fully described in Note 8 to the consolidated financial statements, the Company entered into a collaboration and license agreement with Mundipharma Medical Company (“Mundipharma”), for a strategic collaboration to develop and commercialize rezafungin.
The Company determined the license and intellectual property, research and development services, and clinical supply services represent the distinct performance obligations. Revenue related to research and development services and clinical supply services are recognized over the estimated period of time to conduct the research and development services and clinical supply services based on actual costs incurred compared to the estimated total costs expected to be incurred. Collaboration revenue is significant to our audit because the revenue recognition assessment process involves inherent uncertainty, uses subjective assumptions, and the amounts involved are material to the financial statements taken as a whole. The subjective assumption relates to the estimated total costs expected to be incurred under the agreement.

How we addressed the matter in our audit
To test revenue recognized we performed audit procedures that included, among others, testing the assumptions and underlying data used by the Company in its computation of the total estimated research and development services and clinical supply services budget expenses and testing the accuracy of the computations. We inspected evidence supporting the amount of actual costs incurred and assessed whether they were appropriate costs according to the terms of the contract by category. We performed corroborative inquiries of individuals outside of the finance department including inspection of updated budget / change in estimated costs as approved by management, to assess the reasonableness of management’s estimates of total project cost and remaining estimated costs to be incurred. In addition, we performed sensitivity analyses, including assessing the reasonableness of the estimated costs to be incurred as of the reporting date based on current factors.

    /s/ Ernst & Young LLP
We have served as the Company's auditor since 2014.
San Diego, California
February 25, 2021

CIDARA THERAPEUTICS, INC.
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,912	$50,268
Restricted cash	7,037	10,000
Accounts receivable	11,175	10
Prepaid expenses and other current assets	3,067	5,536
Total current assets	57,191	65,814
Property and equipment, net	342	429
Operating lease right-of-use asset	868	1,632
Other assets	2,023	1,101
Total assets	$60,424	$68,976
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,568	$1,887
Accrued liabilities	7,959	4,068
Accrued compensation and benefits	4,210	3,658
Current deferred revenue	13,865	9,803
Current portion of term loan	7,023	9,965
Current portion of lease liability	939	818
Total current liabilities	38,564	30,199
Lease liability	—	942
Long-term deferred revenue	11,145	—
Total liabilities	49,709	31,141
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2020 and December 31, 2019:
Series X Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2020 and 2019; 1,096,519 shares issued and 1,044,278 shares outstanding at December 31, 2020; 565,231 shares issued and outstanding at December 31, 2019	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2020 and 2019; 44,876,408 shares issued and outstanding at December 31, 2020; 33,838,466 shares issued and outstanding at December 31, 2019	4	3
Additional paid-in capital	345,411	297,659
Accumulated deficit	(334,700)	(259,827)
Total stockholders' equity	10,715	37,835
Total liabilities and stockholders' equity	$60,424	$68,976
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
(In thousands, except share and per share data)	2020	2019	2018
Revenues:
Collaboration revenue	$12,067	$20,915	$—
Total revenues	12,067	20,915	—
Operating expenses:
Research and development	68,017	46,401	49,142
General and administrative	15,899	16,238	14,143
Total operating expenses	83,916	62,639	63,285
Loss from operations	(71,849)	(41,724)	(63,285)
Other income (expense):
Change in fair value of contingent forward purchase obligation	—	411	3,851
Interest income (expense), net	(262)	221	629
Other expense	—	—	(211)
Total other income (expense)	(262)	632	4,269
Net loss	$(72,111)	$(41,092)	$(59,016)
Recognition of beneficial conversion feature	(2,762)	—	(10,329)
Net loss attributable to common shareholders	$(74,873)	$(41,092)	$(69,345)
Basic and diluted net loss per common share	$(1.80)	$(1.37)	$(2.68)
Shares used to compute basic and diluted net loss per common share	41,557,350	29,934,809	25,870,336

Net loss	$(72,111)	$(41,092)	$(59,016)
Unrealized gain on short-term investments	—	—	8
Comprehensive loss	$(72,111)	$(41,092)	$(59,008)
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2017	—	$—	20,525,688	$2	$209,140	$(149,390)	$(8)	$59,744
Registered Direct Offering, net of offering costs	445,231	—	6,185,987	1	45,457	—	—	45,458
Recognition of beneficial conversion feature	—	—	—	—	10,329	(10,329)	—	—
Public offering of common stock, net of issuance costs	—	—	847,937	—	6,440	—	—	6,440
Issuance of common stock for exercise of stock options	—	—	89,031	—	204	—	—	204
Issuance of common stock for restricted share units vested	—	—	9,305	—	21	—	—	21
Issuance of common stock under Employee Stock Purchase Plan	—	—	158,066	—	570	—	—	570
Stock-based compensation	—	—	—	—	5,710	—	—	5,710
Unrealized gain on marketable securities	—	—	—	—	—	—	8	8
Net loss	—	—	—	—	—	(59,016)	—	(59,016)
Balance, December 31, 2018	445,231	—	27,816,014	3	277,871	(218,735)	—	59,139
Issuance of stock pursuant to Stock Purchase Agreement	—	—	4,781,408	—	9,008	—	—	9,008
Public offering of common stock, net of issuance costs	—	—	2,095,887	—	5,289	—	—	5,289
Issuance of Series X Convertible Preferred Stock in exchange for common stock	120,000	—	(1,200,000)	—	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	2,952	—	7	—	—	7
Issuance of common stock for restricted share units vested	—	—	99,704	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	242,501	—	411	—	—	411
Stock-based compensation	—	—	—	—	5,073	—	—	5,073
Net loss	—	—	—	—	—	(41,092)	—	(41,092)
Balance, December 31, 2019	565,231	—	33,838,466	3	297,659	(259,827)	—	37,835
Rights offering, net of offering costs	531,288	—	6,639,307	1	29,185	—	—	29,186
Recognition of beneficial conversion feature	—	—	—	—	2,762	(2,762)	—	—
Public offering of common stock, net of issuance costs	—	—	3,515,871	—	11,208	—	—	11,208
Issuance of common stock upon conversion of Series X Convertible Preferred Stock	(52,241)	—	522,410	—	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	5,411	—	14	—	—	14
Issuance of common stock for restricted share units vested	—	—	74,804	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	280,139	—	493	—	—	493
Stock-based compensation	—	—	—	—	4,090	—	—	4,090
Net loss	—	—	—	—	—	(72,111)	—	(72,111)
Balance, December 31, 2020	1,044,278	$—	44,876,408	$4	$345,411	$(334,700)	$—	$10,715
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In thousands)	2020	2019	2018
Operating activities:
Net loss	$(72,111)	$(41,092)	$(59,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286	328	523
Stock-based compensation	4,090	5,073	5,710
Non-cash interest expense	16	28	43
Amortization of discount or premium on short-term investments	—	—	31
Amortization of debt issuance costs	5	8	13
Operating lease right-of-use assets and liabilities, net	(57)	47	—
Deferred rent	—	—	30
Change in fair value of contingent forward purchase obligations	—	(411)	(3,851)
Contingent forward purchase obligation offering costs	—	—	211
Changes in operating assets and liabilities:
Accounts receivable	(11,165)	(10)	321
Prepaid expenses and other current assets	1,682	(2,936)	(532)
Accounts payable and accrued liabilities	6,591	(784)	(59)
Accrued compensation and benefits	1,045	1,244	822
Deferred revenue	15,207	9,803	—
Other assets	—	170	(951)
Net cash used in operating activities	(54,411)	(28,532)	(56,705)
Investing activities:
Purchases of short-term investments	—	—	(14,548)
Maturities of short-term investments	—	—	29,026
Purchases of property and equipment	(186)	(35)	(177)
Net cash (used in) provided by investing activities	(186)	(35)	14,301
Financing activities:
Proceeds from issuance of Common and Series X Preferred pursuant to rights offering, net of issuance costs.	29,186	—	—
Proceeds from issuance of common stock pursuant to Stock Purchase Agreement	—	9,008	—
Proceeds from Registered Direct Offering, net of offering costs	—	—	49,509
Proceeds from public offering of common stock, net of issuance costs	11,041	5,289	6,440
Proceeds from exercise of stock options	14	7	204
Deferred public offering costs	—	(31)	—
Principal repayments of Term Loan	(2,963)	—	—
Net cash provided by financing activities	37,278	14,273	56,153
Net (decrease) increase in cash, cash equivalents, and restricted cash	(17,319)	(14,294)	13,749
Cash, cash equivalents, and restricted cash at beginning of year	60,268	74,562	60,813
Cash, cash equivalents, and restricted cash at end of year	$42,949	$60,268	$74,562
Supplemental disclosure of cash flows:
Interest paid	$445	$616	$582
Non-cash investing activity:
Purchases of property and equipment included in accounts payable and accrued liabilities	$12	$10	$14
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$493	$411	$570
Proceeds from public offering of common stock, net of issuance costs, included in prepaid expenses and other current assets	$167	$—	$—
Vesting of early exercised stock options	$—	$—	$21
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements

1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious fungal or viral infections. The Company’s lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious, invasive fungal infections. In addition, the Company is also using its Cloudbreak® antiviral platform to develop Antiviral Conjugates, or AVCs, for the prevention and treatment of influenza and other viral infections, including RSV, HIV and the SARS-CoV-2 strains causing COVID-19.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At December 31, 2020, the Company had an accumulated deficit of $334.7 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At December 31, 2020, the Company had cash, cash equivalents and restricted cash of $42.9 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
In addition to the foregoing, the Company is closely monitoring the impact of the COVID-19 pandemic on its business and has taken steps designed to protect the health and safety of its employees while continuing its operations. Given the level of uncertainty regarding the duration and impact of the COVID-19 pandemic on capital markets and the United States economy, the Company is currently unable to assess the impact of the COVID-19 pandemic on its future access to capital. The Company is continuing to monitor the spread of COVID-19 and its potential impact on the Company's operations. The full extent to which the COVID-19 pandemic will impact the Company's business, results of operations, financial condition, clinical trials, and preclinical research will depend on future developments that are highly uncertain, including actions taken to contain or treat COVID-19 and their effectiveness, as well as the economic impact on national and international markets.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CIDARA THERAPEUTICS, INC.
Reclassification of Prior Period Amounts
Certain reclassifications have been made to prior period amounts to conform to the current-year presentation, including the reporting of accounts receivable as a separate line item on the Consolidated Balance Sheets as well as presenting changes in accounts receivable as a separate line item on the Consolidated Statements of Cash Flows. These reclassifications have no effect on the reported net loss for the years ended December 31, 2020, 2019 and 2018.
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
See Note 5 for additional information.
Accounts Receivable
Accounts receivable are recorded at their net invoice value and are not interest bearing. We reserve specific receivables when collectibility is no longer probable. These reserves are re-evaluated on a regular basis and are adjusted, as needed. Once a receivable is deemed to be uncollectible, such balance is recorded as an allowance for credit losses. No such allowance existed at December 31, 2020 or 2019.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Patent Costs
The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the accompanying statements of operations and comprehensive loss.
Income Taxes
The Company follows the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 740, Income Taxes, or ASC 740, in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
See Note 8 for additional information.
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
Grant Funding
The Company has evaluated the terms of research and development grants to assess its obligations and the classification of funding received. Amounts billable for funded research and development are recognized in the statement of operations as a reduction to research and development expense over the grant period as the related costs are incurred to meet the Company's obligations. The Company recognized immaterial amounts as reductions to research and development expense due to funded grants for the years ended December 31, 2020, 2019 and 2018.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
periods. Historically, estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in accruals.
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. The Company’s only component of other comprehensive loss is unrealized gains on short-term investments. Comprehensive losses have been reflected in the consolidated statements of operations and comprehensive loss and as a separate component of the consolidated statements of convertible preferred stock and stockholders’ equity for all periods presented.
Stock-based Compensation
The Company accounts for stock-based compensation expense related to employee stock options, restricted stock and employee stock purchase plan rights by estimating the fair value on the date of grant.
The Company estimates the fair value of stock option awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award, and (d) the expected dividend yield. Due to the lack of an adequate history of a public market for the trading of the Company's common stock and a lack of adequate company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, the Company has selected companies with comparable characteristics, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily close prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its common stock price becomes available. The Company has estimated the expected life of its employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities.
The fair value of Restricted Stock Units, or RSUs, and Performance-based RSUs, or PRSUs, granted to employees is estimated based on the closing price of the Company's common stock on the date of grant.
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
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss allocable to common shares by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss allocable to common shares by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of warrants, Series X Convertible Preferred Stock, as well as RSUs, PRSUs and options outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Net loss allocable to common shares for the years ended December 31, 2020 and 2018 includes non-cash deemed dividends of $2.8 million and $10.3 million, respectively, resulting from the recognition of beneficial conversion features. See Note 6 for additional information.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2020	2019	2018
Common stock warrants	12,517,328	12,517,328	12,517,328
Series X Convertible Preferred stock	10,442,780	5,652,310	4,452,310
Common stock options, RSUs and PRSUs issued and outstanding	6,787,033	5,360,563	4,392,671
Total	29,747,141	23,530,201	21,362,309
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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and a term loan. Fair value estimates of these instruments are made at each reporting period end based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The Company believes that the fair value of long-term debt approximates its carrying value.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
As discussed in Note 6, on May 21, 2018, the Company entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of its common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing, which were to be triggered by the Company's announcement of topline data of Part B of its STRIVE Phase 2 clinical trial of rezafungin, contained features for subsequent closings that were not solely within the control of the Company and that embodied an obligation that the Company would have settled by issuing a variable number of shares when the obligation was based predominantly on having a fixed value at inception. In accordance with ASC 480, "Distinguishing Liabilities from Equity," the Company determined that these closings were classified as liabilities and represented contingent forward purchase obligations. These liabilities were required to be recorded at their estimated fair value initially and on a recurring basis. The contingent forward purchase obligations were classified within Level 3 of the fair value hierarchy as the Company was using a probability-weighted valuation approach, utilizing significant unobservable inputs including the probability and estimated timing of achieving positive or negative results associated with Part B of the STRIVE Phase 2 clinical trial and estimated discount rates related to the risk of achievement of the expected equity issuances. The liability was initially recorded at $4.3 million on May 21, 2018. Fair value adjustments resulting in gains of $0.4 million and $3.9 million were recorded during the years ended December 31, 2019 and 2018, respectively. The contingent forward purchase obligation did not exist as of December 31, 2020 and December 31, 2019.
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
December 31, 2020
Assets:
Cash and money market accounts	$35,912	$35,912	$—	$—
Restricted cash and money market accounts	7,037	7,037	—	—
Total assets at fair value	$42,949	$42,949	$—	$—

December 31, 2019
Assets:
Cash and money market accounts	$50,268	$50,268	$—	$—
Restricted cash and money market accounts	10,000	10,000	—	—
Total assets at fair value	$60,268	$60,268	$—	$—
4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$2,304	$2,104
Leasehold improvements	425	425
Computer hardware and software	404	481
Office equipment	119	119
Furniture and fixtures	142	142
	3,394	3,271
Less accumulated depreciation and amortization	(3,052)	(2,842)
Total	$342	$429
Depreciation and amortization of property and equipment of $0.3 million, $0.3 million and $0.5 million were recorded for the years ended December 31, 2020, 2019 and 2018, respectively.
5. DEBT
On October 3, 2016, the Company entered into a loan and security agreement, or the Loan Agreement, with Pacific Western Bank, as the collateral agent and a lender, or Lender, pursuant to which the Lender agreed to lend to the Company up to $20.0 million in a series of term loans. Contemporaneously, the Company borrowed $10.0 million from the Lender, or Term A Loan. Under the terms of the Loan Agreement, because the Company achieved positive clinical results from the STRIVE Phase 2 clinical trial of rezafungin by March 31, 2018, or the Milestone, the Company had the option to borrow, at its sole discretion, until October 3, 2018, from the Lender up to an additional $10.0 million, or Term B Loan. The Company did not borrow any funds available under the Term B Loan before the draw period ended.
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

CIDARA THERAPEUTICS, INC.
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
On July 27, 2018, the Company and the Lender entered into a Second Amendment to the Loan Agreement, which amended, among other things, the interest-only period, the date of maturity, or Maturity Date, and the interest rate. The interest-only period will be followed by equal monthly payments of principal and interest. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 0.75%. At December 31, 2020, the Term Loans bear interest at 4.50%.
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
On November 5, 2019, the Company and the Lender entered into a Third Amendment to the Loan Agreement, which reset the operating covenant to require the Company to maintain cash equal to or greater than the Company's outstanding indebtedness to the Lender, which is equivalent to a compensating balance and results in a restricted cash balance of $7.0 million and $10.0 million as of December 31, 2020 and 2019, respectively. The amendment also extended the interest-only period through April 3, 2020 and the maturity date through July 3, 2022.
The Company evaluated the First, Second and Third Amendments and determined that the amendments did not represent a substantial change from the original Loan Agreement. Accordingly, the Company accounted for the amendments as debt modifications. Costs previously deferred under the original terms of the Loan Agreement are amortized into interest expense over the new term of the Third Amendment.
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, the Lender has the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable. The principal payments due under the Loan Agreement have been classified as a current liability at December 31, 2020 and 2019 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-K.
As of December 31, 2020, future principal payments due under the Third Amendment of the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2021	$4,444
December 31, 2022	2,593
Total future principal payments due under the Term A Loan	$7,037
The fair value of the warrants to purchase common stock issued in connection with Term Loan A was estimated on the date of issuance using the Black-Scholes valuation model and recorded to additional paid-in capital. The fair value of the warrants on the date of issuance as well as the debt issuance costs incurred in connection with the entry into the Loan Agreement are presented as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet and are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense of $21,000, $36,000 and $56,000 for the years ended December 31, 2020, 2019 and 2018, respectively, for the amortization of the fair value of the warrants and debt issuance costs.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
6. STOCKHOLDERS’ EQUITY
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
With respect to the Series X Convertible Preferred Stock, because the effective conversion price on the commitment date was below the fair value of the common stock at the date of issuance, a beneficial conversion feature with a calculated fair value of $2.8 million existed at the issuance date. As the Series X Convertible Preferred Stock is fully convertible at issuance, the full $2.8 million was recorded at issuance as a deemed dividend on February 12, 2020. This non-cash deemed dividend impacted accumulated deficit and additional paid in capital at December 31, 2020 and net loss attributable to common stockholders and net loss attributable to common stockholders per share for the year ended December 31, 2020.
With respect to the common stock, because the purchase price was below fair value on the issuance date, a bonus element exists at the issuance date. Basic and diluted net loss per common share and shares used to compute basic and diluted net loss per common share have been retroactively adjusted for all periods presented to reflect this bonus element.
Mundipharma Stock Purchase Agreement— On September 3, 2019, the Company entered into a Stock Purchase Agreement, with Mundipharma AG, or the Purchaser, a related party, pursuant to which the Company issued to the Purchaser 4,781,408 shares of its common stock, or the Shares, in a private placement at a price per share of $1.884 (a 20% premium to the volume weighted average price of the Company’s common stock for the 10 trading days prior to September 3, 2019) for an aggregate purchase price of approximately $9.0 million.
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
The Company performed an analysis to allocate the proceeds from the May 2018 registered direct offering to the offering's various components on a relative fair value basis, including the contingent forward purchase obligations (discussed further in Note 4) as well as the common stock, Series X Convertible Preferred Stock, warrants, and option fee. With respect to the Series X Convertible Preferred Stock, because the adjusted conversion price on the commitment date (following the allocation of proceeds on a fair value basis) was below the fair value of the common stock at the date of issuance, a beneficial conversion feature with a calculated fair value of $10.3 million existed at the issuance date. The beneficial conversion feature is amortized as a deemed dividend to the preferred holders. As the Series X Convertible Preferred Stock is fully convertible at issuance, the full amortization of the $10.3 million was recorded at issuance as a deemed dividend on May 23, 2018. This non-cash deemed dividend impacted net loss attributable to common stockholders and net loss attributable to common stockholders per share for the year ended December 31, 2018.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
offering terminated and are of no further force or effect, and the second closing will not be held. As a result of this election, the optional third closing of the offering and the related concurrent private placement of warrants will not be held.
Preferred Stock— Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at December 31, 2020.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share.
On March 22, 2019, the Company entered into an Exchange Agreement with Biotechnology Value Fund, L.P., and certain of its affiliated entities (collectively, BVF), pursuant to which BVF, without monetary consideration, agreed to exchange an aggregate of 1,200,000 shares of the Company’s common stock for an aggregate of 120,000 shares of the Company’s Series X Convertible Preferred Stock.
On August 12, 2020, at the request of certain holders, 52,241 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 522,410 shares of the Company’s common stock.
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
The Company evaluated the Series X Convertible Preferred Stock for liability or equity classification under ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the Series X Convertible Preferred Stock did not meet the definition of liability instruments defined thereunder as convertible instruments. Additionally, the Series X Convertible Preferred Stock is not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, and (iii) upon the occurrence of an event that is not solely within control of the Company.
Common Stock—The Company had 200,000,000 shares of common stock authorized as of December 31, 2020. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
In November 2017 the Company began to sell shares of common stock under a controlled equity offering sales agreement with Cantor Fitzgerald & Co. During the year ended December 31, 2018, the Company sold 847,937 shares of common stock for net proceeds of approximately $6.4 million after deducting placement agent fees.
In September 2019, the Company began to sell shares of common stock under a controlled equity offering sales agreement with Cantor Fitzgerald & Co. During the years ended December 31, 2020 and 2019, the company sold

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
3,515,871 and 2,095,887 shares of common stock for net proceeds of approximately $11.2 million and $5.3 million, respectively, after deducting placement agent fees.
Common Stock Warrants
As of December 31, 2020 and 2019, warrants to purchase 12,517,328 shares of the Company's common stock were outstanding with a weighted average exercise price of $6.82 per share.
The warrants had no intrinsic value at December 31, 2020 and 2019. The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	December 31,
	2020	2019
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred stock	10,442,780	5,652,310
Stock options, RSUs and PRSUs issued and outstanding	6,787,033	5,360,563
Authorized for future stock awards	2,813,131	559,898
Awards available under the ESPP	521,986	463,741
Total	33,082,258	24,553,840
7. EQUITY INCENTIVE PLANS
2020 Inducement Incentive Plan and 2015 Equity Incentive Plan
In December 2020, the Company's board of directors approved and adopted the 2020 Inducement Incentive Plan, or 2020 IIP. Under the 2020 IIP, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, and other awards to individuals who were not previously employees or directors of the Company, or who are returning to employment following a bona fide period of non-employment with the Company, as an inducement material to such persons entering into employment with the Company.
In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Equity Incentive Plan, or 2015 EIP. Under the 2015 EIP, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, and other awards to individuals who are employees, officers, directors or consultants of the Company. The number of shares of stock available for issuance under the 2015 EIP is automatically increased each January 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number as determined by the Company’s board of directors.
Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2020 IIP and 2015 EIP. Stock options granted by the Company generally vest over a three- or four-year period. Certain stock options are subject to acceleration of vesting in the event of certain change of control transactions. The stock options may be granted for a term of up to 10 years from the date of grant. The exercise price for stock options granted under the 2020 IIP and 2015 EIP must be at a price no less than 100% of the fair value of the shares on the date of grant, provided that for an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the value on the date of grant.
2015 Employee Stock Purchase Plan
In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Employee Stock Purchase Plan, or ESPP. The number of shares of stock available for issuance under the ESPP is automatically increased each January 1 by the lesser of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 490,336 shares, or (iii) such lesser number as determined by the Company’s board of directors.
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
compensation. During the years ended December 31, 2020, 2019 and 2018, 280,139, 242,501 and 158,066 shares, respectively, were issued pursuant to the ESPP.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the year ended December 31, 2020:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	383,885	$3.97
RSUs and PRSUs granted	151,475	2.29
RSUs and PRSUs vested	(74,804)	4.18
RSUs and PRSUs canceled	(32,321)	5.40
Outstanding at December 31, 2020	428,235	$3.55
The weighted-average grant date fair value of RSUs and PRSUs granted during the years ended December 31, 2019 and 2018 was $2.88 and $3.83, respectively, per share. The total fair value of RSUs and PRSUs vested during the years ended December 31, 2020 and 2019 was approximately $0.3 million and $0.5 million, respectively, and was immaterial for the year ended December 31, 2018.
At December 31, 2020, estimated unrecognized compensation expense related to RSUs and PRSUs granted was approximately $1.3 million.
2019 Option Exchange
On November 20, 2019, the Company commenced an option exchange program pursuant to which it offered to certain employees the option to exchange some or all of their outstanding stock options, whether vested or unvested, for new stock options, or the Option Exchange. Stock options were eligible for exchange, or Eligible Options, if they had an exercise price greater than the greater of (i) $2.28 and (ii) the closing price of the Company's common stock on December 18, 2019, or the Exchange Date. An exchange ratio of 1 for 1 was applied to options held by eligible employees who were not executive officers for purposes of Section 16 of the Exchange Act as designated by the Board, or a Section 16 Officer, and an exchange ratio of 1.5 for 1 applied to options held by Section 16 officers.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Stock Options
The following table summarizes stock option activity during the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	4,976,678	$4.37	7.27	$3,880
Options granted	1,747,000	2.15
Options exercised	(5,411)	2.55
Options canceled	(359,469)	7.30
Outstanding at December 31, 2020	6,358,798	$3.59	7.04	$55
Vested and expected to vest at December 31, 2020	6,358,798	$3.59	7.04	$55
Exercisable at December 31, 2020	4,160,074	$4.21	6.26	$31
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
The following table summarizes the Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted to employees under our equity incentive plans and the shares purchasable under our 2015 ESPP during the periods presented:

	For the years ended December 31,
	2020	2019
2015 EIP and 2020 IIP
Risk-free interest rate	0.30% - 1.66%	1.42% - 2.57%
Expected dividend yield	0%	0%
Expected volatility	82% - 85%	80% - 82%
Expected term (years)	5.27 - 6.08	5.27 - 6.08
2015 ESPP
Risk-free interest rate	0.08% - 0.17%	1.55% - 2.42%
Expected dividend yield	0%	0%
Expected volatility	65% - 105%	67% - 82%
Expected term (years)	0.50 - 2.00	0.50 - 2.00
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Research and development	$2,089	$2,502	$2,676
General and administrative	2,001	2,571	3,034
Total	$4,090	$5,073	$5,710
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $1.48, $1.78 and $2.98, respectively, per share. The total intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was immaterial, and approximately $0.2 million during the year ended December 31, 2018.
As of December 31, 2020, total unrecognized share-based compensation expense related to unvested stock options was approximately $3.4 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.89 years.
As of December 31, 2020, total unrecognized compensation expense related to the Company’s ESPP was approximately $0.1 million. This unrecognized compensation cost is expected to be recognized over approximately 0.57 years.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
8. SIGNIFICANT AGREEMENTS AND CONTRACTS
Mundipharma Collaboration Agreement
On September 3, 2019, the Company entered into a Collaboration and License Agreement, or the Collaboration Agreement, with Mundipharma, a related party, for a strategic collaboration to develop and commercialize rezafungin in an intravenous formulation, or the Licensed Product for the treatment and prevention of invasive fungal infections.
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
The total potential transaction value is $568 million, including an equity investment (see Note 6 for additional information), an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. The Company is also eligible for double-digit royalties in the teens on tiers of annual net sales.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
extension of or the grant of a supplementary protection certificate with respect to, any of the Company's patent rights licensed to Mundipharma, or upon an insolvency event of Mundipharma.
Revenue Recognition
The Company determined the transaction price is equal to the up-front fee of $30 million plus the research and development funding of $31.2 million. The common stock issued pursuant to the Mundipharma Stock Purchase Agreement was determined to be issued at fair market value after applying a lack of marketability discount as Mundipharma received restricted shares. Therefore, no additional premium or discount was allocated to the transaction price of the Agreement for the share issuance. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Agreement, as well as the amount of revenue allocated to each distinct significant performance obligation, is as follows:
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
Research and Development Services. The Company and Mundipharma share equally in the costs of ongoing rezafungin clinical development in the Licensed Territory up to the specified cap, which represents a distinct performance obligation. The Company records these cost-sharing payments due from Mundipharma as collaboration revenue. The Company concluded that progress towards completion of the performance obligation related to the research and development services is best measured in an amount proportional to the research and development expenses incurred and the total estimated research and development expenses.
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
Milestone Payments. The Company determined that as of December 31, 2020, all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. In November 2020, the Company achieved a $11.1 million milestone under the Agreement, which is recorded as long-term deferred revenue as of December 31, 2020 because the rights to consideration is not expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. No revenue related to milestones was recognized during the years ended December 31, 2020, 2019 and 2018.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the years ended December 31, 2020, 2019 and 2018.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The following table presents a summary of the activity in the Company's contract liabilities (recorded as deferred revenue on the balance sheet) during the year ended December 31, 2020 (in thousands):

Opening balance, December 31, 2019	$9,803
Payments received	16,129
Milestone payment receivable	11,145
Revenue from performance obligations satisfied during reporting period	(12,067)
Closing balance, December 31, 2020	$25,010

Current portion of deferred revenue	$13,865
Long-term portion of deferred revenue	11,145
Total deferred revenue, December 31, 2020	$25,010
The following table presents our contract revenues disaggregated by timing of revenue recognition (in thousands):

	Years Ended December 31
	2020		2019
	Point in Time	Over Time	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
License of Intellectual Property	$—	$—	$17,861	$—
Research and Development Services	—	10,513	—	2,670
Clinical Supply Services	—	1,554	—	384
Total revenue from Mundipharma Collaboration Agreement	$—	$12,067	$17,861	$3,054
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
The following table provides a reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes (in thousands):

	Years Ended December 31,
	2020	2019	2018
Federal income taxes at 21% for 2020, 2019 and 2018	$(15,142)	$(8,629)	$(12,393)
State income tax, net of federal benefit	(469)	(1,899)	—
Tax effect on nondeductible expenses	486	561	(278)
Research credits	(2,956)	(4,141)	(4,737)
Rate change	344	(664)	—
Change in valuation allowance	15,912	13,692	16,421
Reserve for uncertain tax positions	739	1,035	1,184
162m deferred tax asset limitation	857	—	—
Other	229	45	(197)
Income tax expense	$—	$—	$—

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$62,238	$47,468
Research credits	19,330	17,113
Intangibles	221	270
Stock compensation	2,007	2,916
Lease liability	224	458
Other	795	895
Total deferred tax assets	84,815	69,120
Less valuation allowance	(84,608)	(68,695)
Deferred tax assets, net of valuation allowance	207	425
Deferred tax liabilities:
Right-of-use assets	(207)	(425)
Total deferred tax liabilities	(207)	(425)
Net deferred tax assets	$—	$—
At December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $282.7 million and $222.1 million, respectively. The federal and state loss carryforwards begin to expire in 2033 and 2029, respectively, unless previously utilized. The Company also has federal research and development and orphan drug credit carryforwards totaling $22.9 million and state research and development credit carryforwards totaling $3.8 million. The federal research and development credit and orphan drug credit carryforwards begin to expire in 2033, unless previously utilized. The state research and development credit carryforwards of $3.8 million have no expiration date.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence, including a history of operating losses, management has determined that it is more likely than not that the net deferred tax assets will not be realized. A valuation allowance of $84.6 million and $68.7 million as of December 31, 2020 and 2019, respectively, has been established to offset the net deferred tax assets as realization of such assets is uncertain.
Future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383, as a result of ownership changes that may have occurred or that could occur in the future. An ownership change occurs when a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to coronavirus disease 2019 (“COVID-19”). The CARES Act, among other things, included several significant provisions that impacted corporate taxpayers’ accounting for income taxes. Prior to the enactment of the CARES Act, the 2017 Tax Cuts and Jobs Act generally eliminated the ability to carryback net operating losses (“NOLs”), and permitted the NOLs arising in tax years beginning after December 31, 2017 to be carried forward indefinitely, limited to 80% of the taxpayer’s income. The CARES Act amended the NOL rules, suspending the 80% limitation on the utilization of NOLs generated after December 31, 2017 and before January 1, 2021. Additionally, the CARES Act allows corporate NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss. Also, the CARES Act allows companies to defer making certain payroll tax payments until future years. With the enactment of the CARES Act, the company does not expect a financial statement impact from income taxes.
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. At December 31, 2020, 2019 and 2018, the unrecognized tax benefits recorded were approximately $23.3 million, $22.6 million and $16.5 million, respectively. Approximately $19.1 million of the unrecognized tax benefits would reduce the Company's annual effective tax rates, if recognized, subject to the valuation allowances. The Company does not anticipate a significant change in the unrecognized tax benefits within the next 12 months.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2020, 2019 and 2018 is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance as of the beginning of the year	$22,558	$16,524	$10,756
Increases related to current year tax positions	777	1,074	1,224
Increases related to prior year tax positions	—	4,960	4,544
Balance as of the end of the year	$23,335	$22,558	$16,524

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
10. COMMITMENTS AND CONTINGENCIES
Litigation—From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company at December 31, 2020 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
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
The Company's single lease upon adoption is for laboratory and office space in San Diego, California and was entered into in June 2014. Amendments for additional space were entered into in February 2015, March 2015 and August 2015. On June 29, 2018 the Company entered into a Fourth Amendment to its lease which extended the term of the lease by an additional 36 months and increases base rent to $70,000 per month effective January 1, 2019. The Company was also granted an option, exercisable prior to September 30, 2019, to expand its leased premises on the same terms as the current lease, subject to compliance with specified conditions. The Company did not exercise this option prior to expiration.
The lease expires in December 2021 with options for two individual two-year extensions. As of January 1, 2019, December 31, 2019 and December 31, 2020, the Company was not reasonably certain that it would exercise the extension option, and therefore did not include this option in the determination of the total lease term for accounting purposes. The lease is subject to charges for common area maintenance and other costs, and base rent is subject to 3% annual increases every January. The adjusted incremental borrowing rate used in measuring the Company's lease liability was 10.8%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company's operating lease as of December 31, 2020 (in thousands):

2021	$995
Total undiscounted operating lease payments	995
Less: Imputed interest	(56)
Present value of lease payments	$939

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The balance sheet classification of the Company's operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$868

Current portion of lease liability	$939
Total operating lease liability	$939
As of December 31, 2020, the weighted average remaining lease term was 1 year.
Cash paid for amounts included in the present value of operating lease liabilities was $1.0 million for the year ended December 31, 2020.
Operating lease costs were $1.0 million, $1.0 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. These costs are primarily related to the Company's long-term operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
Contractual Obligations—The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
11. SUBSEQUENT EVENTS
"At-the-market" offering—In September 2019, the Company began to sell shares of common stock under a controlled equity offering sales agreement with Cantor Fitzgerald & Co. During the period from January 1, 2021, through February 18, 2021, the Company sold 3,132,706 shares of common stock for net proceeds of approximately $8.1 million after deducting placement agent fees.

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
As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
This Annual Report does not include an attestation report of our registered public accounting firm due to the Company's status as a non-accelerated filer.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2021 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2020, and is incorporated herein by reference.
We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.cidara.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver. The information contained on, or that can be accessed through, our website is not part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
1.Financial Statements—We have filed the following documents in Item 8 of this Annual Report:
2.Financial Statement Schedules—All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.
3.Exhibits—For a list of exhibits filed with this Annual Report, refer to the exhibit index below. The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this Annual Report.

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

4.2	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 3, 2016).
4.3	Form of Common Stock Purchase Warrant for First Private Placement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on May 21, 2018)
4.4	Description of the Registrant's Securities (incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q, filed on August 13, 2020).
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

10.5+	Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K, filed on March 4, 2020).
10.6
Form of Amended and Restated Employment Agreement by and between the Registrant and its executive officers (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on November 10, 2016).

10.7+	Cidara Therapeutics, Inc. 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 7, 2020).
10.8+
Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Cidara Therapeutics, Inc. 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 7, 2020).

10.9+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Cidara Therapeutics, Inc. 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on December 7, 2020).

10.10
Loan and Security Agreement by and between Registrant and Pacific Western Bank, dated October 3, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 3, 2016).

10.11
Asset Purchase Agreement by and between Registrant and Seachaid Pharmaceuticals, Inc., dated May 30, 2014 (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.12
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

10.14
First Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated June 9, 2014 (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S‑1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.15
Second Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated February 15, 2015 (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.16
Third Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated July 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 16, 2015).

10.17+	Form of Restricted Stock Unit Award Grant Notice (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2017).
10.18
First Amendment to Loan and Security Agreement, by and between the Registrant and Pacific Western Bank, dated June 13, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 9, 2018).

10.19
Fourth Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 3, 2018).

10.20
Second Amendment to Loan and Security Agreement, by and between the Registrant and Pacific Western Bank, dated July 27, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 31, 2018).

10.21
Collaboration and License Agreement, dated September 3, 2019, by and between the Registrant and Mundipharma Medical Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed November 8, 2019).

10.22
Stock Purchase Agreement, dated September 3, 2019, by and between the Registrant and Mundipharma Medical Company (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed November 8, 2019).

10.23	Third Amendment to Loan and Security Agreement, by and between the Registrant and Pacific Western Bank, dated November 5, 2019.
21.1	List of subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: February 25, 2021	By:	/s/ Jeffrey Stein, Ph.D.
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

Name	Title	Date

/s/ Jeffrey Stein, Ph.D.	President and Chief Executive Officer and Member of the Board of Directors	February 25, 2021
Jeffrey Stein, Ph.D.	(Principal Executive Officer)

/s/ James Levine	Chief Financial Officer	February 25, 2021
James Levine	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel D. Burgess	Chairman of the Board of Directors	February 25, 2021
Daniel D. Burgess

/s/ Bonnie Bassler, Ph.D.	Member of the Board of Directors	February 25, 2021
Bonnie Bassler, Ph.D.

/s/ Carin Canale-Theakston	Member of the Board of Directors	February 25, 2021
Carin Canale-Theakston

/s/ Timothy R. Franson, M.D.	Member of the Board of Directors	February 25, 2021
Timothy R. Franson, M.D.

/s/ David Gollaher, Ph.D.	Member of the Board of Directors	February 25, 2021
David Gollaher

/s/ Chrysa Mineo	Member of the Board of Directors	February 25, 2021
Chrysa Mineo

/s/ Theodore R. Schroeder	Member of the Board of Directors	February 25, 2021
Theodore R. Schroeder