Form 10-Q
period 2021-03-31
Cidara Therapeutics, Inc.
filed 2021-05-13
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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
As of April 30, 2021, the registrant had 48,289,795 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited)	5
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2021 and 2020 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30
PART II. OTHER INFORMATION	30
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3. Defaults Upon Senior Securities	68
Item 4. Mine Safety Disclosures	68
Item 5. Other Information	68
Item 6. Exhibits	69
SIGNATURES	70

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,863	$35,912
Restricted cash	5,926	7,037
Accounts receivable	11	11,175
Prepaid expenses and other current assets	2,501	3,067
Total current assets	51,301	57,191
Property and equipment, net	285	342
Operating lease right-of-use asset	663	868
Other assets	1,961	2,023
Total assets	$54,210	$60,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,215	$4,568
Accrued liabilities	9,047	7,959
Accrued compensation and benefits	5,661	4,210
Current deferred revenue	15,411	13,865
Current portion of term loan	5,916	7,023
Current portion of lease liability	716	939
Total current liabilities	39,966	38,564
Long-term deferred revenue	12,352	11,145
Total liabilities	52,318	49,709
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020:
Series X Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2021 and December 31, 2020; 1,096,519 and 1,044,278 shares issued and outstanding, respectively, at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 48,288,670 and 44,876,408 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	354,879	345,411
Accumulated deficit	(352,992)	(334,700)
Total stockholders' equity	1,892	10,715
Total liabilities and stockholders' equity	$54,210	$60,424

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2021	2020
Revenues:
Collaboration revenue	$2,408	$2,530
Total revenues	2,408	2,530
Operating expenses:
Research and development	15,849	12,996
General and administrative	4,781	4,095
Total operating expenses	20,630	17,091
Loss from operations	(18,222)	(14,561)
Other income (expense):
Interest income (expense), net	(70)	22
Total other income (expense), net	(70)	22
Net loss and comprehensive loss	(18,292)	(14,539)
Recognition of beneficial conversion feature	—	(2,762)
Net loss attributable to common shareholders	$(18,292)	$(17,301)
Basic and diluted net loss per common share	$(0.39)	$(0.46)

Shares used to compute basic and diluted net loss per common share	46,967,213	37,856,338

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Operating activities:
Net loss	$(18,292)	$(14,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	71
Stock-based compensation	879	1,246
Non-cash interest expense	3	1
Amortization of debt issuance costs	1	—
Operating lease right-of-use assets and liabilities, net	(17)	(12)
Changes in assets and liabilities:
Accounts receivable	11,164	(307)
Prepaid expenses, other current assets, and other assets	461	(1,021)
Accounts payable and accrued liabilities	(253)	379
Accrued compensation and benefits	1,451	(1,422)
Deferred revenue	2,753	476
Net cash used in operating activities	(1,793)	(15,128)

Investing activities:
Purchases of property and equipment	(12)	(36)
Net cash used in investing activities	(12)	(36)

Financing activities:
Proceeds from issuance of common and Series X Preferred stock pursuant to rights offering, net of issuance costs	—	29,186
Proceeds from public offering of common stock, net of issuance costs	8,755	19
Proceeds from exercise of stock options	1	5
Principal repayments of Term Loan	(1,111)	—
Net cash provided by financing activities	7,645	29,210
Net increase in cash, cash equivalents, and restricted cash	5,840	14,046
Cash, cash equivalents, and restricted cash at beginning of period	42,949	60,268
Cash, cash equivalents, and restricted cash at end of period	$48,789	$74,314

Supplemental disclosure of cash flows:
Interest paid	$75	$139

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
(unaudited)

	Three Months Ended March 31, 2021
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2020	1,044,278	$—	44,876,408	$4	$345,411	$(334,700)	$10,715
Public offering of common stock, net of issuance costs	—	—	3,327,706	1	8,588	—	8,589
Issuance of common stock for exercise of options	—	—	486	—	1	—	1
Issuance of common stock for restricted share units vested	—	—	84,070	—	—	—	—
Stock-based compensation	—	—	—	—	879	—	879
Net loss	—	—	—	—	—	(18,292)	(18,292)
Balance, March 31, 2021	1,044,278	—	48,288,670	5	354,879	(352,992)	1,892

	Three Months Ended March 31, 2020
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2019	565,231	$—	33,838,466	$3	$297,659	$(259,827)	$37,835
Rights offering, net of offering costs	531,288	—	6,639,307	1	29,185	—	29,186
Recognition of beneficial conversion feature	—	—	—	—	2,762	(2,762)	—
Public offering of common stock, net of issuance costs	—	—	7,600	—	19	—	19
Issuance of common stock for exercise of options	—	—	1,834	—	5	—	5
Issuance of common stock for restricted share units vested	—	—	72,304	—	—	—	—
Stock-based compensation	—	—	—	—	1,246	—	1,246
Net loss	—	—	—	—	—	(14,539)	(14,539)
Balance, March 31, 2020	1,096,519	—	40,559,511	$4	$330,876	$(277,128)	$53,752

See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious fungal or viral infections. The Company’s lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious, invasive fungal infections. In addition, the Company is using its Cloudbreak® antiviral platform to develop Antiviral Conjugates, or AVCs, for the prevention and treatment of influenza and other viral infections, including RSV, HIV and the SARS-CoV-2 strains causing COVID-19.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At March 31, 2021, the Company had an accumulated deficit of $353.0 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At March 31, 2021, the Company had cash, cash equivalents and restricted cash of $48.8 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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

Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2021 and 2020.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s consolidated financial statements relate to estimating the fair value of the Company’s stock options, estimated collaboration expenses and incurred expenses related to the Mundipharma Collaboration Agreement (as defined below), and certain accruals, including those related to nonclinical and clinical activities. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
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
Restricted cash represents cash that the Company is required to maintain on hand in order to maintain compliance with an operating covenant in the Third Amendment to the Company's Loan Agreement with Pacific Western Bank. See Note 4 for additional information.
Accounts Receivable
Accounts receivable are recorded at their net invoice value and are not interest bearing. The Company reserves specific receivables when collectibility is no longer probable. These reserves are re-evaluated on a regular basis and are adjusted, as needed. Once a receivable is deemed to be uncollectible, such balance is recorded as an allowance for credit losses. No such allowance existed at March 31, 2021 or December 31, 2021.
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

Income Taxes
The Company follows ASC 740, Income Taxes, or ASC 740, in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Revenue Recognition
The Company recognizes revenue is accordance with ASC Topic 606, Revenue from Contracts with Customers, or Topic 606, which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
In September 2019, the Company entered into a Collaboration and License Agreement, or the Mundipharma Collaboration Agreement, with Mundipharma Medical Company, or Mundipharma. The Company concluded that there were three significant performance obligations under the Mundipharma Collaboration Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in September 2019.
The Company concluded that progress towards completion of the research and development and clinical supply performance obligations related to the Mundipharma Collaboration Agreement is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which may adjust revenue recognized for the period. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in the period could be materially impacted. The transaction price to be recognized as revenue under the Mundipharma Collaboration Agreement consists of the upfront payment and estimated reimbursable research and development and clinical supply costs.
Potential future payments for variable consideration, such as clinical, regulatory or commercial milestones, will be recognized when it is probable that, if recorded, a significant reversal will not take place. Potential future royalty payments will be recorded as revenue when the associated sales occur.
See Note 7 for additional information.
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
Stock-Based Compensation
The Company accounts for stock-based compensation expense related to stock options, Restricted Stock Units, or RSUs, Performance-based RSUs, or PRSUs, and Employee Stock Purchase Plan rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model. For awards subject to time-based vesting conditions, including those with a graded vesting schedule, stock-based compensation expense is recognized using the straight-line method. For performance-based awards to employees, (i) the fair value of the award is determined on the grant date, (ii) the Company assesses the probability of the individual performance milestones under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met. The Company recognizes forfeitures related to stock-based compensation as they occur.
The Company estimates the fair value of stock option awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the risk-free interest rate, (b) the historical volatility of the Company's stock, (c) the expected term of the award, and (d) the expected dividend yield. In January 2021, the Company began to compute the historical volatility data using the daily close prices for the Company's common stock during the equivalent period of the calculated expected term of the Company's stock-based awards. The Company estimated the expected life of employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2021	2020
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred stock	10,442,780	10,965,190
Common stock options, RSUs and PRSUs issued and outstanding	8,648,708	6,658,011
Total	31,608,816	30,140,529
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
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes," which eliminates certain exceptions within ASC 740, Income Taxes, and clarifies other aspects of the current guidance to promote consistency among reporting entities. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of this standard did not have a material impact on the Company's financial statements.
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
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
March 31, 2021
Assets:
Cash and money market funds	$42,863	$42,863	$—	$—
Restricted cash and money market accounts	5,926	5,926	—	—
Total assets at fair value	$48,789	$48,789	$—	$—

December 31, 2020
Assets:
Cash and money market accounts	$35,912	$35,912	$—	$—
Restricted cash and money market accounts	7,037	7,037	—	—
Total assets at fair value	$42,949	$42,949	$—	$—
4. DEBT
Term Loans— On October 3, 2016, the Company entered into a loan and security agreement, or the Loan Agreement, with Pacific Western Bank, as the collateral agent and a lender, or the Lender, pursuant to which the Company has borrowed $10.0 million from the Lender, or the Term A Loan. At March 31, 2021, the Term A Loan bears interest at 4.5% and mature on July 3, 2022.

On March 16, 2021, the Company and the Lender entered into a Fourth Amendment to the Loan Agreement, which modified certain debt covenants under the original agreement but had no impact on current or future cash flows.
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement or the occurrence of a material adverse change, the Lender has the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable. The principal payments due under the Loan Agreement have been classified as a current liability at March 31, 2021 and December 31, 2020 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.
As of March 31, 2021, future principal payments due under the Third Amendment of the Term A Loan are as follows (in thousands):

Year ended:
December 31, 2021	$3,333
December 31, 2022	2,593
Total future principal payments due under the Term A Loan	$5,926
5. STOCKHOLDERS’ EQUITY
2020 Rights Offering
On January 22, 2020, the Company initiated a rights offering to raise gross proceeds of $30.0 million through the distribution of subscription rights to holders of its common stock, Series X Preferred Stock, and warrants to purchase common stock issued on May 21, 2018, or the Rights Offering. On February 12, 2020, the Company sold 6,639,307 shares of common stock and 531,288 shares of Series X Preferred Stock for $2.51 and $25.10 per share, respectively, for aggregate gross proceeds of $30.0 million. Total offering costs of $0.8 million were offset against the proceeds from the sale of common stock for total net proceeds of $29.2 million. The Rights Offering was fully backstopped by Biotechnology Value Fund, L.P. and Stonepine Capital, LP.
With respect to the Series X Convertible Preferred Stock, because the effective conversion price on the commitment date was below the fair value of the common stock at the date of issuance, a beneficial conversion feature with a calculated fair value of $2.8 million existed at the issuance date. As the Series X Convertible Preferred Stock is fully convertible at issuance, the full $2.8 million was recorded at issuance as a deemed dividend on February 12, 2020. This non-cash deemed dividend impacted accumulated deficit and additional paid in capital at March 31, 2020 and net loss attributable to common stockholders and net loss attributable to common stockholders per share for the year ended March 31, 2020.
With respect to the common stock, because the purchase price was below fair value on the issuance date, a bonus element exists at the issuance date. Basic and diluted net loss per common share and shares used to compute basic and diluted net loss per common share have been retroactively adjusted for all periods presented to reflect this bonus element.
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co, or the Sales Agreement. During the three months ended March 31, 2021 and March 31, 2020, the company sold 3,327,706 and 7,600 shares of common stock, respectively, for net proceeds of approximately $8.6 million and $19.0 thousand, respectively, after deducting placement agent fees.
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at March 31, 2021.
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of March 31, 2021. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Warrants
As of March 31, 2021 and December 31, 2020, warrants to purchase 12,517,328 shares of common stock were outstanding at a weighted average exercise price of $6.82 per share.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	March 31, 2021	December 31, 2020
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred Stock	10,442,780	10,442,780
Common stock options, RSUs and PRSUs issued and outstanding	8,648,708	6,787,033
Authorized for future stock awards under the Company's option plans	2,642,065	2,813,131
Authorized for future issuance under the ESPP	969,899	521,986
Total	35,220,780	33,082,258

6. EQUITY INCENTIVE PLANS
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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the three months ended March 31, 2021 and 2020, no shares were issued pursuant to the ESPP.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the three months ended March 31, 2021:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	428,235	$3.55
RSUs and PRSUs granted	125,925	2.56
RSUs and PRSUs vested	(100,558)	3.41
RSUs and PRSUs canceled	(2,125)	2.27
Outstanding at March 31, 2021	451,477	$3.31
The weighted-average grant date fair value of RSUs and PRSUs granted during the three months ended March 31, 2020 was $4.24 per share. The total fair value of RSUs and PRSUs vested during the three months ended March 31, 2021 and March 31, 2020 was approximately $0.3 million and $0.3 million, respectively.
At March 31, 2021, estimated unrecognized compensation expense related to RSUs and PRSUs grants was approximately $1.5 million.

Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	6,358,798	$3.59	7.04	$55
Options granted	1,894,850	2.55
Options exercised	(486)	1.98
Options canceled	(55,931)	4.34
Outstanding at March 31, 2021	8,197,231	$3.35	7.56	$1,826
Vested and expected to vest at March 31, 2021	8,197,231	$3.35	7.56	$1,826
Exercisable at March 31, 2021	4,401,525	$4.10	6.21	$806
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$391	$601
General and administrative	488	645
Total	$879	$1,246
The weighted-average grant date fair value of stock options granted by the Company during the three months ended March 31, 2021 and March 31, 2020 was $1.51 and $1.39, respectively, per share. The total intrinsic value of stock options exercised during the three months ended March 31, 2021 and March 31, 2020 was immaterial.
As of March 31, 2021, total unrecognized share-based compensation expense related to unvested stock options was approximately $5.6 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
As of March 31, 2021, total unrecognized compensation expense related to the ESPP was approximately $0.1 million. This unrecognized compensation cost is expected to be recognized over approximately 0.5 years.
7. SIGNIFICANT AGREEMENTS AND CONTRACTS
Mundipharma Collaboration Agreement
On September 3, 2019, the Company entered into the Mundipharma Collaboration Agreement with Mundipharma, a related party, for a strategic collaboration to develop and commercialize rezafungin in an intravenous formulation, or the Licensed Product for the treatment and prevention of invasive fungal infections.
Under the Mundipharma Collaboration Agreement, the Company is responsible for leading the conduct of an agreed global development plan, or the Global Development Plan, that includes the Company’s ongoing Phase 3 pivotal clinical trial of the Licensed Product for the treatment of candidemia and/or invasive candidiasis, or the ReSTORE Trial, and the Company’s planned Phase 3 pivotal clinical trial of the Licensed Product for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients, or the ReSPECT Trial, as well as specified GLP-compliant non‑clinical studies and chemistry, manufacturing and controls, or CMC, development activities for the Licensed Product. Mundipharma is responsible for performing all development activities, other than Global Development Plan activities, that may be necessary to obtain and maintain regulatory approvals for the Licensed Product in the Mundipharma Territory, at Mundipharma’s sole cost.
Pursuant to the Mundipharma Collaboration Agreement, the Company granted Mundipharma an exclusive, royalty‑bearing license to develop, register and commercialize the Licensed Product outside of the United States and Japan, or the Mundipharma Territory, subject to the Company’s retained right to lead a global development program for the Licensed

Product in both the Mundipharma Territory and in the United States and Japan, or the Company Territory, as described below.
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
The total potential transaction value is $568.0 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. The Company is also eligible for double-digit royalties in the teens on tiers of annual net sales.
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
Milestone Payments. The Company determined that as of March 31, 2021, all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. In November 2020, the Company achieved a $11.1 million milestone under the Agreement, which is recorded as long-term deferred revenue as of March 31, 2021 because the rights to consideration is not expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. No revenue related to milestones was recognized during the three months ended March 31, 2021 or 2020.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2021 or 2020.
Janssen Collaboration Agreement
On March 31, 2021, the Company entered into an exclusive worldwide license and collaboration agreement, or the Janssen Collaboration Agreement, with Janssen Pharmaceuticals, Inc., or Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, to develop and commercialize Cloudbreak AVCs for the prevention and treatment of seasonal and pandemic influenza, including CD388.
Under the terms of the Janssen Collaboration Agreement, the Company will collaborate in the research, preclinical and early clinical development of CD388, or another mutually-agreed influenza AVC development candidate, under an agreed research plan with the objective of advancing development through Phase 1 clinical trials and the first Phase 2 clinical trial. The Company will be responsible for performing all investigational new drug, or IND, -enabling studies and clinical trials under the research plan. Both parties will be responsible for conducting certain specified chemistry, manufacturing and controls development activities under the research plan. Janssen will be solely responsible, and reimburse the Company for internal personnel and out-of-pocket costs incurred in performing the research plan activities in accordance with an agreed budget. After completion of the research plan and upon its election to proceed with development, Janssen will be solely responsible for late-stage development, manufacturing, registration and commercialization.
The total potential transaction value is $780.0 million, including a $27.0 million upfront payment, $58.0 million in budgeted research and development funding, and up to $695.0 million in development, regulatory and commercial milestones. In addition, the Company is entitled to tiered royalties on worldwide sales in the mid to high single digits. The Company also has the option to co-detail the first product under the collaboration to receive marketing approval in the U.S.
The effectiveness of the Janssen Collaboration Agreement was subject to the expiration or earlier termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, which had not occurred as of March 31, 2021. Accordingly, the Company has neither received any cash nor recognized any revenue associated with this agreement for the three months ended March 31, 2021.
On May 12, 2021, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the Janssen Collaboration Agreement expired and the Janssen Collaboration Agreement became effective.

Contract Liabilities
The following table presents a summary of the activity in the Company's contract liabilities (recorded as deferred revenue on the balance sheet) during the three months ended March 31, 2021 (in thousands):

Opening balance, December 31, 2020	$25,010
Payments received in advance	5,161
Revenue from performance obligations satisfied during reporting period	(2,408)
Closing balance, March 31, 2021	$27,763

Current portion of deferred revenue	$15,411
Long-term portion of deferred revenue	12,352
Total deferred revenue, March 31, 2021	$27,763

All of the company's revenue for the three months ended March 31, 2021 was earned from work performed under the Mundipharma Collaboration Agreement.
The following table presents our contract revenues disaggregated by timing of revenue recognition and excludes royalty revenue (in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Point in Time	Over Time	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
Research and Development Services	$—	$2,331	$—	$1,992
Clinical Supply Services	—	77	—	538
Total revenue from Mundipharma Collaboration Agreement	$—	$2,408	$—	$2,530
8. COMMITMENTS AND CONTINGENCIES
Lease Obligations
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company's operating lease as of March 31, 2021 (in thousands):

2021	748
Total undiscounted operating lease payments	$748
Less: Imputed interest	(32)
Present value of lease payments	$716
The balance sheet classification of the Company's operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$663

Current lease liability	$716
As of March 31, 2021, the weighted average remaining lease term was 0.8 years.
Cash paid for amounts included in the present value of operating lease liabilities was $0.2 million for the three months ended March 31, 2021.
Operating lease costs were $0.2 million for the three months ended March 31, 2021. These costs are primarily related to the Company's long-term operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.

Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
9. SUBSEQUENT EVENTS
Controlled Equity Sales Agreement
On April 5, 2021, the Company increased the aggregate offering price of the shares of its common stock that may be sold pursuant to the Sales Agreement from $35.0 million to $70.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, and our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or the SEC, on February 25, 2021.
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
Recent Developments
Janssen Collaboration Agreement
On March 31, 2021, we entered into an exclusive worldwide license and collaboration agreement, or the Janssen Collaboration Agreement, with Janssen Pharmaceuticals, Inc., or Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, to develop and commercialize our Cloudbreak AVCs for the prevention and treatment of seasonal and pandemic influenza, including CD388. Under the terms of the Janssen Collaboration Agreement, we will collaborate in the research, preclinical and early clinical development of CD388, or another mutually-agreed influenza AVC development candidate, under an agreed research plan with the objective of advancing development through Phase 1 clinical trials and the first Phase 2 clinical trial. We will be responsible for performing all investigational new drug, or IND, -enabling studies and clinical trials under the research plan. Both parties will be responsible for conducting certain specified chemistry, manufacturing and controls development activities under the research plan. Janssen will be solely responsible, and reimburse us for internal personnel and out-of-pocket costs incurred in performing the research plan activities in accordance with an agreed budget. After completion of the research plan and upon its election to proceed with development, Janssen will be solely responsible for late-stage development, manufacturing, registration and commercialization. The total potential transaction value is $780.0 million, including a $27.0 million upfront payment, $58.0 million in budgeted research and development funding, and up to $695.0 million in development, regulatory and commercial milestones. In addition, we are entitled to tiered royalties on worldwide sales in the mid to high single digits. We also have the option to co-detail the first product under the collaboration to receive marketing approval in the U.S.
On May 12, 2021, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the Janssen Collaboration Agreement expired and the Janssen Collaboration Agreement became effective. We are entitled to receive the $27.0 million upfront payment within 10 business days of the effective date.

Controlled Equity Sales Agreement
On April 5, 2021, we increased the aggregate offering price of the shares of our common stock that may be sold pursuant to our controlled equity sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement, from $35.0 million to $70.0 million.
COVID-19 Update
In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets.
We continue to monitor the impact of the COVID-19 global pandemic on our business and maintain our previously implemented measures designed to protect the health and safety of our workforce, including a work-from-home policy in line with state and local requirements for employees who can perform their jobs offsite. We are continuing our essential research and laboratory activities at our facilities and are taking precautionary measures to protect our employees working in our facilities in such capacities, including establishing a written worksite-specific COVID-19 prevention plan.
We are reliant on our information technology systems, infrastructure and data to conduct our business. Adopting a work-from-home policy during this pandemic has increased the complexity of our computer systems, making them inherently more vulnerable to service interruption or destruction, malicious intrusion and random attack.
While we have not experienced significant disruptions to our manufacturing supply chain or distribution to date, we are unable to fully assess the potential impact that an extended duration of this pandemic may have on our manufacturing or distribution processes in the future.
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
The COVID-19 pandemic continues to affect areas in which we operate, and we believe the outbreak continues to have a negative impact on our operating results and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. Given these uncertainties, we remain unable to reasonably estimate the related impact to our business, operating results and financial condition, if any. We will continue to evaluate the impact of the COVID-19 pandemic on our business.
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
Mundipharma Collaboration Agreement
On September 3, 2019, we announced a strategic partnership with Mundipharma Medical Company, or Mundipharma, to develop and commercialize rezafungin in an intravenous formulation for the treatment and prevention of invasive fungal infections. Under the terms of our Collaboration and License Agreement with Mundipharma, or the Mundipharma Collaboration Agreement, we granted Mundipharma an exclusive, royalty-bearing license to develop, register and commercialize rezafungin outside the U.S. and Japan. The total potential transaction value is $568.0 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. To date, we have received $9.0 million from the sale of our equity to Mundipharma, $30.0 million in up-front payments and $33.1 million in global development funding, which includes an $11.1 million milestone payment we received in January 2021. We expect to receive an additional $9.3 million in global development funding as we continue to conduct our rezafungin Phase 3 clinical development program.
Cloudbreak Antiviral Platform
We believe our Cloudbreak antiviral platform is a fundamentally new approach to prevent and treat life-threatening infectious disease that provides potent antimicrobial activity and immune system engagement in a single long-acting molecule. The Cloudbreak antiviral platform recognizes that infectious disease often results when a microbial pathogen is able to evade or overcome the host immune system. Our Cloudbreak candidates are designed to counter infection in two ways, by directly targeting and destroying invading pathogens and by focusing the immune system at the site of infection. We believe this is a potentially transformative approach, distinct from current therapies, monoclonal antibodies and vaccines. Our lead Cloudbreak candidates are AVCs for the prevention and treatment of influenza, or influenza AVCs. In September 2020, we nominated CD388, our influenza AVC, as a development candidate. CD388 is similar to our previous development candidate, CD377, but provides the potential for longer-lasting protection from influenza. In March 2021, we entered into the Janssen Collaboration Agreement to develop and commercialize our influenza AVCs, which includes a research plan for the development of CD388. We expect to file an IND for CD388 by the end of 2021.
The Cloudbreak antiviral platform has also enabled us to expand the development of AVCs to target other life-threatening viruses, including RSV and HIV. In response to the global pandemic, we have also leveraged our Cloudbreak antiviral platform to identify, and are now conducting in vitro and in vivo testing of, new AVCs against Coronavirus, or CoV, including the strain causing COVID-19.
Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of March 31, 2021, we had an accumulated deficit of $353.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
In connection with the preparation of our financial statements for the three month period ended March 31, 2021, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for twelve months from the issuance of these financial statements. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
FINANCIAL OPERATIONS OVERVIEW
Revenues
To date, we have generated all of our revenues from our strategic partnership with Mundipharma. In the future, we may generate revenue from the Janssen Collaboration Agreement or from a combination of license fees and other upfront payments, other funded research and development agreements, milestone payments, product sales, government and other third-party funding and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of nonclinical, clinical, regulatory and commercialization milestones, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized. If we are unable to fund our development costs or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
Research and development expenses
To date, our research and development expenses have related primarily to nonclinical development of our rezafungin acetate and our Cloudbreak antiviral platform, as well as clinical development of rezafungin acetate. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses and nonclinical and clinical trial costs. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or other activities within studies and other events.
Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the study or project and the invoices received from our external service providers. We adjust our accruals as actual costs become known.
We have received potential research and development funding through a grant from CARB-X and a partnership grant from the National Institute of Allergy and Infectious Diseases. We have evaluated the terms of the grants to assess our obligations and the classification of funding received. Amounts received for funded research and development are recognized in the statement of operations as a reduction to research and development expense over the grant period as the related costs are incurred to meet our obligations.
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
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Rezafungin	$9,009	$7,480
Cloudbreak antiviral platform	2,120	1,017
Personnel costs	4,289	3,846
Other research and development expenses	431	653
Total research and development expenses	$15,849	$12,996
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021.

Cash, Cash Equivalents and Restricted Cash
We consider all short-term investments purchased with a maturity of three months or less when acquired to be cash equivalents.
Restricted cash represents cash that we are required to maintain on hand in order to maintain compliance with an operating covenant in the Third Amendment to our Loan Agreement with Pacific Western Bank. See Note 4 to the financial statement for additional information.
Accounts Receivable
Accounts receivable are recorded at their net invoice value and are not interest bearing. We reserve specific receivables when collectibility is no longer probable. These reserves are re-evaluated on a regular basis and are adjusted, as needed. Once a receivable is deemed to be uncollectible, such balance is recorded as an allowance for credit losses. No such allowance existed at March 31, 2021 or December 31, 2021.
Property and Equipment
We record property and equipment at cost, which consists of lab equipment, computer equipment and software, office equipment, furniture and fixtures and leasehold improvements. Property and equipment is depreciated using the straight-line method over the estimated useful lives (generally three to seven years). Leasehold improvements are amortized over the lesser of their useful life or the remaining lease term, including any renewal periods that are deemed to be reasonably assured. Repair and maintenance costs are expensed as incurred.
Income Taxes
We follow the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 740, Income Taxes, or ASC 740, in reporting deferred income taxes. ASC 740 requires that we recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in our consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We account for uncertain tax positions pursuant to ASC 740, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. We recognize interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes.
Revenue Recognition
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or Topic 606, which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfers to a customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
In a contract with multiple performance obligations, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price(s) may include estimates regarding forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a performance obligation and, therefore, revenue recognized will be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
If a license to our intellectual property is determined to be distinct from the other performance obligations identified in a contract, we recognize revenues from the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from the allocated transaction price. We evaluate the measure of progress at each reporting period and, if necessary, adjust the measure of performance and related revenue or expense recognition as a change in estimate.
At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being reached. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or a collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of milestones that are within our or a collaboration partner’s control, such as operational developmental milestones and any related constraint, and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect collaboration revenues and earnings in the period of adjustment. Revisions to our estimate of the transaction price may also result in negative collaboration revenues and earnings in the period of adjustment.
For arrangements that include sales-based royalties, including commercial milestone payments based on the level of sales, and a license is deemed to be the predominant item to which the royalties relate, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied. To date, we have not recognized any royalty revenue from collaborative arrangements.
In September 2019, we entered into the Mundipharma Collaboration Agreement. We concluded that there were three significant performance obligations under the Mundipharma Collaboration Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in September 2019.
We concluded that progress towards completion of the research and development and clinical supply performance obligations related to the Mundipharma Collaboration Agreement is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. We periodically reviews and updates the estimated collaboration expenses, when appropriate, which may adjust revenue recognized for the period. While such changes to our estimates have no impact on our reported cash flows, the amount of revenue recorded in the period could be materially impacted. The transaction price to be recognized as revenue under the Mundipharma Collaboration Agreement consists of the upfront payment and estimated reimbursable research and development and clinical supply costs.
Potential future payments for variable consideration, such as clinical, regulatory or commercial milestones, will be recognized when it is probable that, if recorded, a significant reversal will not take place. Potential future royalty payments will be recorded as revenue when the associated sales occur.
See Note 7 to the financial statements for additional information.
Research and Development Costs
Research and development expenses consist of wages, benefits and stock-based compensation charges for research and development employees, scientific consultant fees, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and nonclinical and clinical trial costs. We accrue nonclinical and clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies, and other events.
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
Stock-Based Compensation
We account for stock-based compensation expense related to stock options, Restricted Stock Units, or RSUs, Performance-based RSUs, or PRSUs, and Employee Stock Purchase Plan rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model. For awards subject to time-based vesting conditions, including those with a graded vesting schedule, stock-based compensation expense is recognized using the straight-line method. For performance-based awards to employees, (i) the fair value of the award is determined on the grant date, (ii) we assess the probability of the individual performance milestones under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met. We recognize forfeitures related to stock-based compensation as they occur.
We estimate the fair value of stock option awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the risk-free interest rate, (b) the historical volatility of our stock, (c) the expected term of the award, and (d) the expected dividend yield. In January 2021, we began to compute the historical volatility data using the daily close prices for our common stock during the equivalent period of the calculated expected term of our stock-based awards. We estimated the expected life of employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss allocable to common shares by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss allocable to common shares by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of warrants, Series X Convertible Preferred Stock, as well as RSUs, PRSUs and options outstanding under our stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Fair Value of Financial Instruments
We follow ASC 820-10 issued by the FASB with respect to fair value reporting for financial assets and liabilities. The guidance defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.
Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and a term loan. Fair value estimates of these instruments are made at each reporting period end based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. We believes that the fair value of long-term debt approximates its carrying value.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Collaboration revenue	$2,408	$2,530	$(122)
Research and development expense	15,849	12,996	2,853
General and administrative expense	4,781	4,095	686
Other income (expense), net	(70)	22	(92)
Collaboration revenue
Collaboration revenue was $2.4 million for the three months ended March 31, 2021 and $2.5 million for the three months ended March 31, 2020. Revenue for both periods relates to ongoing research and development and clinical supply services provided to Mundipharma.
Research and development expenses
Research and development expenses were $15.8 million for the three months ended March 31, 2021 and $13.0 million for the three months ended March 31, 2020. The increase in research and development expenses is primarily due to higher clinical expenses associated with the rezafungin clinical trials, increased expense associated with our Cloudbreak antiviral platform, and higher personnel costs.
General and administrative expenses
General and administrative expenses were $4.8 million for the three months ended March 31, 2021 and $4.1 million for the three months ended March 31, 2020. The increase in general and administrative expenses is primarily due to higher personnel and legal expenses.
Other income (expense)
Other expense during the three month period ended March 31, 2021 related primarily to interest expense in connection with our loan from Pacific Western Bank. Other income during the three month period ended March 31, 2020 related primarily to interest income generated from cash held in interest-bearing investments, offset by interest expense in connection with our loan from Pacific Western Bank.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2021, we had an accumulated deficit of $353.0 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through equity, debt or other financing structures, or through collaborations, strategic alliances or licensing arrangements with third parties, or through receiving government and/or charitable grants or contracts.
As of March 31, 2021, we had $48.8 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(1,793)	$(15,128)
Investing activities	(12)	(36)
Financing activities	7,645	29,210
Net increase in cash, cash equivalents, and restricted cash	$5,840	$14,046

Operating activities
Net cash used in operating activities was $1.8 million for the three months ended March 31, 2021, compared to $15.1 million for the three months ended March 31, 2020. Cash used in operating activities was primarily attributable to a net loss of $18.3 million for the three months ended March 31, 2021 and $14.5 million for the three months ended March 31, 2020. In addition, during the three months ended March 31, 2021, we received $11.1 million for a milestone achieved in November 2020 under the Mundipharma Collaboration Agreement. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our investing activities during the three months ended March 31, 2021 and 2020 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the three months ended March 31, 2021 primarily consisted of $8.8 million, after deducting placement agent fees, from the sale of 3,412,787 shares of common stock under the Sales Agreement, offset by principal payments of $1.1 million made in connection with our loan from Pacific Western Bank. Net cash provided by financing activities during the three months ended March 31, 2020 consisted of net proceeds of $29.2 million from the sale of 6,639,307 shares of common stock and 531,288 shares of Series X Convertible Preferred Stock pursuant to the exercise of subscription rights issued in our rights offering.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2021, we did not have any off-balance sheet arrangements.
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
As of March 31, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors, as well as the other information in this Quarterly Report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. When evaluating our business, you should consider all of the factors described as well as the other information in our Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risk Factor Summary
Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below.
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
•We are dependent on our collaboration partners to provide funding to continue the development of rezafungin, CD388, for the commercialization of rezafungin outside of the United States and Japan, and for the late-stage development, manufacturing, registration and commercialization of CD388. If the collaborations are not successful, we may not be able to complete the development of rezafungin and CD388, or capitalize on the full market potential for rezafungin and CD388.
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
Risks Related to Our Financial Position and Need for Additional Capital
We need substantial additional funding to complete the development of rezafungin and to advance our Cloudbreak program.*
In connection with the preparation of our financial statements for the period ended March 31, 2021, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance our Cloudbreak program is also dependent on our ability to obtain additional funding.
On September 3, 2019, we entered into a collaboration and development agreement for rezafungin with Mundipharma, the Mundipharma Collaboration Agreement, pursuant to which we granted Mundipharma exclusive commercialization rights to rezafungin outside the United States and Japan in exchange for a $30.0 million upfront payment, near-term funding to support the global Phase 3 ReSTORE and ReSPECT trials, and the potential to receive development, regulatory and commercial milestone payments and double-digit royalties on product net sales. The Mundipharma Collaboration Agreement requires, among other things, that we complete the rezafungin development program. Our ability to meet our development obligations under the rezafungin collaboration depends on our ability to obtain additional funding.
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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of March 31, 2021, we had cash, cash equivalents, and restricted cash of $48.8 million.
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
If we are unable to raise additional capital on attractive terms or at all, we may be forced to delay, reduce or eliminate our development programs, including our Cloudbreak program, be unable to continue the development of rezafungin, complete the ReSTORE and ReSPECT Phase 3 clinical trials and meet our development obligations under the Mundipharma Collaboration Agreement and/or be forced to make reductions in spending, extend payment terms with suppliers, and/or liquidate or grant rights to assets where possible. Any of these actions could materially harm our business, results of operations and future prospects.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity, debt or other financing structures, receipt of payments under the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement, as well as potentially entering into other collaborations, strategic alliances or licensing arrangements with third parties or receiving government and/or charitable grants or contracts. In November 2018, we entered into a new controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement, which currently has an aggregate offering price of up to $70.0 million, and, other than the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement, it is our only current external source of potential financing.
In September 2019, we issued $9.0 million of our common stock to Mundipharma in connection with entering into the Mundipharma Collaboration Agreement. In February 2020, we issued $30.0 million of our common stock and Series X Preferred Stock upon the closing of a rights offering. As of March 31, 2021, we have issued 8,939,464 shares of common stock pursuant to the Sales Agreement with an aggregate offering price of approximately $25.9 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma, the sale of our common stock and Series X Preferred Stock issued in our rights offering or the sale of common stock under the Sales Agreement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. On September 3, 2019, we licensed all rights to rezafungin outside of the United States and Japan to Mundipharma in exchange for certain payments and royalties on net sales. In March 2021, we granted exclusive worldwide rights to CD388 and other influenza AVCs in exchange for certain payments and royalties on net sales. We may need to enter into similar agreements with other third parties for the development and commercialization of rezafungin outside of the Mundipharma territory, or for the development of AVCs identified from our Cloudbreak antiviral program outside the scope of the Janssen Collaboration Agreement, which may require we relinquish valuable rights to these products.
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
If we are unable to raise additional funds through equity, debt or other financing structures, or through collaborations, strategic alliances or licensing arrangements with third parties, or through receiving government and/or charitable grants or contracts, we may be required to delay, reduce or terminate our rezafungin development program, including our ReSTORE and ReSPECT Phase 3 clinical trials, be unable to meet our development obligations under the Mundipharma Collaboration Agreement, and be unable to continue advancing the Cloudbreak antiviral program for non-influenza AVCs, or be forced to grant rights in the Cloudbreak antiviral program for non-influenza AVCs that we would otherwise prefer to retain for ourselves.
The terms of our term loan facility place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement governing the debt facility may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.*
In October 2016, we entered into a loan and security agreement with Pacific Western, or the Loan Agreement, as amended in June 2018, July 2018, November 2019 and March 2021 under which we borrowed $10.0 million, subject to certain terms and conditions set forth therein.
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
We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*
Since our inception, we have incurred significant operating losses. Our net losses were $18.3 million and $14.5 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $353.0 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with the Mundipharma Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We are currently conducting the ReSTORE and ReSPECT Phase 3 clinical trials of rezafungin, Phase 1 and non-clinical studies of rezafungin, and preclinical studies of our AVCs. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
Risks Related to Our Dependence on Third Parties
We are dependent on our collaboration partners to provide funding to continue the development of rezafungin, CD388, for the commercialization of rezafungin outside of the United States and Japan, and for the late-stage development, manufacturing, registration and commercialization of CD388. If the collaborations are not successful, we may not be able to complete the development of rezafungin and CD388, or capitalize on the full market potential for rezafungin and CD388.*
On September 3, 2019, we licensed the rights to rezafungin outside of the United States and Japan to Mundipharma, a large international pharmaceutical company. Our ability to complete the development of rezafungin is dependent, in part, on funds provided by Mundipharma. Additionally, our ability to receive payments from this arrangement will depend on Mundipharma’s ability to successfully commercialize rezafungin in its territory.
The Mundipharma Collaboration Agreement poses many risks to us, including that our collaborator, Mundipharma:
•has significant discretion in determining the efforts and resources it will apply to commercializing rezafungin in its territory, and may not commit sufficient resources to the marketing and distribution of rezafungin;
•may terminate the Mundipharma Collaboration Agreement at will;
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
If our ability to generate revenue under the Mundipharma Collaboration Agreement is adversely impacted by these or any other risks, our right to receive additional payments from the Mundipharma Collaboration Agreement, including our share of the revenues generated by net sales of rezafungin, if approved, could be insufficient to allow us to complete the rezafungin development program including the ReSTORE and ReSPECT Phase 3 clinical trials, to achieve or maintain profitability or may result in rezafungin being less valuable to us than if we had not entered into the Mundipharma Collaboration Agreement.
On March 31, 2021, we licensed the exclusive worldwide rights to CD388 and other influenza AVCs to Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson. Our ability to complete the development of CD388 is dependent, on funds provided by Janssen. Additionally, our ability to receive payments from this arrangement will depend in part on Janssen’s ability to successfully commercialize CD388.
The Janssen Collaboration Agreement poses many risks to us, including that our collaborator, Janssen:
•has significant discretion in determining the efforts and resources it will apply to developing, manufacturing, registering and commercializing CD388;
•may terminate the collaboration agreement at will, subject to certain limitations;
•may be subject to changes in key personnel or strategic focus, have limited available funding or be subject to other external factors diverting resources or creates competing priorities, all of which could negatively impact the development, manufacturing, registration and commercialization of CD388;
•may independently develop, or develop with third parties, products that compete directly or indirectly with CD388 if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
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
•could be involved in a business combination and the continued pursuit and emphasis on CD388 could be delayed, diminished or terminated; and
•could be financially impacted by the COVID-19 pandemic.
If our ability to generate revenue under the Janssen Collaboration Agreement is adversely impacted by these or any other risks, our right to receive additional payments under the Janssen Collaboration Agreement, including milestone payments and royalties, could be insufficient to allow us to achieve or maintain profitability or may result in CD388 being less valuable to us than if we had not entered into the Janssen Collaboration Agreement.
We may seek to selectively establish other collaborations and, if we are unable to establish them on commercially reasonable terms or at all, we may have to alter our research, clinical development and commercialization plans.*
We may seek to collaborate with other pharmaceutical and biotechnology companies to advance the Cloudbreak program for AVCs outside the scope of the Janssen Collaboration Agreement, or for the completion of development and commercialization of rezafungin in the United States and Japan. We may also seek funding from government grants or contracts to advance the Cloudbreak program for AVCs outside of the Janssen Collaboration Agreement. We cannot be certain that we will be successful in completing any such collaboration or obtaining any such government grants or contracts, or completing any of them on commercially reasonable terms.
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

We also face significant competition for government grants and contracts for the Cloudbreak program, and there can be no assurances that such funding would be available to us if and when needed, or at all. For instance, government funding may be available only at certain phases of research and development, such as only after Phase 1 clinical trials have been completed. In order to advance the Cloudbreak program for AVCs outside of the Janssen Collaboration Agreement, we will need to obtain significant funding to complete IND-enabling studies, manufacturing development and Phase 1 clinical trials. Government grants and contracts may not be available to fund our activities at this earlier phase of the research and development process.
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
Our relationships with customers, health care professionals and third-party payors may be subject to applicable healthcare laws, which could expose us to penalties, including administrative, civil or criminal penalties, damages, fines, imprisonment, exclusion from participation in federal healthcare programs such as Medicare and Medicaid, reputational harm, the curtailment or restructuring of our operations and diminished future profits and earnings.*
Healthcare professionals and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with customers, healthcare professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following, among others:
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
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates and their covered subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal false statements statute enacted under HIPAA, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, which require, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or the CMS, information related to payments to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and other transfers of value and physician ownership and investment interests. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payors, including private insurers, some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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

We are subject to extensive laws and regulations related to data privacy, and our failure to comply with these laws and regulations could harm our business.*
We are subject to laws and regulations governing data privacy and the protection of personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal data in the EU is governed by the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third party service providers process, including in clinical trials conducted in the United States and EU. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.
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
In addition, certain industry-specific laws and regulations affect the collection and transfer of personal data in China. For example, the Regulation on the Administration of Human Genetic Resources, or HGR, promulgated by the State Council, or HGR Regulation, the most recent amendment of which became effective in July 2019, applies to activities that involve sampling, biobanking, use of human biospecimens (i.e., HGR materials) and associated data (i.e., HGR information), in China, and provision of such to foreign parties. The HGR Regulation prohibits both onshore or offshore entities established or actually controlled by foreign entities and individuals from sampling or biobanking any China HGR in China, and instead requires that they enter into collaborations with Chinese parties that collect the HGR and allow the foreign parties to utilize them. Notably, the HGR Regulation requires approval of the plan for collection and use of HGR materials and HGR information and requires a separate approval for any export or cross-border transfer of HGR material, and in certain cases, HGR information. We are currently conducting the ReSTORE trial in China and overseas transfer of the associated clinical trial data--if determined to be HGR information--to certain entities must be approved under the HGR Regulation prior to export. The HGR Regulation also requires that foreign parties should ensure the full participation of Chinese parties in international collaborations and all records and data must be shared with the Chinese parties. If the Chinese parties fail to comply with data protection laws, regulations and practice standards, and our research data is obtained by unauthorized persons, used or disclosed inappropriately or destroyed, it could result in a loss of our confidential information and subject us to litigation and government enforcement actions.
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
Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.*
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system, including cost-containment measures, that could reduce or limit coverage and reimbursement for newly approved drugs, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.
For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the Affordable Care

Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act's mandated "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans and also increased, effective January 1, 2019, the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government's support for overturning the Affordable Care Act. Although the U.S. Supreme Court has yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.
Further, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect through 2030 unless additional congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. Additionally, in January 2013, the President signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

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
Risks Related to U.S. Government Contracts and Grants
If we are unable to generate revenues from partnerships, government funding or other sources of funding, we may be forced to suspend or terminate one or more of our Cloudbreak programs.*
In order to continue our Cloudbreak programs for AVCs outside the scope of the Janssen Collaboration Agreement, we will need to seek funding from partnerships, the government or other sources of funding. There can be no assurances that we will be able to obtain funding from partnerships, or enter into new contracts with the United States government or obtain other sources of funding to support such programs. The process of completing a partnership or obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions in each instance. Further, with respect to government contracting, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of anti-infective products. If we cannot obtain or maintain government or other funding for our Cloudbreak programs for AVCs outside the scope of the Janssen Collaboration Agreement, we may be forced to discontinue those programs.
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
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 48,288,670 shares of common stock outstanding as of March 31, 2021. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*
Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of capital raising and other transactions that have occurred since our inception in 2012, we may or may not have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $282.7 million, portions of which will begin to expire in 2033, and which could be limited if we experience an “ownership change.” In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3.3(4)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

4.3(4)	Form of Common Stock Purchase Warrant for First Private Placement.

10.1	Fourth Amendment to Loan and Security Agreement by and between the Registrant and Pacific Western Bank, dated March 16, 2021.

10.2†	Exclusive License and Collaboration Agreement by and between the Registrant and Janssen Pharmaceuticals, Inc., dated March 31, 2021.

10.3+	Non-Employee Director Compensation Policy, as amended.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 21, 2018.
†	Certain portions of this exhibit (indicated by asterisks) have been excluded pursuant to Item 601(b)(10) of Regulation S-K because they are both not material and are the type that the Registrant treats as private or confidential.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: May 13, 2021	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ James Levine
James Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)