Form 10-Q
period 2021-06-30
Cidara Therapeutics, Inc.
filed 2021-08-12
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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
As of July 30, 2021, the registrant had 49,506,268 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited)	5
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	34
Item 4. Controls and Procedures	35
PART II. OTHER INFORMATION	35
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3. Defaults Upon Senior Securities	73
Item 4. Mine Safety Disclosures	73
Item 5. Other Information	73
Item 6. Exhibits	75
SIGNATURES	76

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,284	$35,912
Restricted cash	4,815	7,037
Accounts receivable	3,157	11,175
Prepaid expenses and other current assets	4,820	3,067
Total current assets	61,076	57,191
Property and equipment, net	261	342
Operating lease right-of-use asset	446	868
Other assets	1,961	2,023
Total assets	$63,744	$60,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,587	$4,568
Accrued liabilities	8,101	7,959
Accrued compensation and benefits	3,446	4,210
Current deferred revenue	14,461	13,865
Current portion of term loan	4,808	7,023
Current portion of lease liability	484	939
Total current liabilities	33,887	38,564
Long-term deferred revenue	14,068	11,145
Total liabilities	47,955	49,709
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020:
Series X Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2021 and December 31, 2020; 1,096,519 and 1,044,278 shares issued and outstanding, respectively, at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 49,506,268 and 44,876,408 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	358,065	345,411
Accumulated deficit	(342,281)	(334,700)
Total stockholders' equity	15,789	10,715
Total liabilities and stockholders' equity	$63,744	$60,424

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenues:
Collaboration revenue	$32,863	$3,392	$35,271	$5,922
Total revenues	32,863	3,392	35,271	5,922
Operating expenses:
Research and development	17,720	17,634	33,569	30,630
General and administrative	4,370	3,969	9,151	8,064
Total operating expenses	22,090	21,603	42,720	38,694
Income (loss) from operations	10,773	(18,211)	(7,449)	(32,772)
Other expense:
Interest expense, net	(62)	(95)	(132)	(73)
Total other expense, net	(62)	(95)	(132)	(73)
Net income (loss) and comprehensive income (loss)	10,711	(18,306)	(7,581)	(32,845)
Allocation of earnings to participating securities	(1,892)	—	—	—
Recognition of beneficial conversion feature	—	—	—	(2,762)
Net income (loss) attributable to common shareholders	$8,819	$(18,306)	$(7,581)	$(35,607)
Basic net earnings (loss) per common share	$0.18	$(0.45)	$(0.16)	$(0.90)
Diluted net earnings (loss) per common share	$0.18	$(0.45)	$(0.16)	$(0.90)

Shares used to compute basic net earnings (loss) per common share	48,677,008	40,965,180	47,826,812	39,410,751
Shares used to compute diluted net earnings (loss) per common share	59,323,220	40,965,180	47,826,812	39,410,751

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Operating activities:
Net loss	$(7,581)	$(32,845)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,750	2,241
Depreciation and amortization	107	143
Non-cash interest expense	8	8
Amortization of debt issuance costs	2	2
Operating lease right-of-use assets and liabilities, net	(33)	(23)
Changes in assets and liabilities:
Accounts receivable	8,018	(160)
Prepaid expenses, other current assets, and other assets	(1,793)	(814)
Accounts payable and accrued liabilities	(1,838)	1,381
Accrued compensation and benefits	(512)	(526)
Deferred revenue	3,519	1,393
Net cash provided by (used in) operating activities	1,647	(29,200)

Investing activities:
Purchases of property and equipment	(29)	(132)
Net cash used in investing activities	(29)	(132)

Financing activities:
Proceeds from issuance of common and Series X Preferred stock pursuant to rights offering, net of issuance costs	—	29,186
Proceeds from public offering of common stock, net of issuance costs	10,748	4,699
Proceeds from exercise of stock options	6	5
Principal repayments of Term Loan	(2,222)	(741)
Net cash provided by financing activities	8,532	33,149
Net increase in cash, cash equivalents, and restricted cash	10,150	3,817
Cash, cash equivalents, and restricted cash at beginning of period	42,949	60,268
Cash, cash equivalents, and restricted cash at end of period	$53,099	$64,085

Supplemental disclosure of cash flows:
Interest paid	$139	$255
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$12	$55
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$252	$231
Proceeds from public offering of common stock, net of issuance costs, included in prepaid expenses and other current assets	$66	$—

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
(unaudited)

	Three and Six Months Ended June 30, 2021
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2020	1,044,278	$—	44,876,408	$4	$345,411	$(334,700)	$10,715
Public offering of common stock, net of issuance costs	—	—	3,327,706	1	8,588	—	8,589
Issuance of common stock for exercise of options	—	—	486	—	1	—	1
Issuance of common stock for restricted share units vested	—	—	84,070	—	—	—	—
Stock-based compensation	—	—	—	—	879	—	879
Net loss	—	—	—	—	—	(18,292)	(18,292)
Balance, March 31, 2021	1,044,278	—	48,288,670	5	354,879	(352,992)	1,892
Public offering of common stock, net of issuance costs	—	—	1,050,928	—	2,058	—	2,058
Issuance of common stock for exercise of options	—	—	2,444	—	5	—	5
Issuance of common stock for restricted share units vested	—	—	18,530	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	145,696	—	252	—	252
Stock-based compensation	—	—	—	—	871	—	871
Net income	—	—	—	—	—	10,711	10,711
Balance, June 30, 2021	1,044,278	$—	49,506,268	$5	$358,065	$(342,281)	$15,789

	Three and Six Months Ended June 30, 2020
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2019	565,231	$—	33,838,466	$3	$297,659	$(259,827)	$37,835
Rights offering, net of offering costs	531,288	—	6,639,307	1	29,185	—	29,186
Recognition of beneficial conversion feature	—	—	—	—	2,762	(2,762)	—
Public offering of common stock, net of issuance costs	—	—	7,600	—	19	—	19
Issuance of common stock for exercise of options	—	—	1,834	—	5	—	5
Issuance of common stock for restricted share units vested	—	—	72,304	—	—	—	—
Stock-based compensation	—	—	—	—	1,246	—	1,246
Net loss	—	—	—	—	—	(14,539)	(14,539)
Balance, March 31, 2020	1,096,519	—	40,559,511	4	330,876	(277,128)	53,752
Public offering of common stock, net of issuance costs	—	—	1,326,769	—	4,680	—	4,680
Issuance of common stock under Employee Stock Purchase Plan	—	—	132,915	—	231	—	231
Stock-based compensation	—	—	—	—	995	—	995
Net loss	—	—	—	—	—	(18,306)	(18,306)
Balance, June 30, 2020	1,096,519	$—	42,019,195	$4	$336,782	$(295,434)	$41,352
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
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception, with the exception of the three months ended June 30, 2021 and September 30, 2019. At June 30, 2021, the Company had an accumulated deficit of $342.3 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At June 30, 2021, the Company had cash, cash equivalents and restricted cash of $53.1 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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

Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2021 and 2020.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s consolidated financial statements relate to estimating the fair value of the Company’s stock options, estimated collaboration expenses and incurred expenses related to the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement (as defined below), certain accruals, including those related to nonclinical and clinical activities, and the Standalone Selling Price, or SSP, of performance obligations associated with license agreements. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
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
Accounts Receivable
Accounts receivable are recorded at their net invoice value and are not interest bearing. The Company reserves specific receivables when collectibility is no longer probable. These reserves are re-evaluated on a regular basis and are adjusted, as needed. Once a receivable is deemed to be uncollectible, such balance is recorded as an allowance for credit losses. No such allowance existed at June 30, 2021 or December 31, 2020.
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
In March 2021, the Company entered into an exclusive worldwide license and collaboration agreement, or the Janssen Collaboration Agreement, with Janssen Pharmaceuticals, Inc., or Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson. The Company concluded that there were three significant performance obligations under the Janssen Collaboration Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in June 2021.
The Company concluded that progress towards completion of the research and development and clinical supply performance obligations related to the Mundipharma Collaboration Agreement is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which may adjust revenue recognized for the period. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in the period could be materially impacted. Revenue for the Janssen Collaboration Agreement is recognized based on actual amounts billed as the underlying services are provided and billed at market rates. The transaction prices to be recognized as revenue under both the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement consist of upfront payments and estimated reimbursable research and development and clinical supply costs.
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

Stock-Based Compensation
The Company accounts for stock-based compensation expense related to stock options, Restricted Stock Units, or RSUs, Performance-based RSUs, or PRSUs, and Employee Stock Purchase Plan, or ESPP, rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model. For awards subject to time-based vesting conditions, including those with a graded vesting schedule, stock-based compensation expense is recognized using the straight-line method. For performance-based awards to employees, (i) the fair value of the award is determined on the grant date, (ii) the Company assesses the probability of the individual performance milestones under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met. The Company recognizes forfeitures related to stock-based compensation as they occur and any compensation cost previously recognized for awards for which the requisite service has not been completed is reversed in the period that the award is forfeited.
The highly subjective assumptions included in the Black-Scholes option pricing model includes (a) the risk-free interest rate, (b) the historical volatility of the Company's stock, (c) the expected term of the award, and (d) the expected dividend yield. In January 2021, the Company began to compute the historical volatility data using the daily close prices for the Company's common stock during the equivalent period of the calculated expected term of the Company's stock-based awards. The Company estimated the expected life of employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities. The expected dividend yield of zero reflects that the Company has not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.
Net Earnings (Loss) Per Share
The Company follows the authoritative guidance which establishes standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company. The guidance requires earnings to be hypothetically allocated between the common, preferred, and other participating shareholders based on their respective rights to receive non-forfeitable dividends, whether or not declared. Participating securities include Series X Preferred stock (see Note 5). Basic net earnings per share is then calculated by dividing income allocable to common shareholders (after the reduction for any preferred stock and assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding for the period. The Company calculates diluted net earnings per share using the more dilutive of the (1) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or (2) the two-class method.
Basic and dilutive net loss per share is calculated by dividing the net loss allocable to common shares by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Dilutive common stock equivalents are comprised of warrants, Series X Convertible Preferred Stock, RSUs, PRSUs and options outstanding under the Company’s stock option plans. In loss periods, basic and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

The following table sets forth the computation of basic and diluted net earnings (loss) per common share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$10,711	$(18,306)	$(7,581)	$(32,845)
Allocation of earnings to participating securities	(1,892)	—	—	—
Recognition of beneficial conversion feature	—	—	—	(2,762)
Numerator for basic net earnings (loss) per share - income available to common stockholders	$8,819	$(18,306)	$(7,581)	$(35,607)

Effect of participating securities:
Add back allocation of earnings to participating securities	1,892	—	—	—
Numerator for diluted net earnings (loss) per share - income available to common stockholders after assumed conversions	$10,711	$(18,306)	$(7,581)	$(35,607)

Denominator:
Denominator for basic net earnings (loss) per share - common shares outstanding	48,677,008	40,965,180	47,826,812	39,410,751
Effect of dilutive securities:
Series X Convertible Preferred stock, as converted	10,442,780	—	—	—
Common stock options, RSUs, PRSUs, and ESPP	203,432	—	—	—
Denominator for diluted net earnings (loss) per share - adjusted weighted average shares outstanding	59,323,220	40,965,180	47,826,812	39,410,751

Basic net earnings (loss) per common share	$0.18	$(0.45)	$(0.16)	$(0.90)
Diluted net earnings (loss) per common share	$0.18	$(0.45)	$(0.16)	$(0.90)
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted earnings (net loss) per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock warrants	12,517,328	12,517,328	12,517,328	12,517,328
Series X Convertible Preferred stock	—	10,965,190	10,442,780	10,965,190
Common stock options, RSUs and PRSUs issued and outstanding	8,736,943	6,665,426	8,926,448	6,665,426
Total	21,254,271	30,147,944	31,886,556	30,147,944
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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
June 30, 2021
Assets:
Cash and money market funds	$48,284	$48,284	$—	$—
Restricted cash and money market accounts	4,815	4,815	—	—
Total assets at fair value	$53,099	$53,099	$—	$—

December 31, 2020
Assets:
Cash and money market accounts	$35,912	$35,912	$—	$—
Restricted cash and money market accounts	7,037	7,037	—	—
Total assets at fair value	$42,949	$42,949	$—	$—
4. DEBT
Term Loans— On October 3, 2016, the Company entered into a loan and security agreement, or the Loan Agreement, with Pacific Western Bank, as the collateral agent and a lender, or the Lender, pursuant to which the Company has borrowed $10.0 million from the Lender, or the Term A Loan. At June 30, 2021, the Term A Loan bears interest at 4.5% and mature on July 3, 2022.
On March 16, 2021, the Company and the Lender entered into a Fourth Amendment to the Loan Agreement, which modified certain debt covenants under the original agreement but had no impact on current or future cash flows.
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement or the occurrence of a material adverse change, the Lender has the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable. The principal payments due under the Loan Agreement have been classified as a current liability at June 30, 2021 and December 31, 2020 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.
As of June 30, 2021, future principal payments due under the Term A Loan, as amended, are as follows (in thousands):

Year ended:
December 31, 2021	$2,222
December 31, 2022	2,593
Total future principal payments due under the Term A Loan	$4,815
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
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co, or the Sales Agreement. During the six months ended June 30, 2021 and June 30, 2020, the company sold 4,378,634 and 1,334,369 shares of common stock, respectively, for net proceeds of approximately $10.6 million and $4.7 million, respectively, after deducting placement agent fees. As of June 30, 2021, the aggregate offering price remaining under the Sales Agreement is $42.0 million.
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at June 30, 2021.
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of June 30, 2021. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Warrants
As of June 30, 2021 and December 31, 2020, warrants to purchase 12,517,328 shares of common stock were outstanding at a weighted average exercise price of $6.82 per share.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	June 30, 2021	December 31, 2020
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred Stock	10,442,780	10,442,780
Common stock options, RSUs and PRSUs issued and outstanding	8,926,448	6,787,033
Authorized for future stock awards under the Company's option plans	2,359,839	2,813,131
Authorized for future issuance under the ESPP	824,203	521,986
Total	35,070,598	33,082,258
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

During the six months ended June 30, 2021 and 2020, 145,696 shares and 132,915 shares, respectively, were issued pursuant to the ESPP.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the six months ended June 30, 2021:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	428,235	$3.55
RSUs and PRSUs granted	144,925	2.49
RSUs and PRSUs vested	(102,600)	3.41
RSUs and PRSUs canceled	(6,649)	2.32
Outstanding at June 30, 2021	463,911	$3.27
The weighted-average grant date fair value of RSUs and PRSUs granted during the six months ended June 30, 2021 and 2020 was $2.49 and $4.24 per share, respectively. The total fair value of RSUs and PRSUs vested during the six months ended June 30, 2021 and June 30, 2020 was approximately $0.3 million and $0.3 million, respectively.
At June 30, 2021, estimated unrecognized compensation expense related to RSUs and PRSUs grants was approximately $1.4 million.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	6,358,798	$3.59	7.04	$55
Options granted	2,195,350	2.47
Options exercised	(2,930)	1.98
Options canceled	(88,681)	4.11
Outstanding at June 30, 2021	8,462,537	$3.30	7.40	$99
Vested and expected to vest at June 30, 2021	8,462,537	$3.30	7.40	$99
Exercisable at June 30, 2021	4,867,029	$3.96	6.22	$49
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the six months ended June 30, 2021 and June 30, 2020 was $1.47 and $1.47 per share, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2021 and June 30, 2020 was immaterial.
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$399	$528	$790	$1,129
General and administrative	472	467	960	1,112
Total	$871	$995	$1,750	$2,241

As of June 30, 2021, total unrecognized share-based compensation expense related to unvested stock options was approximately $5.2 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.2 years.
As of June 30, 2021, total unrecognized compensation expense related to the ESPP was approximately $0.5 million. This unrecognized compensation cost is expected to be recognized over approximately 0.9 years.
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
Either party may terminate the Mundipharma Collaboration Agreement for uncured material breach by the other party. Mundipharma may terminate the Mundipharma Collaboration Agreement at will, provided that if Mundipharma terminates the Mundipharma Collaboration Agreement in its entirety prior to the last visit of the last patient in both the ReSPECT Trial and the ReSTORE Trial, Mundipharma will continue to be liable for its share of Global Development Costs as described above. The Company may terminate the Mundipharma Collaboration Agreement if Mundipharma or any of its affiliates or sublicensees, directly or indirectly through any third party, commences any interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any of the Company's patent rights licensed to Mundipharma, or upon an insolvency event of Mundipharma.
Revenue Recognition
The Company determined the transaction price is equal to the up-front fee of $30.0 million plus the research and development funding of $31.2 million. The common stock issued pursuant to the Mundipharma Stock Purchase Agreement was determined to be issued at fair market value after applying a lack of marketability discount as Mundipharma received restricted shares. Therefore, no additional premium or discount was allocated to the transaction price of the Mundipharma Collaboration Agreement for the share issuance. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Mundipharma Collaboration Agreement, as well as the amount of revenue allocated to each distinct significant performance obligation, is as follows:
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
Milestone Payments. The Company determined that as of June 30, 2021, all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. In November 2020, the Company achieved a $11.1 million milestone under the Mundipharma Collaboration Agreement, which is recorded as long-term deferred revenue as of June 30, 2021 because the rights to consideration is not expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. No revenue related to milestones was recognized during the three and six months ended June 30, 2021 or 2020.

Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2021 or 2020.
Janssen Collaboration Agreement
On March 31, 2021, the Company and Janssen entered into the Janssen Collaboration Agreement to develop and commercialize one or more AVCs based on the Company's Cloudbreak antiviral platform, for the prevention and treatment of influenza, including CD388 and CD377, or the Products. The effectiveness of the Janssen Collaboration Agreement, including the effectiveness of the terms and conditions described below, was subject to the expiration or earlier termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR. HSR clearance was obtained on May 12, 2021 and the Janssen Collaboration Agreement became effective on the same date.
Collaboration. The Company and Janssen will collaborate in the research, preclinical development and early clinical development of CD388 or another mutually-agreed influenza AVC development candidate, or, in each case, the Development Candidate, under a mutually-agreed research and development plan, or the Research Plan, with the objective of advancing such Development Candidate through the completion of mutually-agreed Phase 1 clinical trials and the first Phase 2 clinical trial, or the Phase 2 Study. Unless otherwise agreed by the parties, the Company will be responsible for performing, or having performed, all IND-enabling studies and clinical trials under the Research Plan, and the Company will be the IND holder for the Research Plan clinical trials. Both parties will be responsible for conducting certain specified chemistry, manufacturing and controls development activities under the Research Plan. Janssen will be solely responsible, and reimburse the Company, for internal full-time equivalent and out-of-pocket costs incurred by the Company in performing Research Plan activities in accordance with a mutually-agreed budget. In addition, upon the effectiveness of the Janssen Collaboration Agreement, Janssen will also reimburse the Company for certain costs incurred by the Company in independently performing certain research and development activities from the execution of the Janssen Collaboration Agreement until its effectiveness.
Within 90 days after delivery by the Company to Janssen of results of the Phase 2 Study and all then-available data from other clinical trials of the Development Candidate conducted under the Research Plan, or the Election Period, Janssen will be obligated to notify the Company of Janssen’s election to proceed with further clinical development of Products, such notice, an Election to Proceed Notice. If Janssen fails to deliver an Election to Proceed Notice prior to expiration of the Election Period, the Company will have the right to terminate the Janssen Collaboration Agreement upon written notice to Janssen. If Janssen provides an Election to Proceed Notice prior to expiration of the Election Period, then the parties will continue any then-ongoing Research Plan activities to completion, and Janssen will otherwise be solely responsible for the development, manufacture and commercialization of Products, at Janssen’s sole expense.
Licenses. Upon the effectiveness of the Janssen Collaboration Agreement, the Company granted Janssen an exclusive, worldwide, royalty-bearing license to develop, register and commercialize Products, subject to the Company’s retained right to conduct Research Plan activities as described above. In addition, the Company granted Janssen an exclusive right of first negotiation until December 31, 2021, to negotiate and enter into a separate definitive agreement pursuant to which the parties would collaborate in the research and development of AVCs for the treatment or prevention of respiratory syncytial virus.
Non-Compete Covenant. The Company will covenant that, except for the performance of Research Plan activities, from the effectiveness of the Janssen Collaboration Agreement until the fifth anniversary of the completion of all Research Plan activities and the Company’s delivery to Janssen of all Research Plan deliverables, the Company and its affiliates will not directly or indirectly (including through any third-party contractor or through or in collaboration with any third-party licensee) develop, file any IND or application for marketing approval for, or commercialize any AVC that binds influenza or influenza viral proteins at therapeutic levels, except that the Company has the right to conduct limited internal research of such AVCs for the purposes of generating data to support patent filings and improving and further developing the Company’s AVC technology more broadly. The Company’s non-compete covenant described above will not apply to any AVC that demonstrates high specificity for a virus other than the influenza virus and does not possess significant activity against the influenza virus.
Financial Terms. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid the Company an upfront payment of $27 million. As of the execution of the Janssen Collaboration Agreement, the Company is entitled to reimbursement by Janssen of up to $58 million in research and development costs incurred in conducting Research Plan activities. The Company will also be entitled to receive up to an additional $695 million in development, regulatory and commercial milestone payments, as well as royalties on tiers of annual net sales of Products at rates from the mid-single digits to the high-single digits.
Termination. In addition to the Company’s right to terminate the Janssen Collaboration Agreement for Janssen’s failure to deliver the Election to Proceed Notice prior to expiration of the Election Period, the Janssen Collaboration Agreement

includes standard termination provisions upon material breach, insolvency or safety concerns. In addition, Janssen may terminate the Janssen Collaboration Agreement for convenience as follows:
•prior to the completion of all Research Plan activities and the Company’s delivery to Janssen of all Research Plan deliverables, upon 90 days’ written notice to the Company, provided that if any clinical trial under the Research Plan is ongoing at the time of such termination, such clinical trial will be completed in accordance with the terms of the Janssen Collaboration Agreement;
•after completion of the Phase 2 Study and before expiration of the Election Period, immediately upon written notice to the Company; or
•after delivery of the Election to Proceed Notice, upon 90 days’ written notice to the Company, which termination may be of the Janssen Collaboration Agreement in its entirety or on a country-by-country or Product-by-Product basis.
Revenue Recognition
The Company determined the transaction price is equal to the up-front fee of $27 million plus the research and development funding of $52.9 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Janssen Collaboration Agreement, as well as the amount of revenue allocated to each distinct significant performance obligation, is as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Janssen in May 2021, therefore the Company recognized the revenue related to this performance obligation in the amount of $27 million in May 2021 as collaboration revenue in its condensed consolidated statements of operations and comprehensive loss.
Research and Development Services. The research and development services to be performed represents a distinct performance obligation. The Company records payments due from Janssen as collaboration revenue. The Company recognizes revenue based on actual amounts billed as the underlying services are provided and billed at fair value.
Clinical Supply Services. The Company's initial obligation to supply drug supply for ongoing development represents a distinct performance obligation. The Company recognizes revenue based on actual amounts billed as the underlying services are provided and billed at fair value.
Milestone Payments. The Company determined that as of the latest financial statement date all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. No revenue related to milestones was recognized during the three and six months ended June 30, 2021.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2021.

Contract Liabilities
The following table presents a summary of the activity in the Company's contract liabilities (recorded as deferred revenue on the balance sheet) pertaining to the Mundipharma Collaboration Agreement during the six months ended June 30, 2021 (in thousands):

Opening balance, December 31, 2020	$25,010
Payments received in advance	8,642
Revenue from performance obligations satisfied during reporting period	(5,123)
Closing balance, June 30, 2021	$28,529

Current portion of deferred revenue	$14,461
Long-term portion of deferred revenue	14,068
Total deferred revenue, June 30, 2021	$28,529
As of June 30, 2021, aggregate transaction price allocated to performance obligations that are unsatisfied is $73.0 million. These amounts are expected to be recognized over the remaining research periods under the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement.
The Company has no contract liabilities as of June 30, 2021 that pertain to the Janssen Collaboration Agreement. As of June 30, 2021, the Company recorded $3.1 million in accounts receivable associated with the Janssen Collaboration Agreement. As of December 31, 2020, the Company recorded $11.1 million in accounts receivable for milestone achieved under the Mundipharma Collaboration Agreement that was received in January 2021. The milestone was recorded as long-term deferred revenue as of June 30, 2021 and December 31, 2020 because the rights to consideration is not expected to be satisfied within one year.
The following table presents our contract revenues disaggregated by timing of revenue recognition and excludes royalty revenue (in thousands):

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Point in Time	Over Time	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
Research and Development Services	$—	$2,431	$—	$4,762
Clinical Supply Services	—	284	—	361
Total revenue from Mundipharma Collaboration Agreement	$—	$2,715	$—	$5,123

Revenue from Janssen Collaboration Agreement:
License of Intellectual Property	$27,000	$—	$27,000	$—
Research and Development Services	—	1,675	—	1,675
Clinical Supply Services	—	1,473	—	1,473
Total revenue from Janssen Collaboration Agreement	$27,000	$3,148	$27,000	$3,148

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Point in Time	Over Time	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
Research and Development Services	$—	$3,182	$—	$5,174
Clinical Supply Services	—	210	—	748
Total revenue from Mundipharma Collaboration Agreement	$—	$3,392	$—	$5,922

8. COMMITMENTS AND CONTINGENCIES
Lease Obligations
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company's operating lease as of June 30, 2021 (in thousands):

2021	$499
Total undiscounted operating lease payments	$499
Less: Imputed interest	(15)
Present value of lease payments	$484
The balance sheet classification of the Company's operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$446

Current lease liability	$484
As of June 30, 2021, the weighted average remaining lease term was 0.5 years.
Cash paid for amounts included in the present value of operating lease liabilities was $0.5 million for the six months ended June 30, 2021.
Operating lease costs were $0.5 million for the six months ended June 30, 2021. These costs are primarily related to the Company's long-term operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
9. SUBSEQUENT EVENTS
On July 14, 2021, the Company entered into a Sixth Amendment to its lease which extended the term of the lease by an additional 24 months and increases the base rent to $103,733 per month effective January 1, 2022, subject to 3% increases every January. The lease expires on December 31, 2023 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. The lease term for the June 30, 2021 right-of-use asset and operating liability will remain at the existing lease term in effect at that time (termination of December 31, 2021) and the new lease calculations will be completed as of the Amendment effective date of July 14, 2021.

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
We continue to monitor the potential impact of the COVID-19 global pandemic on our business and maintain our previously implemented measures designed to protect the health and safety of our workforce, including a work-from-home policy in line with state and local requirements for employees who can perform their jobs offsite. We are continuing our essential research and laboratory activities at our facilities and are taking precautionary measures to protect our employees working in our facilities in such capacities, including establishing a written worksite-specific COVID-19 prevention plan.
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
As we continue to actively advance our rezafungin Phase 3 clinical development program, we remain in close contact with our principal investigators and clinical sites and continue to monitor the impact of COVID-19 on our trials, expected timelines and costs on an ongoing basis. While the ReSTORE Phase 3 clinical trial for the treatment of candidemia and invasive candidiasis and the ReSPECT Phase 3 clinical trial for prophylaxis remain open for enrollment, we continue to monitor the near- and long-term impact of COVID-19 on the ability of our clinical investigators to recruit patients at each of our global clinical trial sites. In addition, many clinical trial operational activities typically require travel, such as site activation, monitoring, investigators’ meetings and quality audits. These activities are still impacted by travel restrictions.

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
Phase 3 clinical trials
Our Phase 3 clinical development plans for rezafungin are as follows:
•Phase 3 ReSTORE Treatment Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. The ReSTORE clinical trial protocol is modeled after our Phase 2 STRIVE clinical trial. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly for up to four weeks in total, is being compared to caspofungin, dosed daily, with an optional step down to oral fluconazole, in a 1:1 randomization regime. The primary efficacy outcome for the U.S. Food and Drug Administration, or FDA, is all-cause mortality at day 30, and the primary efficacy outcome for the European Medical Agency, or EMA, is global response (clinical, radiological, and mycological response) at day 14. We expect this trial to enroll a minimum of 184 evaluable patients. Enrollment in the ReSTORE clinical trial remains impacted by the global pandemic to varying degrees by region. Based on recent enrollment trends, we expect the availability of top-line data by the end of 2021; however, the global effect of COVID-19 on enrollment is unpredictable and may change this timing. We expect that the results of the ReSTORE clinical trial, along with the results from the STRIVE clinical trial, will be sufficient to support the submission of marketing approval applications for rezafungin in this indication.
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
Mundipharma Collaboration Agreement
On September 3, 2019, we announced a strategic partnership with Mundipharma to develop and commercialize rezafungin in an intravenous formulation for the treatment and prevention of invasive fungal infections. Under the terms of our Collaboration and License Agreement with Mundipharma, or the Mundipharma Collaboration Agreement, we granted Mundipharma an exclusive, royalty-bearing license to develop, register and commercialize rezafungin outside the U.S. and Japan. The total potential transaction value is $568.0 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. To date, we have received $9.0 million from the sale of our equity to Mundipharma, $30.0 million in up-front payments and $36.5 million in global development funding, which includes an $11.1 million milestone payment we received in January 2021. We expect to receive an additional $5.8 million in global development funding as we continue to conduct our rezafungin Phase 3 clinical development program.
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
Janssen Collaboration Agreement
On March 31, 2021, we entered into the Janssen Collaboration Agreement with Janssen to develop and commercialize one or more AVCs based on our Cloudbreak antiviral platform for the prevention and treatment of influenza, including CD388 and CD377. The effectiveness of the Janssen Collaboration Agreement was subject to the expiration or earlier termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act. On May 12, 2021, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the Janssen Collaboration Agreement expired and the Janssen Collaboration Agreement became effective. Accordingly, revenue began for the Janssen Collaboration Agreement during the three months ended June 30, 2021.
Under the terms of the Janssen Collaboration Agreement, we will collaborate in the research, preclinical and early clinical development of CD388, or another mutually-agreed influenza AVC development candidate, under a mutually-agreed research plan with the objective of advancing development through Phase 1 clinical trials and the first Phase 2 clinical trial. We will be responsible for performing all investigational new drug, or IND, -enabling studies and clinical trials under the research plan. Both parties will be responsible for conducting certain specified chemistry, manufacturing and controls development activities under the research plan. Janssen will be solely responsible, and reimburse us for internal personnel and out-of-pocket costs incurred in performing the research plan activities in accordance with an agreed budget. After completion of the research plan and upon its election to proceed with development, Janssen will be solely responsible for late-stage development, manufacturing, registration and commercialization. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid us an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we are entitled to reimbursement by Janssen of up to $58.0 million in research and development costs incurred in conducting Research Plan activities. We will also be entitled to receive up to an additional $695.0 million in development, regulatory and commercial milestone payments, as well as royalties on tiers of annual net sales of Products at rates from the mid-single digits to the high-single digits. We also have the option to co-detail the first product under the collaboration to receive marketing approval in the U.S. To date, we have received $27.0 million pursuant to the up-front payment.
Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of June 30, 2021, we had an accumulated deficit of $342.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
In connection with the preparation of our financial statements for the three and six month period ended June 30, 2021, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for twelve months from the issuance of these financial statements. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
FINANCIAL OPERATIONS OVERVIEW
Revenues
To date, we have generated all of our revenues from our strategic partnerships with Mundipharma and Janssen. In the future, we may generate revenue from a combination of license fees and other upfront payments, other funded research and development agreements, milestone payments, product sales, government and other third-party funding and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of nonclinical, clinical, regulatory and commercialization milestones, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized. If we are unable to fund our development costs or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.

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
•the duration of patient follow-up;
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rezafungin	$10,147	$11,373	$19,156	$18,853
Cloudbreak antiviral platform	2,867	1,984	4,987	3,001
Personnel costs	4,066	3,763	8,355	7,609
Other research and development expenses	640	514	1,071	1,167
Total research and development expenses	$17,720	$17,634	$33,569	$30,630
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
Other expense, net
Other expense consists primarily of interest income and expense, and various income or expense items of a non-recurring nature.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2021.

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
Accounts Receivable
Accounts receivable are recorded at their net invoice value and are not interest bearing. We reserve specific receivables when collectibility is no longer probable. These reserves are re-evaluated on a regular basis and are adjusted, as needed. Once a receivable is deemed to be uncollectible, such balance is recorded as an allowance for credit losses. No such allowance existed at June 30, 2021 or December 31, 2020.
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
In September 2019, the we entered into the Mundipharma Collaboration Agreement with Mundipharma. We concluded that there were three significant performance obligations under the Mundipharma Collaboration Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in September 2019.
In March 2021, we entered into the Janssen Collaboration Agreement with Janssen. We concluded that there were three significant performance obligations under the Janssen Collaboration Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in June 2021.
We concluded that progress towards completion of the research and development and clinical supply performance obligations related to the Mundipharma Collaboration Agreement is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. We periodically review and update the estimated collaboration expenses, when appropriate, which may adjust revenue recognized for the period. While such changes to our estimates have no impact on our reported cash flows, the amount of revenue recorded in the period could be materially impacted. Revenue for the Janssen Collaboration Agreement is recognized based on actual amounts billed as the underlying services are provided and billed at market rates. The transaction prices to be recognized as revenue under both the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement consist of upfront payments and estimated reimbursable research and development and clinical supply costs.
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
Stock-Based Compensation
We account for stock-based compensation expense related to stock options, RSUs, PRSUs, and ESPP rights by estimating the fair value on the date of grant using the Black-Scholes option pricing model. For awards subject to time-based vesting conditions, including those with a graded vesting schedule, stock-based compensation expense is recognized using the straight-line method. For performance-based awards to employees, (i) the fair value of the award is determined on the grant date, (ii) we assess the probability of the individual performance milestones under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met. We recognize forfeitures related to stock-based compensation as they occur and any compensation cost previously recognized for awards for which the requisite service has not been completed is reversed in the period that the award is forfeited.
The highly subjective assumptions included in the Black-Scholes option pricing model includes (a) the risk-free interest rate, (b) the historical volatility of our stock, (c) the expected term of the award, and (d) the expected dividend yield. In January 2021, we began to compute the historical volatility data using the daily close prices for our common stock during the equivalent period of the calculated expected term of our stock-based awards. We estimated the expected life of employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.
Net Earnings (Loss) Per Share
We follow the authoritative guidance which establishes standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company. The guidance requires earnings to be hypothetically allocated between the common, preferred, and other participating shareholders based on their respective rights to receive non-forfeitable dividends, whether or not declared. Participating securities include Series X Preferred stock (see Note 5). Basic net earnings per share is then calculated by dividing income allocable to common shareholders (after the reduction for any preferred stock and assuming current income for the period had been distributed) by the number of shares of common stock outstanding during the period. We calculate diluted net earnings per share using the more dilutive of the (1) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or (2) the two-class method.
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
Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and a term loan. Fair value estimates of these instruments are made at each reporting period end based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. We believe that the fair value of long-term debt approximates its carrying value.
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Collaboration revenue	$32,863	$3,392	$29,471
Research and development expense	17,720	17,634	86
General and administrative expense	4,370	3,969	401
Other expense, net	(62)	(95)	33
Collaboration revenue
Collaboration revenue was $32.9 million for the three months ended June 30, 2021 and $3.4 million for the three months ended June 30, 2020. Revenue for the three months ended June 30, 2021 included $27.0 million of revenue recognized upon transfer of an intellectual property license to Janssen in May 2021. The remaining revenue for the three months ended June 30, 2021 relates to ongoing research and development and clinical supply services provided to Mundipharma and Janssen. Revenue for the three months ended June 30, 2020 relates to ongoing research and development and clinical supply services provided to Mundipharma.
Research and development expenses
Research and development expenses were $17.7 million for the three months ended June 30, 2021 and $17.6 million for the three months ended June 30, 2020. The increase in research and development expenses is primarily due to increased expense associated with our Cloudbreak antiviral platform and higher personnel costs, partially offset by lower clinical expenses associated with the rezafungin clinical trials.
General and administrative expenses
General and administrative expenses were $4.4 million for the three months ended June 30, 2021 and $4.0 million for the three months ended June 30, 2020. The increase in general and administrative expenses is primarily due to higher personnel and legal expenses.
Other expense, net
Other expense, net during the three months ended June 30, 2021 and June 30, 2020 related primarily to interest expense in connection with our loan from Pacific Western Bank, offset by interest income generated from cash held in interest-bearing investments.

Comparison of the six months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Collaboration revenue	$35,271	$5,922	$29,349
Research and development expense	33,569	30,630	2,939
General and administrative expense	9,151	8,064	1,087
Other expense, net	(132)	(73)	(59)
Collaboration revenue
Collaboration revenue was $35.3 million for the six months ended June 30, 2021 and $5.9 million for the six months ended June 30, 2020. Revenue for the six months ended June 30, 2021 included $27.0 million of revenue recognized upon transfer of an intellectual property license to Janssen in May 2021. The remaining revenue for the six months ended June 30, 2021 relates to ongoing research and development and clinical supply services provided to Mundipharma and Janssen. Revenue for the six months ended June 30, 2020 relates to ongoing research and development and clinical supply services provided to Mundipharma.
Research and development expenses
Research and development expenses were $33.6 million for the six months ended June 30, 2021 and $30.6 million for the six months ended June 30, 2020. The increase in research and development expenses is primarily due to higher clinical expenses associated with the rezafungin clinical trials, increased expense associated with our Cloudbreak antiviral platform, and higher personnel costs.
General and administrative expenses
General and administrative expenses were $9.2 million for the six months ended June 30, 2021 and $8.1 million for the six months ended June 30, 2020. The increase in general and administrative expenses is primarily due to higher personnel and legal expenses.
Other expense, net
Other expense, net during the six months ended June 30, 2021 and June 30, 2020 related primarily to interest expense in connection with our loan from Pacific Western Bank, offset by interest income generated from cash held in interest-bearing investments.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2021, we had an accumulated deficit of $342.3 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through equity, debt or other financing structures, or through collaborations, strategic alliances or licensing arrangements with third parties, or through receiving government and/or charitable grants or contracts.

As of June 30, 2021, we had $53.1 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$1,647	$(29,200)
Investing activities	(29)	(132)
Financing activities	8,532	33,149
Net increase in cash, cash equivalents, and restricted cash	$10,150	$3,817
Operating activities
Net cash provided by operating activities was $1.6 million for the six months ended June 30, 2021, compared to net cash used in operating activities of $29.2 million for the six months ended June 30, 2020. Cash provided by operating activities for the six months ended June 30, 2021 was primarily attributable to a net loss of $7.6 million and included $11.1 million for a milestone achieved in November 2020 under the Mundipharma Collaboration Agreement, which was received in January 2021. Cash used in operating activities for the six months ended June 30, 2020 was primarily attributable to a net loss of $32.8 million. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our investing activities during the six months ended June 30, 2021 and 2020 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the six months ended June 30, 2021 primarily consisted of $10.7 million, after deducting placement agent fees, from the sale of 4,430,215 shares of common stock under the Sales Agreement, offset by principal payments of $2.2 million made in connection with our loan from Pacific Western Bank. Net cash provided by financing activities during the six months ended June 30, 2020 consisted of net proceeds of $29.2 million from the sale of 6,639,307 shares of common stock and 531,288 shares of Series X Convertible Preferred Stock pursuant to the exercise of subscription rights issued in our rights offering. During the six months ended June 30, 2020 we also sold 1,334,369 shares of our common stock under our controlled equity sales agreement with Cantor Fitzgerald & Co for net proceeds of approximately $4.7 million, after deducting placement agent fees.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2021, we did not have any off-balance sheet arrangements.
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
As of June 30, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•If we experience delays or difficulties in enrolling patients in our clinical trials, including the ReSTORE or ReSPECT clinical trials, our timing to complete the rezafungin clinical development program, and therefore our receipt of necessary regulatory approvals, could be delayed or prevented.
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
There may be significant delays in obtaining coverage and adequate reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Coverage and reimbursement rates may vary according to the use of the drug and the medical circumstances under which it is used may be based on reimbursement levels already set for lower cost products or procedures or may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Commercial third-party payors often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded programs and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize our approved products and our overall financial condition. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
Risks Related to Our Financial Position and Need for Additional Capital
We need substantial additional funding to complete the development of rezafungin and to advance our Cloudbreak program.*
In connection with the preparation of our financial statements for the period ended June 30, 2021, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance our Cloudbreak program is also dependent on our ability to obtain additional funding.
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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of June 30, 2021, we had cash, cash equivalents, and restricted cash of $53.1 million.
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
If we are unable to raise additional capital on attractive terms or at all, we may be forced to delay, reduce or eliminate our development programs, including our Cloudbreak program, be unable to continue the development of rezafungin, complete the ReSTORE and ReSPECT Phase 3 clinical trials and meet our development obligations under the Mundipharma Collaboration Agreement, or our current and future license or collaboration agreements, and/or be forced to make reductions in spending, extend payment terms with suppliers, and/or liquidate or grant rights to assets where possible. Any of these actions could materially harm our business, results of operations and future prospects.
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
In September 2019, we issued $9.0 million of our common stock to Mundipharma in connection with entering into the Mundipharma Collaboration Agreement. In February 2020, we issued $30.0 million of our common stock and Series X Preferred Stock upon the closing of a rights offering. As of June 30, 2021, we have issued 9,990,392 shares of common stock pursuant to the Sales Agreement with an aggregate offering price of approximately $28.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma, the sale of our common stock and Series X Preferred Stock issued in our rights offering or the sale of common stock under the Sales Agreement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
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
The terms of our term loan facility place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement governing the debt facility may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.*
In October 2016, we entered into a loan and security agreement with Pacific Western Bank, or the Loan Agreement, as amended in June 2018, July 2018, November 2019 and March 2021 under which we borrowed $10.0 million, subject to certain terms and conditions set forth therein.
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
The Loan Agreement also includes standard events of default, including a provision that Pacific Western Bank could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect on (i) our operations, business or financial condition and subsidiaries taken as a whole; (ii) our ability to perform or pay the secured obligations under the Loan Agreement and related agreements; or (iii) the collateral pledged to Pacific Western Bank under the Loan Agreement. Upon such determination, Pacific Western Bank could declare all obligations under the Loan Agreement immediately due and payable. In November 2019, we entered into an amendment to the Loan Agreement that requires we maintain the cash value of the amounts borrowed on hand in our bank account, and a failure to comply with this obligation will also constitute an event of default and allow Pacific Western Bank to declare all obligations immediately due and payable.
In connection with the audit of our 2020 financial statements, we received an unqualified auditor opinion with a going concern explanatory paragraph. Pacific Western Bank may determine that the underlying circumstances resulting in the receipt of a going concern explanatory note in the auditor opinion for our 2020 financial statements either on their own, or together with contemporaneous events or circumstances, such as a failure to timely secure additional funding, constitute a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Loan Agreement.

Additionally, Pacific Western Bank may determine that the occurrence of adverse results or delays in any clinical study or the denial, delay or limitation of approval of or taking of any other regulatory action by the FDA or another governmental entity may also constitute a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Loan Agreement, either on its own or together with contemporaneous events or circumstances, such as our status regarding going concern or a failure to timely secure additional funding.
The Loan Agreement also requires us to timely deliver certain financial statements, reports, and certificates including a requirement to provide audited annual financial statements together with an unqualified audit opinion or a qualified opinion only for going concern so long as our investors provide additional equity as needed or if Pacific Western Bank otherwise provides its consent in writing.
If we default under the facility, Pacific Western Bank may accelerate all of our repayment obligations. At such time, we may not have enough available cash or be able to raise additional funds on satisfactory terms, if at all, through equity or debt financings to repay our indebtedness at the time any such repayment is required. If we are unable to access funds to meet those obligations or to renegotiate the Loan Agreement, Pacific Western Bank could take control of and may sell our pledged assets. In such an event, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If our assets were liquidated, Pacific Western Bank’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Pacific Western Bank of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.
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
We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*
Since our inception, we have incurred significant operating losses. Our net losses were $7.6 million and $32.8 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $342.3 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We are currently conducting the ReSTORE and ReSPECT Phase 3 clinical trials of rezafungin, Phase 1 and non-clinical studies of rezafungin, and preclinical studies of our AVCs. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
•the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, which require, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or the CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and physician ownership and investment interests. Beginning in 2022, applicable manufacturers also will be required to report information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payors, including private insurers, some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.*
We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, use, transmit, and otherwise process sensitive, proprietary and confidential information, including but not limited to intellectual property, proprietary business information owned or controlled by ourselves or our customers, financial information and, where allowed, personal information (including protected health information). The secure collection, storage, use, transmission and processing of such information is vital to our operations and business strategy. Any actual or perceived breach of our security measures or those of our third-party service providers, consultants, or contractors could adversely affect our business, operations, financial condition, and future prospects.
The procedures and controls we use to monitor cyber security threats and mitigate our exposure to such threats may not be sufficient to prevent cyber security incidents, and our internal information technology systems and those of our third-party service providers, consultants, and contractors are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, public health crises (such as the COVID-19 global pandemic), telecommunication and electrical failures, theft as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, viruses, worms, denial-of-service attacks, supply chain attacks, social engineering schemes and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our, or our third-party service providers’ consultants’, or contracts’ system infrastructure or lead to data leakage or misdirected payments to and from us. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of information, including personally identifiable information or protected health information, we could incur liability and reputational damage. In addition, these incidents could result in disrupted operations, lost opportunities, misstated financial data, increased costs arising from the implementation of additional security protective measures and litigation costs.
We are also required to comply with laws, rules, industry standards and regulations, policies and contracts that may require us to maintain the security of information. In addition, we may have contractual and other legal obligations to notify relevant stakeholders of security breaches. Failure to prevent or mitigate cyberattacks could result in unauthorized access to such information, including personal information (and protected health information). Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and not use our services, and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. In addition, any costs or other liabilities related to responding to a cybersecurity event or to mitigate any identified security vulnerabilities could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups, and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any vulnerability exploited to cause a breach may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, loss in customer trust, harm to our reputation, and increases to our insurance coverage. For example, any such event that leads to unauthorized access, use, or disclosure of information, including personal information related to our patient samples or personnel, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
In addition, we may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. We cannot assure you that any insurance coverage will adequately cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of confidential, proprietary and sensitive data.
We are subject to extensive laws and regulations, as well as policies and contracts, related to data privacy and security, and our failure to comply with these obligations could harm our business.*
We are or may become subject to numerous foreign and domestic laws, we collect, use, process, transfer, and store. The regulatory framework for data privacy and security is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, access, use, analysis, modification, storage, transfer, destruction and disposal of personal information. We are also or may become required to comply with laws and regulations relating to data security and breach notification.
HIPAA, as amended by HITECH, and their respective implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information. Such laws may apply to us, our customers or our service providers. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors. Most healthcare providers in the United States, including institutions from which we may obtain customer data, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. A person may be prosecuted for alleged HIPAA violations either directly or indirectly such as under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial civil and criminal penalties and liabilities if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
In the US, at the state level, the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations and contains a private right of action for data breaches that is expected to increase litigation involving misuse of personal information of California residents. The CCPA may increase our compliance costs and potential liability. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, which goes into effect on January 1, 2023. The CPRA is expected to, among other things, give California residents the ability to limit the use of their personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend of states adopting more stringent privacy laws in the U.S., which could further increase our compliance costs, potential liability and adversely affect our business. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023.
The global data protection landscape is also rapidly evolving, and we expect there will continue to be new and proposed laws, regulations, and industry standards concerning privacy, data protection, and information security. We cannot yet determine the impact that such future laws, regulations and standards may have on our business. For example, in May 2018, the EU General Data Protection Regulation 2016/679, or GDPR, took effect across the European Economic Area (“EEA”). Also, notwithstanding the United Kingdom’s (“UK”) withdrawal from the EU, the GDPR continues to apply in substantially equivalent form in the context of the UK, UK establishments and UK-focused processing operations by operation of the so-called “UK GDPR.” The GDPR and UK GDPR imposes stringent requirements and to date, have increased compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process their personal data. EU member states may allow enact additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR (or UK GDPR) and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties
European privacy laws including the GDPR also generally prohibit the transfer of personal data from Europe to the United States (and most other countries) unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. These requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The Court of Justice of the European Union, or CJEU, recently raised questions about whether the European Commission’s Standard Contractual Clauses, one of the primary mechanisms used by U.S. companies to import personal information from Europe, complies with the GDPR. While the CJEU upheld the validity of Standard Contractual Clauses, the CJEU ruled that the underlying data transfers must be assessed on a case-by-case basis by the data controller to determine whether the personal information will be adequately protected. Further, the European Commission recently adopted new SCCs under the GDPR for personal data transfers outside the EEA, which may require us to expend significant resources to update our contractual arrangements and conduct personal data transfer impact assessments. At present, there are few if any viable alternatives to the Standard Contractual Clauses and, therefore, there is uncertainty regarding how to ensure that transfers of personal information from Europe to the United States comply with the GDPR. As such, any transfers by us, our customers or our third party service providers, of personal information from Europe may not comply with European data protection laws; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; and may reduce demand for our services from companies subject to European data protection laws. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense. Moreover, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.
Further, the UK’s decision to leave the EU, often referred to as Brexit, has created uncertainty about the regulation of data protection in the United Kingdom, including with respect to whether laws or regulations will apply to us consistent with the GDPR in the future and how data transfers to and from the UK will be regulated. Following December 31, 2020, and the expiry of transitional arrangements between the UK and EU, the data protection obligations of the GDPR continue to apply to UK-related processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the United Kingdom and EEA. Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR that allows transfers (other than those carried out for the purposes of UK immigration control) of personal data from the EEA to the UK to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, however, only if the UK continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the UK and could intervene at any point if the UK deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the UK will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as SCCs, to enable transfers of personal data from the EEA to the UK to continue.
In China, regulatory authorities have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, the Cyber Security Law of the People’s Republic of China, which became effective in June 2017, created China’s first national-level data protection framework for “network operators,” which may include all organizations in China that use networks to operate or provide services. Numerous regulations, guidelines and other measures are expected to be adopted under the umbrella of the Cyber Security Law. Drafts of some of these measures have now been published, including the draft rules on cross-border transfer of personal information published by the China Cyberspace Administration in 2019, which may, upon enactment, require security review before transferring human health-related data out of China.
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
We may publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Despite our efforts, we may not be successful in achieving compliance if our personnel, customers, or service providers fail to comply with our policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.
Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Any failure or perceived failure by us or third parties working on our behalf to comply with applicable laws and regulations, any privacy and data security obligations pursuant to contract, our stated privacy or security policies, or obligations to customers or other third parties may result in governmental enforcement actions (including fines, penalties, judgments, settlements, imprisonment of company officials and public censure), civil claims, litigation, damage to our brand and reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our business, operations and financial performance.
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
For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. However, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. Further, the Affordable Care Act imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance were also enacted under the Affordable Care Act, which may affect our business practices with healthcare practitioners. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
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
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the United States District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the United States District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices.
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
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 49,506,268 shares of common stock outstanding as of June 30, 2021. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
As previously reported in our Current Report on Form 8-K filed on June 24, 2021, at our Annual Meeting of Stockholders held on June 23, 2021, our stockholders indicated, on an advisory basis, the preferred frequency of future stockholder votes regarding compensation awarded to our named executive officers, as follows: 25,341,456 votes for one year; 26,622 votes for two years; 240,553 votes for three years; 91,057 abstentions; and 9,766,423 broker non-votes. In light of this result, on August 9, 2021, our Board of Directors determined to hold future advisory votes on executive compensation every year. Under Section 14a-21(b) of the Securities Exchange Act of 1934, as amended, we will hold the next advisory vote on the frequency of such stockholder vote no later than our Annual Meeting of Stockholders to be held in 2027.

Effective July 14, 2021, we entered into a sixth amendment to our lease agreement with Nancy Ridge Technology Center, L.P. Pursuant to the amendment, the expiration date of our facilities lease was extended by 24 months to December 31, 2023. Beginning on January 1, 2022, our base monthly rent will increase to $103,733, and will increase by a rate of 3% annually thereafter.

ITEM 6. EXHIBITS

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3.3(4)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

4.3(4)	Form of Common Stock Purchase Warrant for First Private Placement.

10.1†(5)	Exclusive License and Collaboration Agreement by and between the Registrant and Janssen Pharmaceuticals, Inc., dated March 31, 2021.

10.2	Form of Amended and Restated Employment Agreement by and between the Registrant and its executive officers.

10.3	Sixth Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated July 14, 2021.

31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q has been formatted in Inline

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 21, 2018.
(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed on May 13, 2021.
†	Certain portions of this exhibit (indicated by asterisks) have been excluded pursuant to Item 601(b)(10) of Regulation S-K because they are both not material and are the type that the Registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: August 12, 2021	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)