Form 10-Q
period 2021-09-30
Cidara Therapeutics, Inc.
filed 2021-11-10
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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
As of October 29, 2021, the registrant had 66,686,054 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	5
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	34
Item 4. Controls and Procedures	34
PART II. OTHER INFORMATION	34
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3. Defaults Upon Senior Securities	74
Item 4. Mine Safety Disclosures	74
Item 5. Other Information	74
Item 6. Exhibits	75
SIGNATURES	76

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,601	$35,912
Restricted cash	3,704	7,037
Accounts receivable	3,872	11,175
Prepaid expenses and other current assets	3,099	3,067
Total current assets	47,276	57,191
Property and equipment, net	216	342
Operating lease right-of-use asset	2,540	868
Other assets	1,174	2,023
Total assets	$51,206	$60,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,242	$4,568
Accrued liabilities	8,525	7,959
Accrued compensation and benefits	3,964	4,210
Current deferred revenue	13,030	13,865
Current portion of term loan	3,700	7,023
Current portion of lease liability	1,029	939
Total current liabilities	33,490	38,564
Long-term deferred revenue	17,254	11,145
Lease liability	1,620	—
Total liabilities	52,364	49,709
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020:
Series X Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2021 and December 31, 2020; 1,096,519 and 1,044,278 shares issued and outstanding, respectively, at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 49,621,543 and 44,876,408 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	359,201	345,411
Accumulated deficit	(360,364)	(334,700)
Total stockholders' equity (deficit)	(1,158)	10,715
Total liabilities and stockholders' equity	$51,206	$60,424
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenues:
Collaboration revenue	$7,076	$2,416	$42,347	$8,338
Total revenues	7,076	2,416	42,347	8,338
Operating expenses:
Research and development	20,505	16,258	54,074	46,888
General and administrative	4,607	3,687	13,758	11,751
Total operating expenses	25,112	19,945	67,832	58,639
Loss from operations	(18,036)	(17,529)	(25,485)	(50,301)
Other expense:
Interest expense, net	(47)	(103)	(179)	(176)
Total other expense, net	(47)	(103)	(179)	(176)
Net loss and comprehensive loss	(18,083)	(17,632)	(25,664)	(50,477)
Recognition of beneficial conversion feature	—	—	—	(2,762)
Net loss attributable to common shareholders	$(18,083)	$(17,632)	$(25,664)	$(53,239)
Basic and diluted net loss per common share	$(0.37)	$(0.41)	$(0.53)	$(1.31)

Shares used to compute basic and diluted net loss per common share	49,533,956	43,208,308	48,402,095	40,685,828

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Operating activities:
Net loss	$(25,664)	$(50,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,651	3,243
Depreciation and amortization	152	219
Non-cash interest expense	10	13
Amortization of debt issuance costs	2	4
Operating lease right-of-use assets and liabilities, net	39	(35)
Changes in assets and liabilities:
Accounts receivable	7,303	10
Prepaid expenses, other current assets, and other assets	713	(1,937)
Accounts payable and accrued liabilities	(811)	2,265
Accrued compensation and benefits	6	124
Deferred revenue	5,274	3,288
Net cash used in operating activities	(10,325)	(43,283)

Investing activities:
Purchases of property and equipment	(41)	(186)
Net cash used in investing activities	(41)	(186)

Financing activities:
Proceeds from issuance of common and Series X Preferred stock pursuant to rights offering, net of issuance costs	—	29,186
Proceeds from public offering of common stock, net of issuance costs	11,049	9,521
Proceeds from exercise of stock options	6	14
Principal repayments of Term Loan	(3,333)	(1,852)
Net cash provided by financing activities	7,722	36,869
Net decrease in cash, cash equivalents, and restricted cash	(2,644)	(6,600)
Cash, cash equivalents, and restricted cash at beginning of period	42,949	60,268
Cash, cash equivalents, and restricted cash at end of period	$40,305	$53,668

Supplemental disclosure of cash flows:
Interest paid	$190	$357
Non-cash investing activities:
Right-of-use asset obtained in exchange for lease liability	$2,341	$—
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$252	$231
Deferred financing costs incurred but not yet paid	$64	$—

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Three and Nine Months Ended September 30, 2021
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2020	1,044,278	$—	44,876,408	$4	$345,411	$(334,700)	$10,715
Public offering of common stock, net of issuance costs	—	—	3,327,706	1	8,588	—	8,589
Issuance of common stock for exercise of options	—	—	486	—	1	—	1
Issuance of common stock for restricted share units vested	—	—	84,070	—	—	—	—
Stock-based compensation	—	—	—	—	879	—	879
Net loss	—	—	—	—	—	(18,292)	(18,292)
Balance, March 31, 2021	1,044,278	—	48,288,670	5	354,879	(352,992)	1,892
Public offering of common stock, net of issuance costs	—	—	1,050,928	—	2,058	—	2,058
Issuance of common stock for exercise of options	—	—	2,444	—	5	—	5
Issuance of common stock for restricted share units vested	—	—	18,530	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	145,696	—	252	—	252
Stock-based compensation	—	—	—	—	871	—	871
Net income	—	—	—	—	—	10,711	10,711
Balance, June 30, 2021	1,044,278	—	49,506,268	5	358,065	(342,281)	15,789
Public offering of common stock, net of issuance costs	—	—	113,400	—	235	—	235
Issuance of common stock for restricted share units vested	—	—	1,875	—	—	—	—
Stock-based compensation	—	—	—	—	901	—	901
Net loss	—	—	—	—	—	(18,083)	(18,083)
Balance, September 30, 2021	1,044,278	$—	49,621,543	$5	$359,201	$(360,364)	$(1,158)

	Three and Nine Months Ended September 30, 2020
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2019	565,231	$—	33,838,466	$3	$297,659	$(259,827)	$37,835
Rights offering, net of offering costs	531,288	—	6,639,307	1	29,185	—	29,186
Recognition of beneficial conversion feature	—	—	—	—	2,762	(2,762)	—
Public offering of common stock, net of issuance costs	—	—	7,600	—	19	—	19
Issuance of common stock for exercise of options	—	—	1,834	—	5	—	5
Issuance of common stock for restricted share units vested	—	—	72,304	—	—	—	—
Stock-based compensation	—	—	—	—	1,246	—	1,246
Net loss	—	—	—	—	—	(14,539)	(14,539)
Balance, March 31, 2020	1,096,519	—	40,559,511	4	330,876	(277,128)	53,752
Public offering of common stock, net of issuance costs	—	—	1,326,769	—	4,680	—	4,680
Issuance of common stock under Employee Stock Purchase Plan	—	—	132,915	—	231	—	231
Stock-based compensation	—	—	—	—	995	—	995
Net loss	—	—	—	—	—	(18,306)	(18,306)
Balance, June 30, 2020	1,096,519	—	42,019,195	4	336,782	(295,434)	41,352
Issuance of common stock, net of offering costs	—	—	1,388,448	—	4,822	—	4,822
Issuance of common stock upon conversion of Series X Convertible Preferred Stock	(52,241)	—	522,410	—	—	—	—
Issuance of common stock for exercise of options	—	—	3,473	—	9	—	9
Issuance of common stock for restricted share units vested	—	—	2,500	—	—	—	—
Stock-based compensation	—	—	—	—	1,002	—	1,002
Net loss	—	—	—	—	—	(17,632)	(17,632)
Balance, September 30, 2020	1,044,278	$—	43,936,026	$4	$342,615	$(313,066)	$29,553
See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious diseases. The Company’s lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious, invasive fungal infections. In addition, the Company is using its Cloudbreak® platform to develop a potential new class of drug-Fc conjugates, or DFCs, for the prevention and treatment of serious diseases. The Company's initial development programs are targeting influenza and other viral infections, including respiratory syncytial virus, or RSV, human immunodeficiency virus, or HIV, and the SARS-CoV-2 strains causing COVID-19. In addition, the Company has expanded the Cloudbreak platform to discover and develop DFCs to treat cancer.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At September 30, 2021, the Company had an accumulated deficit of $360.4 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At September 30, 2021, the Company had cash, cash equivalents and restricted cash of $40.3 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2021 and 2020.
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
Accounts Receivable
Accounts receivable are recorded at their net invoice value and are not interest bearing. The Company reserves specific receivables when collectability is no longer probable. These reserves are re-evaluated on a regular basis and are adjusted, as needed. Once a receivable is deemed to be uncollectible, such balance is recorded as an allowance for credit losses. No such allowance existed at September 30, 2021 or December 31, 2020.
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
In March 2021, the Company entered into an exclusive worldwide license and collaboration agreement, or the Janssen Collaboration Agreement, with Janssen Pharmaceuticals, Inc., or Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson. The Company concluded that there were three significant performance obligations under the Janssen Collaboration Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in May 2021.
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
Net Loss Per Share
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three and Nine Months Ended September 30,
	2021	2020
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred stock	10,442,780	10,442,780
Common stock options, RSUs and PRSUs issued and outstanding	10,356,267	6,687,793
Total	33,316,375	29,647,901
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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, lease liability, and a term loan. Fair value estimates of these instruments are made at each reporting period end based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The Company believes that the fair value of the term loan approximates its carrying value.

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
3. FAIR VALUE MEASUREMENTS
The Company follows ASC 820-10, Fair Value Measurements and Disclosures, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates available to the Company for loans with similar terms, which is considered a Level 2 input as described below, the Company believes that the fair value of the term loan approximates its carrying value.
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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
September 30, 2021
Assets:
Cash and money market funds	$36,601	$36,601	$—	$—
Restricted cash and money market accounts	3,704	3,704	—	—
Total assets at fair value	$40,305	$40,305	$—	$—

December 31, 2020
Assets:
Cash and money market accounts	$35,912	$35,912	$—	$—
Restricted cash and money market accounts	7,037	7,037	—	—
Total assets at fair value	$42,949	$42,949	$—	$—
4. DEBT
Term Loans— On October 3, 2016, the Company entered into a loan and security agreement, or the Loan Agreement, with Pacific Western Bank, as the collateral agent and a lender, or the Lender, pursuant to which the Company has borrowed $10.0 million from the Lender, or the Term A Loan. At September 30, 2021, the Term A Loan bears interest at 4.5% and matures on July 3, 2022.
On March 16, 2021, the Company and the Lender entered into a Fourth Amendment to the Loan Agreement, which modified certain debt covenants under the original agreement but had no impact on current or future cash flows.
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement or the occurrence of a material adverse change, the Lender has the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable. The principal payments due under the Loan Agreement have been classified as a current liability at September 30, 2021 and December 31, 2020 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.
As of September 30, 2021, future principal payments due under the Term A Loan, as amended, are as follows (in thousands):

Year ended:
December 31, 2021	$1,111
December 31, 2022	2,593
Total future principal payments due under the Term A Loan	$3,704
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
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co, or the Sales Agreement. During the nine months ended September 30, 2021 and September 30, 2020, the company sold 4,492,034 and 2,722,817 shares of common stock, respectively, for net proceeds of approximately $10.9 million and $9.5 million, respectively, after deducting placement agent fees. As of September 30, 2021, the aggregate offering price remaining under the Sales Agreement is $41.8 million.
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at September 30, 2021.
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of September 30, 2021. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Warrants
As of September 30, 2021 and December 31, 2020, warrants to purchase 12,517,328 shares of common stock were outstanding at a weighted average exercise price of $6.82 per share.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	September 30, 2021	December 31, 2020
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred Stock	10,442,780	10,442,780
Common stock options, RSUs and PRSUs issued and outstanding	10,356,267	6,787,033
Authorized for future stock awards under the Company's option plans	1,553,145	2,813,131
Authorized for future issuance under the ESPP	824,203	521,986
Total	35,693,723	33,082,258
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

During the nine months ended September 30, 2021 and 2020, 145,696 shares and 132,915 shares, respectively, were issued pursuant to the ESPP.
As of September 30, 2021, total unrecognized compensation expense related to the ESPP was approximately $0.4 million. This unrecognized compensation cost is expected to be recognized over approximately 0.6 years.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the nine months ended September 30, 2021:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	428,235	$3.55
RSUs and PRSUs granted	927,375	2.28
RSUs and PRSUs vested	(104,475)	3.41
RSUs and PRSUs canceled	(46,682)	3.71
Outstanding at September 30, 2021	1,204,453	$2.58
The weighted-average grant date fair value of RSUs and PRSUs granted during the nine months ended September 30, 2021 and 2020 was $2.28 and $4.18 per share, respectively. The total fair value of RSUs and PRSUs vested during the nine months ended September 30, 2021 and 2020 was approximately $0.4 million and $0.3 million, respectively.
At September 30, 2021, estimated unrecognized compensation expense related to RSUs and PRSUs grants was approximately $3.0 million.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	6,358,798	$3.59	7.04	$55
Options granted	2,969,700	2.39
Options exercised	(2,930)	1.98
Options canceled	(173,754)	3.25
Outstanding at September 30, 2021	9,151,814	$3.21	6.00	$577
Vested and expected to vest at September 30, 2021	9,151,814	$3.21	6.00	$577
Exercisable at September 30, 2021	5,257,254	$3.85	4.76	$225
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the nine months ended September 30, 2021 and 2020 was $1.43 and $1.49 per share, respectively.
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$425	$544	$1,215	$1,673
General and administrative	476	458	1,436	1,570
Total	$901	$1,002	$2,651	$3,243

As of September 30, 2021, total unrecognized share-based compensation expense related to unvested stock options was approximately $5.2 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years.
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
Milestone Payments. The Company determined that as of September 30, 2021, all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. In November 2020, the Company achieved a $11.1 million milestone under the Mundipharma Collaboration Agreement, which is recorded as long-term deferred revenue as of September 30, 2021 because the rights to consideration is not expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. No revenue related to milestones was recognized during the three and nine months ended September 30, 2021 or 2020.

Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2021 or 2020.
Janssen Collaboration Agreement
On March 31, 2021, the Company and Janssen entered into the Janssen Collaboration Agreement to develop and commercialize one or more DFCs (previously called Antiviral Drug Conjugates, or AVCs) based on the Company's Cloudbreak platform, for the prevention and treatment of influenza, including CD388 and CD377, or the Products. The effectiveness of the Janssen Collaboration Agreement, including the effectiveness of the terms and conditions described below, was subject to the expiration or earlier termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR. HSR clearance was obtained on May 12, 2021 and the Janssen Collaboration Agreement became effective on the same date.
Collaboration. The Company and Janssen will collaborate in the research, preclinical development and early clinical development of CD388 or another mutually-agreed influenza DFC development candidate, or, in each case, the Development Candidate, under a mutually-agreed research and development plan, or the Research Plan, with the objective of advancing such Development Candidate through the completion of mutually-agreed Phase 1 clinical trials and the first Phase 2 clinical trial, or the Phase 2 Study. Unless otherwise agreed by the parties, the Company will be responsible for performing, or having performed, all IND-enabling studies and clinical trials under the Research Plan, and the Company will be the IND holder for the Research Plan clinical trials. Both parties will be responsible for conducting certain specified chemistry, manufacturing and controls development activities under the Research Plan. Janssen will be solely responsible, and reimburse the Company, for internal full-time equivalent and out-of-pocket costs incurred by the Company in performing Research Plan activities in accordance with a mutually-agreed budget. In addition, upon the effectiveness of the Janssen Collaboration Agreement, Janssen will also reimburse the Company for certain costs incurred by the Company in independently performing certain research and development activities from the execution of the Janssen Collaboration Agreement until its effectiveness.
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
Licenses. Upon the effectiveness of the Janssen Collaboration Agreement, the Company granted Janssen an exclusive, worldwide, royalty-bearing license to develop, register and commercialize Products, subject to the Company’s retained right to conduct Research Plan activities as described above. In addition, the Company granted Janssen an exclusive right of first negotiation until December 31, 2021, to negotiate and enter into a separate definitive agreement pursuant to which the parties would collaborate in the research and development of DFCs for the treatment or prevention of respiratory syncytial virus.
Non-Compete Covenant. The Company will covenant that, except for the performance of Research Plan activities, from the effectiveness of the Janssen Collaboration Agreement until the fifth anniversary of the completion of all Research Plan activities and the Company’s delivery to Janssen of all Research Plan deliverables, the Company and its affiliates will not directly or indirectly (including through any third-party contractor or through or in collaboration with any third-party licensee) develop, file any IND or application for marketing approval for, or commercialize any DFC that binds influenza or influenza viral proteins at therapeutic levels, except that the Company has the right to conduct limited internal research of such DFCs for the purposes of generating data to support patent filings and improving and further developing the Company’s DFC technology more broadly. The Company’s non-compete covenant described above will not apply to any DFC that demonstrates high specificity for a virus other than the influenza virus and does not possess significant activity against the influenza virus.
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
Research and Development Services. The research and development services to be performed represents a distinct performance obligation. The Company records payments due from Janssen as collaboration revenue. The Company recognizes revenue based on actual amounts incurred as the underlying services are provided and billed at fair value.
Clinical Supply Services. The Company's initial obligation to supply drug supply for ongoing development represents a distinct performance obligation. The Company recognizes revenue based on actual amounts incurred as the underlying services are provided and billed at fair value.
Milestone Payments. The Company determined that as of the latest financial statement date all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. No revenue related to milestones was recognized during the three and nine months ended September 30, 2021.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2021.

Contract Liabilities
The following table presents a summary of the activity in the Company's contract liabilities (recorded as deferred revenue on the balance sheet) pertaining to the Mundipharma Collaboration Agreement during the nine months ended September 30, 2021 (in thousands):

Opening balance, December 31, 2020	$25,010
Payments received in advance	13,667
Revenue from performance obligations satisfied during reporting period	(8,393)
Closing balance, September 30, 2021	$30,284

Current portion of deferred revenue	$13,030
Long-term portion of deferred revenue	17,254
Total deferred revenue, September 30, 2021	$30,284
As of September 30, 2021, aggregate transaction price allocated to performance obligations that are unsatisfied is $65.9 million. These amounts are expected to be recognized over the remaining research periods under the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement.
The Company has no contract liabilities as of September 30, 2021 that pertain to the Janssen Collaboration Agreement. As of September 30, 2021, the Company recorded $3.8 million in accounts receivable associated with the Janssen Collaboration Agreement.
As of December 31, 2020, the Company recorded $11.1 million in accounts receivable for milestone achieved under the Mundipharma Collaboration Agreement that was received in January 2021. The milestone was recorded as long-term deferred revenue as of September 30, 2021 and December 31, 2020 because the rights to consideration is not expected to be satisfied within one year.
The following table presents our contract revenues disaggregated by timing of revenue recognition and excludes royalty revenue (in thousands):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Point in Time	Over Time	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
Research and Development Services	$—	$3,033	$—	$7,795
Clinical Supply Services	—	237	—	598
Total revenue from Mundipharma Collaboration Agreement	$—	$3,270	$—	$8,393

Revenue from Janssen Collaboration Agreement:
License of Intellectual Property	$—	$—	$27,000	$—
Research and Development Services	—	2,072	—	3,747
Clinical Supply Services	—	1,734	—	3,207
Total revenue from Janssen Collaboration Agreement	$—	$3,806	$27,000	$6,954

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Point in Time	Over Time	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
Research and Development Services	$—	$1,995	$—	$7,169
Clinical Supply Services	—	421	—	1,169
Total revenue from Mundipharma Collaboration Agreement	$—	$2,416	$—	$8,338

8. COMMITMENTS AND CONTINGENCIES
Lease Obligations
On July 14, 2021, the Company entered into a sixth amendment to its lease with Nancy Ridge Technology Center, L.P. which extended the term of the lease by an additional 24 months and increases the base rent to $103,733 per month effective January 1, 2022, subject to 3% increases every January. The lease expires on December 31, 2023 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. The incremental borrowing rate used in measuring the Company's lease liability was 10.8%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company's operating lease as of September 30, 2021 (in thousands):

2021	$250
2022	1,359
2023	1,400
Total undiscounted operating lease payments	$3,009
Less: Imputed interest	(360)
Present value of lease payments	$2,649
The balance sheet classification of the Company's operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$2,540

Current lease liability	$1,029
Lease liability	1,620
Total operating lease liability	$2,649
As of September 30, 2021, the weighted average remaining lease term was 2.3 years.
Cash paid for amounts included in the present value of operating lease liabilities was $0.7 million for the nine months ended September 30, 2021.
Operating lease costs were $0.9 million for the nine months ended September 30, 2021. These costs are primarily related to the Company's long-term operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
9. SUBSEQUENT EVENTS
On October 13, 2021, the Company completed concurrent but separate public offerings of 17,064,511 shares of its common stock, including the exercise in full by the underwriters of their option to purchase an additional 2,225,805 shares of common stock, at a price to the public of $1.55 per share, and 774,194 shares of its Series X Convertible Preferred Stock at a price to the public of $15.50 per share. The Company received total net proceeds of approximately $35.7 million, after deducting underwriting discounts, commissions, and other expenses payable by the Company.

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
Overview
We are a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious diseases. Our lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious, invasive fungal infections. In addition, we are using our Cloudbreak® platform to develop a potential new class of DFCs for the prevention and treatment of serious diseases. Our initial development programs are targeting influenza and other viral infections, including RSV, HIV and the SARS-CoV-2 strains causing COVID-19. In addition, we have expanded the Cloudbreak platform to discover and develop DFCs to treat cancer.
COVID-19 Update
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets.
We continue to monitor the potential impact of the COVID-19 global pandemic, and particularly the Delta variant, on our business and maintain our previously implemented measures designed to protect the health and safety of our workforce, including a work-from-home policy in line with state and local requirements for employees who can perform their jobs offsite. We are continuing our essential research and laboratory activities at our facilities and are taking precautionary measures to protect our employees working in our facilities in such capacities, including establishing a written worksite-specific COVID-19 prevention plan and implementing a vaccine mandate.
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
As we continue to actively advance our rezafungin Phase 3 clinical development program, we remain in close contact with our principal investigators and clinical sites and continue to monitor the impact of COVID-19 on our trials, expected timelines and costs on an ongoing basis. While the ReSPECT Phase 3 clinical trial for prophylaxis remains open for enrollment, we continue to monitor the near- and long-term impact of COVID-19 on the ability of our clinical investigators to recruit patients at each of our global clinical trial sites. In addition, many clinical trial operational activities typically require travel, such as site activation, monitoring, investigators’ meetings and quality audits. These activities are still impacted by travel restrictions.
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
Phase 3 clinical trials
Our Phase 3 clinical development plans for rezafungin are as follows:
•Phase 3 ReSTORE Treatment Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. The ReSTORE clinical trial protocol is modeled after our Phase 2 STRIVE clinical trial. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly for up to four weeks in total, is being compared to caspofungin, dosed daily, with an optional step down to oral fluconazole, in a 1:1 randomization regime. The primary efficacy outcome for the U.S. Food and Drug Administration, or FDA, is all-cause mortality at day 30, and the primary efficacy outcome for the European Medical Agency, or EMA, is global response (clinical, radiological, and mycological response) at day 14. Enrollment in the ReSTORE clinical trial was completed in August 2021 and included 184 evaluable patients diagnosed with candidemia and/or invasive candidiasis. We expect to announce top-line data from the ReSTORE trial by the end of 2021 and anticipate filing a New Drug Application, or NDA, for rezafungin in the United States and similar regulatory filings outside the United States in the middle of 2022.
•Phase 3 ReSPECT Prophylaxis (Prevention) Trial: A single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly doses out to 90 days, is being compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for the FDA and EMA is fungal-free survival at day 90. We expect this trial to enroll approximately 462 patients. While the ReSPECT trial has been impacted by the ongoing effects of the COVID-19 global pandemic, enrollment continues and we are progressing with regulatory and clinical activities so that we may continue activating additional trial sites.
Mundipharma Collaboration Agreement
On September 3, 2019, we announced a strategic partnership with Mundipharma to develop and commercialize rezafungin in an intravenous formulation for the treatment and prevention of invasive fungal infections. Under the terms of the Mundipharma Collaboration Agreement, we granted Mundipharma an exclusive, royalty-bearing license to develop, register and commercialize rezafungin outside the U.S. and Japan. The total potential transaction value is $568.0 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. To date, we have received $9.0 million from the sale of our equity to Mundipharma, $30.0 million in up-front payments and $41.5 million in global development funding, which includes an $11.1 million milestone payment we received in January 2021. We expect to receive an additional $0.8 million in global development funding as we continue to conduct our rezafungin Phase 3 clinical development program.
Cloudbreak platform
We believe our Cloudbreak DFC platform has the potential to offer a fundamentally new approach to prevent and treat life-threatening serious diseases, by developing product candidates designed to provide potent disease targeting activity and immune system engagement in a single long-acting molecule. The Cloudbreak DFC platform recognizes that serious disease often results when a pathogen or cancer cell evades or overcomes the host immune system. Our Cloudbreak DFC candidates are designed to counter diseases in two ways: prevention of disease proliferation by direct targeting and by focusing the immune system on a pathogen or cancer cell. We believe this is a potentially transformative approach, distinct from current therapies, monoclonal antibodies and vaccines. In addition, DFCs are designed to have several advantages including:
•multivalent binding which has the potential to increase potency;
•ability to engage different targets on the same pathogen or, in the case of a cancerous cell, can serve as a “drug cocktail” in a single molecule, which may improve spectrum and decrease resistance;
•potential to target multiple viral pathogens with a single DFC; and
•potential for universal coverage against all viral variants and all people irrespective of immune status. In contrast to monoclonal antibodies, our DFCs are smaller and are designed to target multiple sites, and, unlike small molecules, we believe DFC optimization can be focused primarily on potency.
Our lead Cloudbreak candidates are DFCs for the prevention and treatment of influenza, or influenza DFCs. In September 2020, we nominated CD388, our influenza DFC, as a development candidate. CD388 is similar to our previous development candidate, CD377, but provides the potential for longer-lasting protection from influenza. We expect to file investigational new drug application, or IND, for CD388 by the end of 2021 and expect to dose our first subject in a Phase 1 clinical trial in the first half of 2022.
The Cloudbreak platform has also enabled us to expand the development of DFCs to target other life-threatening viruses, including RSV and HIV. In response to the global pandemic, we are also leveraging our Cloudbreak platform to identify new DFCs against Coronavirus, or CoV, including the strain causing COVID-19. In addition, we have expanded the Cloudbreak platform, in order to discover and develop highly potent DFCs that can target multiple pathways with a single DFC for oncologic diseases.
Janssen Collaboration Agreement
On March 31, 2021, we entered into the Janssen Collaboration Agreement with Janssen to develop and commercialize one or more DFCs (previously called Antiviral Drug Conjugates, or AVCs), based on our Cloudbreak platform for the prevention and treatment of influenza. The effectiveness of the Janssen Collaboration Agreement was subject to the expiration or earlier termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act. On May 12, 2021, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the Janssen Collaboration Agreement expired and the Janssen Collaboration Agreement became effective. Accordingly, revenue began for the Janssen Collaboration Agreement during the three months ended June 30, 2021.
Under the terms of the Janssen Collaboration Agreement, we will collaborate in the research, preclinical and early clinical development of CD388, or another mutually-agreed influenza DFC development candidate, under a mutually-agreed research plan with the objective of advancing development through Phase 1 clinical trials and the first Phase 2 clinical trial. We will be responsible for performing all IND-enabling studies and clinical trials under the research plan. Both parties will be responsible for conducting certain specified chemistry, manufacturing and controls development activities under the research plan. Janssen will be solely responsible, and reimburse us for internal personnel and out-of-pocket costs incurred in performing the research plan activities in accordance with an agreed budget. After completion of the research plan and upon its election to proceed with development, Janssen will be solely responsible for late-stage development, manufacturing, registration and commercialization. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid us an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we are entitled to reimbursement by Janssen of up to $58.0 million in research and development costs incurred in conducting Research Plan activities. We will also be entitled to receive up to an additional $695.0 million in development, regulatory and commercial milestone payments, as well as royalties on tiers of annual net sales of Products developed under the collaboration at rates from the mid-single digits to the high-single digits. We also have the option to co-detail the first product under the collaboration to receive marketing approval in the U.S. To date, we have received $27.0 million in up-front payments and $3.1 million in research and development costs.
Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of September 30, 2021, we had an accumulated deficit of $360.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
In connection with the preparation of our financial statements for the three and nine month period ended September 30, 2021, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for twelve months from the issuance of these financial statements. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
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
Research and development expenses
To date, our research and development expenses have related primarily to nonclinical development of our rezafungin acetate and our Cloudbreak platform, as well as clinical development of rezafungin acetate. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses and nonclinical and clinical trial costs. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or other activities within studies and other events.
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
•the duration of patient follow-up;

•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rezafungin	$12,440	$9,011	$31,596	$27,864
Cloudbreak platform	3,296	2,922	8,283	5,923
Personnel costs	4,231	3,626	12,586	11,235
Other research and development expenses	538	699	1,609	1,866
Total research and development expenses	$20,505	$16,258	$54,074	$46,888
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note 2 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2021.
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
Accounts Receivable
Accounts receivable are recorded at their net invoice value and are not interest bearing. We reserve specific receivables when collectability is no longer probable. These reserves are re-evaluated on a regular basis and are adjusted, as needed. Once a receivable is deemed to be uncollectible, such balance is recorded as an allowance for credit losses. No such allowance existed at September 30, 2021 or December 31, 2020.
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
In March 2021, we entered into the Janssen Collaboration Agreement with Janssen. We concluded that there were three significant performance obligations under the Janssen Collaboration Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in May 2021.
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
Net Loss Per Share
Basic and dilutive net loss per share is calculated by dividing the net loss allocable to common shares by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Dilutive common stock equivalents are comprised of warrants, Series X Convertible Preferred Stock, RSUs, PRSUs and options outstanding under our stock option plans. In loss periods, basic and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.
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
Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, lease liability, and a term loan. Fair value estimates of these instruments are made at each reporting period end based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. We believe that the fair value of our term loan approximates its carrying value.
RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Collaboration revenue	$7,076	$2,416	$4,660
Research and development expense	20,505	16,258	4,247
General and administrative expense	4,607	3,687	920
Other expense, net	(47)	(103)	56
Collaboration revenue
Collaboration revenue was $7.1 million for the three months ended September 30, 2021 and $2.4 million for the three months ended September 30, 2020. Revenue for the three months ended September 30, 2021 relates to ongoing research and development and clinical supply services provided to Mundipharma and Janssen of $3.3 million and $3.8 million, respectively. Revenue for the three months ended September 30, 2020 relates to ongoing research and development and clinical supply services provided to Mundipharma.
Research and development expenses
Research and development expenses were $20.5 million for the three months ended September 30, 2021 and $16.3 million for the three months ended September 30, 2020. The increase in research and development expenses is primarily due to higher clinical expenses associated with the rezafungin clinical trials and drug manufacturing costs, increased expense associated with our Cloudbreak platform, and higher personnel costs.
General and administrative expenses
General and administrative expenses were $4.6 million for the three months ended September 30, 2021 and $3.7 million for the three months ended September 30, 2020. The increase in general and administrative expenses is primarily due to higher consulting, legal, and personnel costs.
Other expense, net
Other expense, net during the three months ended September 30, 2021 and September 30, 2020 related primarily to interest expense in connection with our loan from Pacific Western Bank, offset by interest income generated from cash held in interest-bearing investments.
Comparison of the nine months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Collaboration revenue	$42,347	$8,338	$34,009
Research and development expense	54,074	46,888	7,186
General and administrative expense	13,758	11,751	2,007
Other expense, net	(179)	(176)	(3)

Collaboration revenue
Collaboration revenue was $42.3 million for the nine months ended September 30, 2021 and $8.3 million for the nine months ended September 30, 2020. Revenue for the nine months ended September 30, 2021 included $27.0 million of revenue recognized upon transfer of an intellectual property license to Janssen in May 2021. The remaining revenue for the nine months ended September 30, 2021 relates to ongoing research and development and clinical supply services provided to Mundipharma and Janssen of $8.4 million and $6.9 million, respectively. Revenue for the nine months ended September 30, 2020 relates to ongoing research and development and clinical supply services provided to Mundipharma.
Research and development expenses
Research and development expenses were $54.1 million for the nine months ended September 30, 2021 and $46.9 million for the nine months ended September 30, 2020. The increase in research and development expenses is primarily due to higher clinical expenses associated with the rezafungin clinical trials and drug manufacturing costs, increased expense associated with our Cloudbreak platform, and higher personnel costs.
General and administrative expenses
General and administrative expenses were $13.8 million for the nine months ended September 30, 2021 and $11.8 million for the nine months ended September 30, 2020. The increase in general and administrative expenses is primarily due to higher consulting, legal, and personnel costs.
Other expense, net
Other expense, net during the nine months ended September 30, 2021 and September 30, 2020 related primarily to interest expense in connection with our loan from Pacific Western Bank, offset by interest income generated from cash held in interest-bearing investments.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2021, we had an accumulated deficit of $360.4 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through equity, debt or other financing structures, or through collaborations, strategic alliances or licensing arrangements with third parties, or through receiving government and/or charitable grants or contracts.
As of September 30, 2021, we had $40.3 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(10,325)	$(43,283)
Investing activities	(41)	(186)
Financing activities	7,722	36,869
Net decrease in cash, cash equivalents, and restricted cash	$(2,644)	$(6,600)

Operating activities
Net cash used in operating activities was $10.3 million for the nine months ended September 30, 2021, compared to net cash used in operating activities of $43.3 million for the nine months ended September 30, 2020. Cash used in operating activities for the nine months ended September 30, 2021 was primarily attributable to a net loss of $25.7 million and included $11.1 million for a milestone achieved in November 2020 under the Mundipharma Collaboration Agreement, which was received in January 2021. Cash used in operating activities for the nine months ended September 30, 2020 was primarily attributable to a net loss of $50.5 million. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our investing activities during the nine months ended September 30, 2021 and 2020 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the nine months ended September 30, 2021 primarily consisted of net proceeds of $11.0 million from the sale of 4,577,115 shares of common stock under the Sales Agreement, after deducting placement agent fees, offset by principal payments of $3.3 million made in connection with our loan from Pacific Western Bank. Net cash provided by financing activities during the nine months ended September 30, 2020 primarily consisted of (i) net proceeds of $29.2 million from the sale of 6,639,307 shares of common stock and 531,288 shares of Series X Convertible Preferred Stock pursuant to the exercise of subscription rights issued in our rights offering and (ii) net proceeds of $9.5 million from the sale of 2,722,817 shares of common stock under the Sales Agreement, after deducting placement agent fees, offset by principal payments of $1.9 million made in connection with our loan from Pacific Western Bank.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2021, we did not have any off-balance sheet arrangements.
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
As of September 30, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
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
•If we experience delays or difficulties in enrolling patients in our clinical trials, including the ReSTORE or ReSPECT clinical trials, our ability to complete the rezafungin clinical development program, and therefore our receipt of necessary regulatory approvals, could be delayed or prevented.
•If clinical trials for rezafungin or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•If serious adverse reactions or unexpected characteristics of our product candidates are identified during development, we may need to abandon or limit our development of some or all of our product candidates.
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
•We are dependent on our collaboration partners to provide funding to continue the development of rezafungin and CD388; for the commercialization of rezafungin outside of the United States and Japan; and for the late-stage development, manufacturing, registration and commercialization of CD388. If the collaborations are not successful, we may not be able to complete the development of rezafungin and CD388, or capitalize on the full market potential for rezafungin and CD388.
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
Risks Related to the COVID-19 Pandemic
Our operations, business and financial results have been and could continue to be adversely impacted by the current public health pandemic related to COVID-19.*
In January 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of novel coronavirus known as COVID-19 and, in March 2020, the WHO declared the COVID-19 outbreak a pandemic, or the COVID-19 pandemic. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business interruptions and shutdowns. These precautions have disrupted our business operations and prospects. For example, we have experienced, and expect to continue to experience, trial site activation and enrollment delays for the ReSPECT clinical trial due to facility restrictions, quarantines, travel restrictions, focus on COVID-specific trials and other obstacles. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could impair our ability to raise capital when needed. While the disruption from COVID-19 has had and we expect it to continue to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time. In addition, to the extent the ongoing COVID-19 outbreak continues to adversely affect our business, financial condition, results of operations and growth prospects, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this "Risk Factors" section.
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of rezafungin, currently in Phase 3 clinical development, and we also are very early in our development efforts from our Cloudbreak program, neither of which may be successful.*
We are currently conducting one Phase 1 and two Phase 3 clinical trials of rezafungin. We are also conducting preclinical studies of DFCs in our Cloudbreak program for viral infections and oncology. Our assumptions about why rezafungin is worthy of continued development, as well as our assumptions about the market for rezafungin or any potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of marketing approval for rezafungin, and the regulatory paths for marketing approval for products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin and any other product candidates we may develop will depend on many factors, including the following:
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
If we experience delays or difficulties in enrolling patients in the ReSTORE or ReSPECT clinical trials, our ability to complete the rezafungin clinical development program, and therefore our receipt of necessary regulatory approvals, could be delayed or prevented.*
We may not be able to complete the ReSTORE or ReSPECT clinical trials if we are unable to identify and enroll a sufficient number of eligible patients, as required by the FDA or similar regulatory authorities outside the United States, or if we do not believe that the number of patients required by such regulatory authorities can be enrolled in a reasonable timeframe.
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
If clinical trials for rezafungin or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A delay in starting or completing our clinical trials would materially impact our timelines and our ability to complete development of our product candidates in a timely manner or at all. For example, our entire rezafungin clinical development program has been severely impacted by the effects of the COVID-19 global pandemic. Additionally, our ability to complete our rezafungin Phase 3 development program is dependent on our ability to secure adequate additional funding.
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
If the FDA or similar regulatory authorities outside the United States do not agree with the design and implementation of our planned or ongoing clinical trials, including the safety database to support an NDA submission, or if we are unable to secure additional funding, we may not be able to complete the overall Phase 3 clinical development program for rezafungin as currently envisioned. For example, in response to feedback from the FDA, we may supplement the ReSTORE safety database with safety data from patients enrolled to date from the ReSPECT study who share comorbidities and concomitant medications with patients in the ReSTORE study. If the FDA does not agree with the details of this approach, the timing of the completion of our clinical trials for rezafungin, in particular the ReSPECT study from which we will be drawing data to supplement the database, may be impacted. If we do not accomplish one or more of any of the other goals in a timely manner, or at all, we could experience significant delays or an inability to successfully complete the development of and commercialize our product candidates, which would harm our business. If we are required to conduct additional clinical trials, or other tests of our product candidates beyond those that we currently contemplate, if we are unable to complete clinical trials of our product candidates or other tests successfully or in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
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

If serious adverse reactions or unexpected characteristics of our product candidates are identified during development, we may need to abandon or limit our development of some or all of our product candidates.*
Because it is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval, the risk of each of our programs is high. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, the PK properties, such as a longer half-life or less frequent dosing regimen, that differentiate rezafungin from other echinocandins could have side effects that we have not anticipated and the consequences of such side effects could be more severe than have been seen with other echinocandins that have shorter half-lives or more frequent dosing regimens, or are dosed at lower concentrations than we expect for rezafungin.
Further, the treatment advantages that we are predicting for rezafungin, such as lower healthcare costs resulting from an ability to administer rezafungin once-weekly, which could allow earlier hospital discharge, or the predicted ability of rezafungin to be effective against resistant strains of fungal pathogens, may not be realized. For our DFCs, the bispecific mechanism of action, including the use of the immune system, may lead to side effects that are not anticipated based on the preclinical work we have conducted to date.
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
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*
We have limited financial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential than opportunities we pursue. For example, we believe that an NDA filing for rezafungin for prophylaxis can be supported by one Phase 3 trial in prophylaxis, together with the data from our Phase 3 clinical trial in the treatment of candidemia and invasive candidiasis and the remainder of our rezafungin treatment program, however, if financial constraints require us to choose between our planned rezafungin treatment and prophylaxis programs, we may be required to choose our treatment program and forego or delay our prophylaxis program.
In support of the global effort to identify effective therapeutics to treat and prevent the COVID-19 coronavirus and stem the current global pandemic, we have expended financial resources to identify DFCs which may be effective in this area. In addition, we have recently expended financial resources on identification of DFCs targeting multiple potentially synergistic oncology targets. We have limited experience in identification and nonclinical and clinical testing of oncology therapeutics. Our resource allocation decisions may not result in us identifying valuable products or may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for a particular product candidate or opportunity, we may relinquish valuable rights to that product candidate or opportunity through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or opportunity.
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
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.*
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Regulatory incentives to develop drugs for treatment of infectious diseases have increased interest and activity in this area and will lead to increased competition for clinical investigators and clinical trial subjects, as well as for future prescriptions, if any of our product candidates are successfully developed and approved. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the indications on which we are focusing our product development efforts. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
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
We expect that if we are successful in developing influenza product candidates identified through our Cloudbreak program, such product candidates will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including influenza vaccines, neuraminidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak platform for the treatment or prevention of other serious diseases, such as the respiratory syncytial virus, or RSV, the human immunodeficiency virus, or HIV, the SARS-CoV-2 strains causing COVID-19 and various cancers. We are aware of a large number of approved and investigational therapies in these areas also.
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

Even if we are able to commercialize any product candidates, these products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.*
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. In the United States, new and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product-licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial marketing approval is granted. As a result, we might obtain marketing approval for a drug in a particular country but then be subject to price regulations that delay its commercial launch, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the drug in that country. Adverse pricing limitations may hinder our ability to commercialize and generate revenue from one or more product candidates, even if our product candidates obtain marketing approval.
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
We may not be successful in our efforts to identify, discover, and develop potential product candidates through our Cloudbreak platform or otherwise.*
Through our Cloudbreak platform, we are developing DFCs for the treatment and prevention of serious diseases, including influenza, RSV, HIV, the SARS-CoV-2 strains causing COVID-19, and various cancers. We have nominated the DFC CD388 as our lead development candidate for influenza. In applying our Cloudbreak platform, we may not be successful in identifying additional DFCs that could be developed as drug therapies. In addition, our Cloudbreak platform may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
Research programs to identify new product candidates require substantial technical expertise and human resources. For example, we have limited experience with the use of the Cloudbreak platform applied to viral pathogens and oncology targets. A failure to optimize our expertise using the Cloudbreak platform for the development of our Cloudbreak program may limit our ability to successfully advance this program and identify future product candidates. Research programs to identify new product candidates also require substantial financial resources. We may choose to expend our financial resources on potential product candidates that ultimately prove to be unsuccessful. For example, in response to the immediate global pandemic crisis, we have expended financial resources to identify therapeutics to treat or prevent the COVID-19 coronavirus, and we may be unsuccessful in identifying such a DFC. If we are unable to identify successful product candidates from our Cloudbreak platform for preclinical and clinical development, we will have spent financial resources on programs that did not yield viable products and therefore generate product revenue, which would harm our financial position and adversely impact our stock price.
Risks Related to Our Financial Position and Need for Additional Capital
We need substantial additional funding to complete the development of rezafungin and to advance our Cloudbreak program.*
In connection with the preparation of our financial statements for the period ended September 30, 2021, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance our Cloudbreak program is also dependent on our ability to obtain additional funding.
On September 3, 2019, we entered into a collaboration and development agreement for rezafungin with Mundipharma, the Mundipharma Collaboration Agreement, pursuant to which we granted Mundipharma exclusive commercialization rights to rezafungin outside the United States and Japan in exchange for a $30.0 million upfront payment, near-term funding to support the global Phase 3 ReSTORE and ReSPECT trials, and the potential to receive development, regulatory and commercial milestone payments and double-digit royalties on product net sales. The Mundipharma Collaboration Agreement requires, among other things, that we complete the rezafungin development program. On March 31, 2021, we entered into an exclusive worldwide license and collaboration agreement with Janssen Pharmaceuticals, Inc., the Janssen Collaboration Agreement, to develop and commercialize our Cloudbreak DFCs for the prevention and treatment of seasonal and pandemic influenza. Under the collaboration, we will be responsible for the development and manufacturing of the first influenza DFC, CD388, into the clinic and through Phase 2 clinical development, and Janssen will be responsible for late-stage development, manufacturing, registration and global commercialization. We received an upfront payment of $27 million. Janssen will fund all future research, development, manufacturing and commercialization for CD388, of which Janssen has funded $3.1 million as of September 30, 2021. Our ability to meet our development obligations under the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement depends on our ability to obtain additional funding.
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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of September 30, 2021, we had cash, cash equivalents, and restricted cash of $40.3 million.
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
If we are unable to raise additional capital on attractive terms or at all, we may be forced to delay, reduce or eliminate our development programs, including one or more of our Cloudbreak DFC programs, be unable to continue the development of rezafungin, complete the ReSTORE and ReSPECT Phase 3 clinical trials and meet our development obligations under the Mundipharma Collaboration Agreement, or our current and future license or collaboration agreements, and/or be forced to make reductions in spending, extend payment terms with suppliers, and/or liquidate or grant rights to assets where possible. Any of these actions could materially harm our business, results of operations and future prospects.
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
In September 2019, we issued $9.0 million of our common stock to Mundipharma in connection with entering into the Mundipharma Collaboration Agreement. In February 2020, we issued $30.0 million of our common stock and Series X Preferred Stock upon the closing of a rights offering. As of September 30, 2021, we have issued 10,103,792 shares of common stock pursuant to the Sales Agreement with an aggregate offering price of approximately $28.2 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma, the sale of our common stock and Series X Preferred Stock issued in our rights offering or the sale of common stock under the Sales Agreement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. On September 3, 2019, we licensed all rights to rezafungin outside of the United States and Japan to Mundipharma in exchange for certain payments and royalties on net sales. In March 2021, we granted exclusive worldwide rights to CD388 and other influenza DFCs in exchange for certain payments and royalties on net sales. We may need to enter into similar agreements with other third parties for the development and commercialization of rezafungin outside of the Mundipharma territory, or for the development of DFCs identified from our Cloudbreak program outside the scope of the Janssen Collaboration Agreement, which may require we relinquish valuable rights to these products.
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
If we are unable to raise additional funds through equity, debt or other financing structures, or through collaborations, strategic alliances or licensing arrangements with third parties, or through receiving government and/or charitable grants or contracts, we may be required to delay, reduce or terminate our rezafungin development program, including our ReSTORE and ReSPECT Phase 3 clinical trials, be unable to meet our development obligations under the Mundipharma Collaboration Agreement, and be unable to continue advancing the Cloudbreak program for non-influenza DFCs, or be forced to grant rights in the Cloudbreak program for non-influenza DFCs that we would otherwise prefer to retain for ourselves.
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
We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*
Since our inception, we have incurred significant operating losses. Our net losses were $25.7 million and $50.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $360.4 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We are currently conducting the ReSTORE and ReSPECT Phase 3 clinical trials of rezafungin, Phase 1 and non-clinical studies of rezafungin, and preclinical studies of our DFCs. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
•submit INDs to the FDA and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards, or IRBs, at clinical trial sites;
•continue to advance rezafungin through clinical development;
•continue the preclinical development of our DFCs from our Cloudbreak platform or otherwise, and advance one or more of such product candidates into clinical trials;
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
On March 31, 2021, we licensed the exclusive worldwide rights to CD388 and other influenza DFCs to Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson. Our ability to complete the development of CD388 is dependent, on funds provided by Janssen. Additionally, our ability to receive payments from this arrangement will depend in part on Janssen’s ability to successfully commercialize CD388.
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

We may seek to selectively establish other collaborations and, if we are unable to establish them on commercially reasonable terms or at all, we may have to alter our research, clinical development and commercialization plans.*
We may seek to collaborate with other pharmaceutical and biotechnology companies to advance the Cloudbreak program for DFCs outside the scope of the Janssen Collaboration Agreement, or for the completion of development and commercialization of rezafungin in the United States and Japan. We may also seek funding from government grants or contracts to advance the Cloudbreak program for DFCs outside of the Janssen Collaboration Agreement. We cannot be certain that we will be successful in completing any such collaboration or obtaining any such government grants or contracts, or completing any of them on commercially reasonable terms.
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
We also face significant competition for government grants and contracts for the Cloudbreak program, and there can be no assurances that such funding would be available to us if and when needed, or at all. For instance, government funding may be available only at certain phases of research and development, such as only after Phase 1 clinical trials have been completed. In order to advance the Cloudbreak program for DFCs outside of the Janssen Collaboration Agreement, we will need to obtain significant funding to complete IND-enabling studies, manufacturing development and Phase 1 clinical trials. Government grants and contracts may not be available to fund our activities at this earlier phase of the research and development process.
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
•the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, which require, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or the CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and physician ownership and investment interests. Beginning in 2022, applicable manufacturers also will be required to report information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payors, including private insurers, some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. However, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. Further, the Affordable Care Act imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance were also enacted under the Affordable Care Act, which may affect our business practices with healthcare practitioners. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
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
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-

of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process.
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
Risks Related to Our Intellectual Property
If our efforts to protect the proprietary nature of the intellectual property related to rezafungin, our Cloudbreak compounds or our other product candidates or compounds are not adequate, we may not be able to compete effectively in our markets.*
We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to rezafungin and our other product candidates and compounds. Any involuntary disclosure to or misappropriation by third parties of our proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our markets.
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain and our commercial success will depend on our ability to obtain patents and maintain adequate protection for rezafungin, our DFCs and other compounds and product candidates in the United States and other countries. We currently hold issued U.S. utility and foreign patents and multiple pending U.S. utility patent applications, pending U.S. provisional patent applications and pending international, foreign national and regional counterpart patent applications covering various aspects of rezafungin and our DFCs. The patent applications may fail to result in issued patents in the United States or in foreign countries or jurisdictions. Even if the applications do successfully issue, third parties may challenge the patents.
Further, the existing and/or future patents, if any, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent and patent applications we own with respect to rezafungin or our DFCs or the patents we pursue related to any of our other product candidates or compounds is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize the product candidates or compounds. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced, although a patent term extension or supplementary protection certificate having varied scope may be available in certain jurisdictions to compensate for some of the lost patent term. In addition, we do not know whether:
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
Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.*
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents with claims to materials, methods of manufacture or methods of treatment related to the use or manufacture of rezafungin, our DFCs and/or our other product candidates or compounds. If any third-party patents were held by a court of competent jurisdiction to cover the rezafungin or DFC manufacturing process, any molecules formed during these processes or the final products or any use thereof, the holders of any such patents may be able to block our ability to commercialize the product unless we obtained a license under the applicable patent or patents or until such patents expire. These same issues and risks arise in connection with any other product candidates we develop as well. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, or at all. Any inability to obtain such a license under the applicable patents on commercially reasonable terms, or at all, would have a material adverse effect on our ability to commercialize the affected product until such patents expire.
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
Risks Related to U.S. Government Contracts and Grants
If we are unable to generate revenues from partnerships, government funding or other sources of funding, we may be forced to suspend or terminate one or more of our Cloudbreak programs.*
In order to continue our Cloudbreak programs for DFCs outside the scope of the Janssen Collaboration Agreement, we will need to seek funding from partnerships, the government or other sources of funding. There can be no assurances that we will be able to obtain funding from partnerships, or enter into new contracts with the United States government or obtain other sources of funding to support such programs. The process of completing a partnership or obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions in each instance. Further, with respect to government contracting, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of anti-infective products. If we cannot obtain or maintain government or other funding for our Cloudbreak programs for DFCs outside the scope of the Janssen Collaboration Agreement, we may be forced to discontinue those programs.
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
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 49,621,543 shares of common stock outstanding as of September 30, 2021. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3.3(4)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

4.3(4)	Form of Common Stock Purchase Warrant for First Private Placement.

10.1(5)	Sixth Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated July 14, 2021.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q has been formatted in Inline

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 21, 2018.
(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed on August 12, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: November 10, 2021	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Preetam Shah, Ph.D., MBA
Preetam Shah, Ph.D., MBA
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer)