Form 10-K
period 2021-12-31
Cidara Therapeutics, Inc.
filed 2022-03-07
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-36912

CIDARA THERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware			46-1537286
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

6310 Nancy Ridge Drive,		Suite 101
San Diego,	CA	92121	(858)	752-6170
(Address of Principal Executive Offices)			(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which is registered
Common Stock, $0.0001 Par Value	"CDTX"	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 30, 2021, was approximately $98.0 million.
The number of shares of Registrant’s common stock outstanding as of February 28, 2022 was 68,154,642.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2021.

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
•regulatory developments in the United States, or U.S., and foreign countries;
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
•our ability to use our Cloudbreak platform to identify development candidates, or to expand our Cloudbreak platform to other areas of infective disease;
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
•We depend heavily on the success of rezafungin, currently in Phase 3 clinical development, and CD388, which we expect will enter Phase 1 clinical development by the end of the current quarter, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.
•If we experience delays or difficulties in enrolling patients in our clinical trials, including the ReSPECT trial, our ability to complete the rezafungin clinical development program, and therefore our receipt of necessary regulatory approvals, could be delayed or prevented.
•If clinical trials for rezafungin, CD388 or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•If serious adverse reactions or unexpected characteristics of our product candidates are identified during development, we may need to abandon or limit our development of some or all of our product candidates.
•Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, formulary committees, third-party payors and others in the medical community necessary for commercial success.
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
•We need substantial additional funding to complete the development of rezafungin and to advance CD388 and our Cloudbreak program.
•We are dependent on our collaboration partners to provide funding to continue the development of rezafungin and CD388; for the commercialization of rezafungin outside of the U.S. and Japan; and for the late-stage development, manufacturing, registration and commercialization of CD388. If the collaborations are not successful, we may not be able to complete the development of rezafungin and CD388, or capitalize on the full market potential for rezafungin and CD388.
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
•If we are unable to generate revenues from partnerships, government funding or other sources of funding, we may be forced to suspend or terminate one or more of our preclinical Cloudbreak programs.
•The price of our stock may be volatile, and you could lose all or part of your investment.

CIDARA THERAPEUTICS, INC.
PART I
Item 1. Business.
Overview
We are a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious diseases. We are focused on infectious diseases and oncology. Our lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin antifungal. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious, invasive fungal infections. In addition, we are using our Cloudbreak® platform to develop a potential new class of drugs called drug-Fc Conjugates, or DFCs, for the prevention and treatment of serious diseases. Our initial development programs target influenza and other viral infections, including respiratory syncytial virus, or RSV, human immunodeficiency virus, or HIV and the SARS-CoV-2 strains causing COVID-19. In addition, we have expanded the Cloudbreak platform to discover and develop DFCs to treat cancer.
Within the anti-infectives market, we are focused on the antifungal and antiviral segments. We believe these are commercially more attractive segments of the market, particularly when compared to the antibacterial segment. For example, rezafungin will be positioned in the estimated $4.2 billion global systemic antifungal market in which there is high unmet need, high mortality rate, few new agents in development and significant market opportunity.
Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the first-line treatment and prevention of serious, invasive fungal infections which are associated with high mortality rates.
STRIVE Phase 2 clinical trial
In March 2018 and July 2019, we reported positive topline results from Parts A and B, respectively, of STRIVE, our global, randomized Phase 2 clinical trial of rezafungin. STRIVE was an international, multicenter, double-blind clinical trial evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin compared to once-daily dosing of caspofungin in patients with candidemia and/or invasive candidiasis. In the STRIVE clinical trial, rezafungin met all of its objectives for efficacy, safety and tolerability in the treatment of patients with candidemia and/or invasive candidiasis.
ReSTORE Phase 3 clinical trial
In December 2021, we reported positive topline results from ReSTORE, our Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. ReSTORE was a global, randomized, double-blind, controlled trial evaluating the efficacy and safety of rezafungin as a potential first-line treatment for candidemia and invasive candidiasis. ReSTORE enrolled 187 patients and evaluated one 400 milligram (mg) dose of rezafungin for the first week followed by 200 mg of rezafungin dosed once-weekly for up to four weeks in total. The treatment arm was compared to approved daily dosing of caspofungin in a 1:1 randomization.
In the ReSTORE trial, rezafungin met the primary endpoint for the U.S. Food and Drug Administration, or FDA, New Drug Application, or NDA, submission of all-cause mortality at Day 30, and also met the primary endpoint for the European Medicines Agency, or EMA, Marketing Authorization Application, or MAA, submission of global cure at Day 14. Both results demonstrated statistical non-inferiority of rezafungin dosed once-weekly, versus caspofungin dosed once-daily, the current standard of care. Patients receiving rezafungin cleared their blood of fungal pathogens a median of 3 hours faster than patients receiving caspofungin (23.9 vs 27.0 hours, respectively) and were discharged from the intensive care unit, or ICU, a median 9.5 days earlier than patients receiving caspofungin (5.0 vs 14.5 days, respectively).

CIDARA THERAPEUTICS, INC.
Summary topline efficacy results from the ReSTORE clinical trial:

	Rezafungin once-weekly 400mg Wk1/200mg N=93 (mITT) n (%)	Caspofungin once-daily 70mg D1/50mg N=94 (mITT) n (%)	95% CI
Primary Endpoints
Day 30 All-Cause Mortality (FDA)	22 (23.7)	20 (21.3)	2.4 (-9.7, 14.4)
Day 14 Global Cure (EMA)	55 (59.1)	57 (60.6)	-1.1[1] (-14.9, 12.7)
Secondary Endpoints
Day 5 Mycologic Eradication[2]	50/64 (78.1)	46/67 (68.7)
Day 5 Global Cure	52 (55.9)	49 (52.1)
Day 14 Mycologic Eradication[2]	46/64 (71.9)	47/67 (70.1)
Exploratory Endpoints
Day 1 Negative Blood Culture[3]	36/67 (53.7)	30/65 (46.2)
Day 2 Negative Blood Culture[3]	49/66 (74.2)	41/64 (64.1)
Median ICU Length of Stay[3,4]	5.0 days (n=17)	14.5 days (n=28)
1 Point estimate and confidence interval for the difference is adjusted for the randomization factors. 2 Patients with candidemia only. 3 Not powered for statistical comparison. 4 All patients in the ICU on day 1 or admitted to the ICU during the study included except for those who died prior to ICU discharge.

Rezafungin was generally well tolerated. Overall rates of adverse events and serious adverse events were comparable in patients receiving rezafungin and caspofungin. Rates of adverse events leading to study drug discontinuation were also similar for rezafungin and caspofungin.
Based on the positive topline results of our ReSTORE trial and recent positive pre-NDA discussions with the FDA about our clinical and nonclinical data package, we expect to file an NDA application for rezafungin for the treatment of candidemia and/or invasive candidiasis with the FDA, and similar applications with other regulators outside the U.S., in mid-2022.
We have completed the ReSTORE trial and conducted the primary analyses required for potential approval in U.S. and Europe but are continuing to enroll and treat patients in China to support Chinese regulatory filings.
Integrated ReSTORE Phase 3 and STRIVE Phase 2 results
Integrated results from both our Phase 3 ReSTORE trial and our Phase 2 STRIVE trial across all patients who received the 400 mg/200 mg dosing regimen demonstrate that rezafungin is non-inferior to caspofungin for treatment of candidemia and invasive candidiasis. The data showed numerically improved outcomes as compared to caspofungin across several key measures:
•All-cause mortality at Day 30, the primary endpoint for the FDA, was 18.7% for rezafungin and 19.4% for caspofungin.
•Mycological eradication at Day 5 and Day 14 was 73.4% and 71.9%, respectively, for rezafungin and 64.5% and 68.4%, respectively, for caspofungin.
•Mycological eradication at Day 5 for patients with candidemia only was 80.0% for rezafungin and 67.8% for caspofungin.
•Patients receiving rezafungin had faster median time to negative blood culture (22.3 days) compared to caspofungin (26.3 days).
ReSPECT Phase 3 clinical trial
We are currently conducting the ReSPECT, single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly doses out to 90 days, is being compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for the FDA and EMA is fungal-free survival at

CIDARA THERAPEUTICS, INC.
day 90. We expect this trial to enroll approximately 462 patients. While the ReSPECT trial remains open for enrollment, we continue to monitor the near- and long-term impact of COVID-19 on the ability of our clinical investigators to recruit patients at each of our global clinical trial sites.
Mundipharma Collaboration Agreement
On September 3, 2019, we announced a strategic partnership with Mundipharma Medical Company, or Mundipharma, to develop and commercialize rezafungin in an intravenous formulation for the treatment and prevention of invasive fungal infections. Under the terms of the Collaboration and License Agreement with Mundipharma, or the Mundipharma Collaboration Agreement, we granted Mundipharma an exclusive, royalty-bearing license to develop, register and commercialize rezafungin outside the U.S. and Japan. The total potential transaction value is $568.4 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones.
As of December 31, 2021, we have received $9.0 million from the sale of our equity to Mundipharma, a $30.0 million up-front payment and $42.3 million in global development funding, which includes an $11.1 million milestone payment we received in January 2021 which is creditable against future royalties payable to us. In addition, we received $2.8 million in January 2022 pursuant to a milestone achieved in December 2021.
Cloudbreak® Platform
We believe our Cloudbreak platform has the potential to offer a fundamentally new approach to prevent and treat serious diseases, by developing product candidates designed to provide potent disease targeting activity and immune system engagement in a single long-acting molecule. The Cloudbreak platform recognizes that serious disease often results when a pathogen or cancer cell evades or overcomes the host immune system. Our Cloudbreak DFC candidates are designed to counter diseases in two ways: prevention of disease proliferation or immune evasion by directly targeting and, where applicable, by focusing the immune system on a pathogen or infected cell. We believe this is a potentially transformative approach, distinct from current therapies, monoclonal antibodies and vaccines. In addition, DFCs are designed to have several advantages, including:
•multivalent binding, which has the potential to increase potency;
•ability to engage different targets on the same pathogen to decrease resistance or, in the case of a cancerous cell, to serve as a “drug cocktail” in a single molecule, which may improve response to treatment;
•potential to target multiple viral pathogens or oncological targets with a single DFC; and
•potential for universal coverage against all viral variants and all people irrespective of immune status.
In contrast to monoclonal antibodies, our DFCs are smaller, have the potential for better tissue penetration and are designed to target multiple sites. Unlike small molecules, we believe DFC optimization can be focused primarily on potency.
Our lead Cloudbreak candidates are DFCs for the prevention and treatment of influenza, or influenza DFCs. In September 2020, we nominated CD388, our influenza DFC, as a development candidate. CD388 is similar to our previous development candidate, CD377, but provides the potential for longer-lasting protection from influenza. We submitted an investigational new drug application, or IND, for CD388 in December 2021. In January 2022, Cidara received correspondence from the FDA affirming that the 30-day review period concluded and the IND was active. We plan to initiate a Phase 1 study in healthy volunteers before the end of the current quarter. This study will be fully funded by Janssen Pharmaceuticals, Inc., or Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, as part of our exclusive worldwide license and collaboration agreement, or the Janssen Collaboration Agreement, described below.
The Cloudbreak platform has also enabled us to expand the development of DFCs to target other life-threatening viruses, including RSV and HIV. In response to the global pandemic, we are also leveraging our Cloudbreak platform to identify new DFCs against Coronavirus, or CoV, including the strains causing COVID-19. In addition, we have expanded the Cloudbreak platform beyond infectious diseases to discover and develop highly potent DFCs that can target multiple pathways with a single DFC for oncologic diseases.
Janssen Collaboration Agreement
On March 31, 2021, we entered into the Janssen Collaboration Agreement with Janssen to develop and commercialize one or more DFCs based on our Cloudbreak platform for the prevention and treatment of influenza.
Under the terms of the Janssen Collaboration Agreement, we will collaborate in the research, preclinical and early clinical development of CD388, or another mutually-agreed influenza DFC development candidate, under a mutually-agreed

CIDARA THERAPEUTICS, INC.
research plan with the objective of advancing development through Phase 1 clinical trials and the first Phase 2 clinical trial. We will be responsible for performing all IND-enabling studies and clinical trials under the research plan. Both parties will be responsible for conducting certain specified chemistry, manufacturing and controls development activities under the research plan. Janssen will be solely responsible, and reimburse us for internal personnel and out-of-pocket costs incurred in performing the research plan activities in accordance with an agreed budget. After completion of the research plan and upon its election to proceed with development, Janssen will be solely responsible for late-stage development, manufacturing, registration and commercialization. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid us an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we are entitled to reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting research plan activities. As of December 31, 2021, we have received the $27.0 million up-front payment and $10.2 million in research and development reimbursements.
We are eligible to receive up to $240.0 million in development and regulatory milestone payments from Janssen for successful completion of certain activities over the next several years, including but not limited to initiation of a Phase 1 trial for CD388, Janssen's decision to proceed with clinical development and initiation of a pivotal trial. In addition, we may be eligible to receive approximately $455.0 million in commercial milestones as well as royalties on tiers of annual net sales of products at rates from the mid-single digits to the high-single digits.
Our Strategy
Our objective is to become the leading biotechnology company in the discovery, development and commercialization of novel, best-in-class long-acting therapeutics designed to transform the standard of care for patients facing serious diseases. Key elements of our strategy include:
•Advance rezafungin to commercialization. We are developing rezafungin, a once-weekly echinocandin antifungal, to address serious fungal infections, including, but not limited to those considered urgent and serious threats by the U.S. Centers for Disease Control and Prevention, or CDC. We successfully completed our ReSTORE Phase 3 treatment clinical trial, which will serve as the basis for our NDA filing for the treatment indication, and are currently enrolling our ReSPECT Phase 3 prophylaxis clinical trial. Approval in these indications would allow us to target two distinct and commercially-attractive market segments with significant unmet needs from the current standard of care: the treatment of candidemia and invasive candidiasis, and the prevention of invasive fungal infections in a highly vulnerable population, adults undergoing allogeneic blood and marrow transplantation.
•Develop product candidates from our Cloudbreak platform. In December 2021, we filed an IND for CD388 for seasonal and pandemic influenza prevention and treatment, and are developing new product candidates targeting the prevention and treatment of other viral infections such as RSV, HIV, and the SARS-CoV-2 strains causing COVID-19. In addition, we have expanded the Cloudbreak platform to discover and develop DFCs to treat cancer. We may fund these programs alone, with grant or government contract funding or through new partnerships we may consider. We will also continue to establish intellectual property related to the Cloudbreak platform, its applications and development candidates.
•Commercialize products in the U.S. with a targeted sales force. The anti-infectives market benefits from an ability to address large sales opportunities with a relatively small, specialized commercial organization. We believe that rezafungin can be successfully commercialized in the U.S. with a targeted sales and marketing organization, addressing the relatively small base of well-defined infectious disease and hematology customers who manage invasive fungal infections in both the hospital and outpatient settings. In geographies outside the U.S. and Japan, our strategic partner Mundipharma has the right to commercialize rezafungin.
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

CIDARA THERAPEUTICS, INC.
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
The majority of invasive fungal infections are caused by two fungi, Candida and Aspergillus. We estimate that approximately 97,000 Americans may die from invasive fungal infections each year. Approximately 90 percent of all reported fungal related deaths result from a few common fungi, including Candida, Aspergillus and Pneumocystis. Systemic Candida infections include candidemia and invasive candidiasis. In a 2014 study in the New England Journal of Medicine, candidemia was shown to be the most common cause of healthcare-acquired bloodstream infections in the U.S.
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
In the hematology setting, patients are at increased risk for serious DDIs given many newly approved therapies used to treat blood cancers have contraindications or precautions when taken with azole antifungals, the current standard of care for antifungal prophylaxis. For prevention of pneumocystis pneumonia trimethoprim/sulfamethoxazole, or TMP/SMX, known as Bactrim, is the agent of choice for first-line prophylaxis. Challenges with TMP/SMX include bone marrow suppression, allergies, and nephrotoxicity.
Current prophylaxis requires multiple drugs for coverage of common pathogens. The complex nature of the immunocompromised patient and the complexity of the current antifungal drugs used today for prophylaxis (azoles and TMP/SMX), create significant opportunity for improvement.
Echinocandins, introduced in 2001, are increasingly recommended for the treatment of fungal infections in the U.S. In December 2015, the Infectious Diseases Society of America, or the IDSA, released new clinical guidelines that recognize that echinocandins have demonstrated statistical superiority to azoles for the initial treatment of candidemia and invasive candidiasis, and now recommend echinocandins as first-line treatment for this indication.
The currently approved echinocandins include caspofungin, micafungin, and anidulafungin, and are considered both well tolerated and safe relative to other antifungal drug classes. However, they must be administered daily by intravenous infusion, potentially extending the hospitalization of patients for the duration of therapy and limiting their use mainly to the hospital setting. Despite this limitation, roughly ten percent of patients on echinocandins receive once-daily infusions at home or need to travel to an outpatient infusion center daily, for weeks if not months. This use is reflective of an increased need for broad spectrum Candida coverage, increasing azole resistance and complications due to the complexity of patients, and a financial incentive to discharge patients earlier to reduce hospital costs.
The CDC reports that certain species of Candida are becoming increasingly resistant to available antifungals, such as azoles and approved echinocandins. Widespread usage of antifungals in the azole class, in particular, has stimulated an increase in resistance. Non-albicans Candida, which have a higher rate of azole resistance, now cause approximately two-thirds of candidemia cases in the U.S. In 2019, the CDC issued its Report on Antibiotic Resistant Threats. The list

CIDARA THERAPEUTICS, INC.
included several fungal pathogens: Candida auris is listed as an ‘Urgent Threat’, Drug-resistant Candida is listed as a “Serious Threat’ and Azole-resistant Aspergillus fumigatus as a ‘Watch List Threat’.
In order to be effective, an echinocandin drug should be present early in therapy at an exposure that is as high as is safely possible. The key PK parameters affecting exposure include the drug’s half-life, maximum plasma concentration, or Cmax, and area under the plasma concentration-time curve, or AUC. The maximum dose that can be used is based on the drug’s overall safety profile. With echinocandin drugs, high drug exposures early in therapy, as measured by Cmax or AUC, maximize the antifungal therapeutic benefit of these drugs.
When a fungus starts to develop resistance to a drug, the minimum inhibitory concentration, or MIC, rises, which means that a higher drug exposure will be required in order for the drug to have the same efficacy as it has against sensitive strains. Having a C max and an AUC that are far greater than the starting MIC provides the best chance of treating infections caused by strains resistant to other antifungals, including other echinocandins. Additionally, the EU label for caspofungin requires higher doses in obese patients. A recent analysis found that micafungin, the market leader in the U.S., achieves 85% - 88% target attainment (against C. glabrata MIC97 of 0.06 mg/L) when given at the higher dosing regimen of 200 mg followed by 150 mg, daily but achieves only 10% - 50% with its approved dose of 100 mg once daily. These factors suggest the PK of the currently approved echinocandins are not optimal.
Despite the widespread continued use of each class of antifungals, we believe that market opportunities exist for novel therapeutics which combine the spectrum and safety of the echinocandins, while improving PK characteristics to enable enhanced efficacy, simplicity, outpatient use and PK.
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
•Potential to treat resistant pathogens. We believe that rezafungin can be used to treat fungal infections caused by drug-resistant fungi, including those currently resistant to echinocandins, due to its potency against resistant strains and its higher drug exposure early in the course of therapy. We expect that this higher exposure early in the course of disease may improve clearance infections caused by both resistant as well as non-resistant pathogens.
•Single-agent treatment. Rather than treating patients with an echinocandin followed by an oral azole solely to enable earlier hospital discharge, rezafungin would enable extended single-agent intravenous echinocandin treatment for the full course of therapy, thereby enabling treatment that is consistent with current guidance in the U.S. and the European Union, or EU.
•Shorter and less costly hospital stays, and lower outpatient costs. Physicians with access to a once-weekly intravenous echinocandin can potentially discharge appropriate patients earlier and thereby reduce hospital costs, which we believe may account for over 80% of the overall treatment cost of candidemia. Furthermore, early discharge from the hospital and/or ICU setting may reduce the risk for contracting nosocomial infections. Data from the Phase 3 ReSTORE trial suggest a numerically shorter length of stay for patients in the rezafungin arm vs patients in the caspofungin arm, in both the ICU and hospital. For patients discharged on an intravenous echinocandin, once-weekly rezafungin could eliminate significant outpatient infusion costs for once-daily intravenous echinocandin therapy.
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

CIDARA THERAPEUTICS, INC.
We have sought multiple designations from regulators, including the FDA and the EMA, to support the rapid evaluation of rezafungin in the development phase and to enhance the commercial attributes of rezafungin in the commercial phase.
In the U.S., the FDA has granted rezafungin the following designations:
•For the treatment of candidemia and invasive candidiasis, rezafungin has designations for Qualified Infectious Disease Product, or QIDP, Fast Track, and Orphan Drug. QIDP and Orphan Drug designations together provide a total of 12 years of marketing exclusivity in the U.S. from the time of FDA approval.
•For the prophylactic use in patients undergoing allogeneic blood and marrow transplant, rezafungin has designations for QIDP and Fast Track. The QIDP designation provides a total of five years of marketing exclusivity in the U.S. from the time of FDA approval.
The FDA’s QIDP and Fast Track designations are designed to provide eligibility for (1) more frequent interactions with the FDA to expedite drug development and review, (2) priority review, which seeks to reduce the total time for FDA to take action on a NDA from 12 months to eight months, and (3) QIDP provides a five-year extension to any marketing exclusivity period for which the drug qualifies on approval. The FDA’s Orphan Drug designation is designed to provide eligibility for (1) a seven-year period of market exclusivity in the U.S. upon FDA approval, (2) financial benefits including a waiver from payment of user fees and tax credits for the cost of the clinical research, and (3) an exemption from performing clinical trials in pediatric patients.
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
We, together with our partner Mundipharma, plan to seek orphan drug designation for rezafungin for prophylactic use in the U.S. and Europe.
Cloudbreak Platform
The Cloudbreak DFC platform has the potential to offer a fundamentally new approach to prevent and treat serious diseases. Our product candidates called DFCs are designed to provide both potent disease targeting activity and immune system engagement in a single molecule. The Cloudbreak platform recognizes that serious disease often results when a pathogen or cancer cell evades or overcomes the host immune system. Our Cloudbreak candidates are designed to counter diseases in two ways: prevention of disease proliferation or immune evasion through direct targeting and, where applicable, by focusing the immune system on a pantheon or infected cell. We believe this is a potentially transformative approach, distinct from current therapies, monoclonal antibodies and vaccines. In addition, DFCs are designed to have several advantages, including:
•multivalent binding which has the potential to increase potency;
•ability to engage different targets on the same pathogen to decrease resistance or, in the case of a cancerous cell, to serve as a “drug cocktail” in a single molecule, which may improve response to treatment;
•potential to target multiple viral pathogens with a single DFC; and
•potential for universal coverage against all viral variants and all people irrespective of immune status.
In contrast to monoclonal antibodies, our DFCs are smaller and have the potential for better tissue penetration and can be designed to target multiple sites. Unlike small molecules, we believe DFC optimization can be focused primarily on potency.
The Cloudbreak platform has enabled us to expand the development of DFCs to target RSV, HIV, and CoV, including the strains causing COVID-19. In addition, we have expanded the Cloudbreak platform beyond infectious diseases to discover and develop highly potent DFCs that can target multiple pathways with a single DFC for oncologic diseases.
Cloudbreak candidates targeting viral infections are called DFCs, single molecules consisting of two distinct moieties with discrete, yet complementary mechanisms of action:
•Targeting Moiety (TM): A highly potent small molecule and/or peptide that binds surface targets on the pathogen or host cell to directly inhibit viral proliferation.
•Effector Moiety (EM): A proprietary composition that contains the fragment crystallizable, or Fc, region of human IgG1 antibodies, which was selected to extend half-life engagement and engage the human immune system via Fc-gamma receptors.

CIDARA THERAPEUTICS, INC.
DFCs not only mediate pathogen clearance through a multimodal mechanism of action but also have potential for months of activity with a single dose.

Cloudbreak DFC (Drug-Fc Conjugate) Program Overview
Cidara is leveraging the Cloudbreak platform to address multiple diseases. Each DFC targets a life-threatening disease, focused on infectious diseases and oncology. Our DFC research and development programs include:
•Influenza;
•RSV;
•HIV;
•SARS-CoV-2 strains causing COVID-19;
•Other viruses; and
•Certain oncologic diseases.
DFCs provide direct, sustained antiviral activity as well as immune system engagement, for effective prevention and treatment of disease. This is a potentially transformative approach, distinct from current approaches. DFCs are not vaccines, small-molecule drugs, or monoclonal antibodies. DFCs are novel, Fc-conjugates designed for the following features:
•Multimodal mechanism of action: Potent, direct antiviral activity and tunable immune system engagement
•Strong target binding: High affinity to essential, conserved targets on the virus surface and/or surface of infected cells
•Long duration of action: Months of protection from disease with a single dose
•Rapid onset: Rapid distribution to site of infection for treatment of disease
Cloudbreak Influenza Program and Our DFC Development Candidates CD377 and CD388
Influenza is a respiratory infection caused by influenza viruses. The influenza virus can cause mild to severe illness, and at times can lead to death. Young children, adults older than 65 years, pregnant women and immunocompromised patients are more prone to infection, but even healthy people are at risk of infection with seasonal influenza. The primary preventive measure to protect against influenza is the seasonal vaccine, which remains the best mode to prevent influenza related illness, despite its limitations. However, the efficacy of the vaccine varies, with recent studies estimating that the influenza vaccine reduces the risk of influenza illness by between 38% and 62%, depending on the virus strain and age and health of the recipient, among other factors. While today’s influenza vaccines are credited with significant public health benefits and offer our current best defense, only 52% of Americans get an annual influenza vaccine. As a result, a large proportion of Americans are still at risk of getting influenza yearly. For example, during the 2018-19 influenza season, 71% did not respond to vaccination and 34,200 people died of influenza-related illness in the U.S. The estimated average annual total economic burden of influenza to the U.S. healthcare system and society is more than $11.2 billion. In years when the seasonal vaccine results in sub-optimal protection such as the 2018-2019 influenza season when the CDC estimated vaccine effectiveness to be 29% in the U.S., more patients are at higher risk for serious complications resulting from influenza. Vulnerable patient populations must then rely upon therapeutic options.
Older antiviral medications, such as amantadine and rimantadine, are no longer recommended for use because of high levels of resistance. Currently, four antiviral drugs are recommended by the CDC for treating influenza:
•oseltamivir phosphate (Tamiflu®);

CIDARA THERAPEUTICS, INC.
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
Potential Advantages of Cloudbreak DFCs for Influenza
•Broad-Spectrum, Universal Coverage: Cloudbreak DFCs have demonstrated activity against pandemic and seasonal influenza A and B viruses, including resistant strains (e.g. oseltamivir-resistant H1N1) and strains with high pandemic potential (e.g. H5N1, H7N9)
•Superior Resistance Profile: DFCs may be less prone to viral resistance, by virtue of the targeting mechanism and multivalent target engagement
•Protection for High-Risk Populations: Unlike vaccines, the potent intrinsic antiviral activity of the DFCs has demonstrated antiviral protection independent of immune system status in animal efficacy models.
•Seasonal and Pandemic Readiness: DFCs are well-suited for immediate and robust response to influenza challenges by providing rapid onset of protection and coverage of strains that are frequently missed by the seasonal vaccine. Moreover, DFCs are not subject to the lengthy and unpredictable process of vaccine manufacturing
•Long Duration of Action: A single DFC dose may protect from influenza for an entire influenza season
DFC Development Candidates for Influenza: CD377 and CD388
Pre-Clinical Studies of CD377 for Influenza
We plan to develop novel DFCs that provide a direct and sustained antiviral effect and engage the immune system for additional potency. The results of multiple preclinical studies with CD377 and CD388 indicate that they are effective in both the treatment and prevention of influenza infections. CD388 has been engineered to extend half-life and has the potential to extend the duration of protection versus CD377 in prophylactic applications with similar doses.
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
Additional pre-clinical toxicity studies in rats and cynomolgus monkeys indicate the potential for a broad safety margin for CD377. No signs of acute or chronic toxicity were observed at the top doses tested in rat and monkey. Based on prophylactic efficacy models in mouse and multi-species PK, the therapeutic margins at the top doses tested in rat and monkey were greater than 35-fold and 95-fold, respectively.

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
Licenses. Pursuant to the Mundipharma Collaboration Agreement, we granted Mundipharma an exclusive, royalty‑bearing license to develop, register and commercialize the Licensed Product in the Munipharma Territory, subject to our retained right to lead a global development program for the Licensed Product in both the Mundipharma Territory and in the U.S. and Japan, or the Company Territory, as described below.
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

CIDARA THERAPEUTICS, INC.
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
In addition to the cost-sharing and the $11.1 million milestone payment described above, we received a $30.0 million upfront payment in September 2019, a $2.8 million milestone payment in January 2022, and may receive up to $495.4 million in development, regulatory and commercial milestone payments, as well as double-digit royalties on tiers of annual net sales of the Licensed Product in the Mundipharma Territory in the teens.
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
Janssen Collaboration Agreement
On March 31, 2021, we entered into the Janssen Collaboration Agreement with Janssen to develop and commercialize one or more DFCs based on our Cloudbreak platform, for the prevention and treatment of influenza, including CD388 and CD377, or the Products. The effectiveness of the Janssen Collaboration Agreement, including the effectiveness of the terms and conditions described below, was subject to the expiration or earlier termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR. HSR clearance was obtained on May 12, 2021 and the Janssen Collaboration Agreement became effective on the same date.
Collaboration. We will collaborate with Janssen in the research, preclinical development and early clinical development of CD388 or another mutually-agreed influenza DFC development candidate, or, in each case, the Development Candidate, under a mutually-agreed research and development plan, or the Research Plan, with the objective of advancing such Development Candidate through the completion of mutually-agreed Phase 1 clinical trials and the first Phase 2 clinical trial, or the Phase 2 Study. Unless otherwise agreed by the parties, we will be responsible for performing, or having performed, all IND-enabling studies and clinical trials under the Research Plan, and we will be the IND holder for the Research Plan clinical trials. Both parties will be responsible for conducting certain specified chemistry, manufacturing and controls development activities under the Research Plan. Janssen will be solely responsible, and reimburse Cidara, for internal full-time equivalent and out-of-pocket costs we incur in performing Research Plan activities in accordance with a mutually-agreed budget. In addition, upon the effectiveness of the Janssen Collaboration Agreement, Janssen will also reimburse us for certain costs we incur in independently performing certain research and development activities from the execution of the Janssen Collaboration Agreement until its effectiveness.
Within 90 days after delivery by Cidara to Janssen of results of the Phase 2 Study and all then-available data from other clinical trials of the Development Candidate conducted under the Research Plan, or the Election Period, Janssen will be obligated to notify Cidara of Janssen’s election to proceed with further clinical development of Products, such notice, an Election to Proceed Notice. If Janssen fails to deliver an Election to Proceed Notice prior to expiration of the Election Period, the we will have the right to terminate the Janssen Collaboration Agreement upon written notice to Janssen. If Janssen provides an Election to Proceed Notice prior to expiration of the Election Period, then the parties will continue any then-ongoing Research Plan activities to completion, and Janssen will otherwise be solely responsible for the development, manufacture and commercialization of Products, at Janssen’s sole expense.
Licenses. Upon the effectiveness of the Janssen Collaboration Agreement, we granted Janssen an exclusive, worldwide, royalty-bearing license to develop, register and commercialize Products, subject to our retained right to conduct Research Plan activities as described above. In addition, we granted Janssen an exclusive right of first negotiation until December

CIDARA THERAPEUTICS, INC.
31, 2021, to negotiate and enter into a separate definitive agreement pursuant to which the parties would collaborate in the research and development of DFCs for the treatment or prevention of respiratory syncytial virus.
Non-Compete Covenant. We will covenant that, except for the performance of Research Plan activities, from the effectiveness of the Janssen Collaboration Agreement until the fifth anniversary of the completion of all Research Plan activities and our delivery to Janssen of all Research Plan deliverables, Cidara and its affiliates will not directly or indirectly (including through any third-party contractor or through or in collaboration with any third-party licensee) develop, file any IND or application for marketing approval for, or commercialize any DFC that binds influenza or influenza viral proteins at therapeutic levels, except that we have the right to conduct limited internal research of such DFCs for the purposes of generating data to support patent filings and improving and further developing our DFC technology more broadly. Our non-compete covenant described above will not apply to any DFC that demonstrates high specificity for a virus other than the influenza virus and does not possess significant activity against the influenza virus.
Financial Terms. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid Cidara an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we are entitled to reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting Research Plan activities. We are eligible to receive up to $240.0 million in development and regulatory milestone payments from Janssen for successful completion of certain activities over the next several years, including but not limited to, initiation of a Phase 1 trial for CD388, Janssen's decision to proceed with clinical development and initiation of a pivotal trial. In addition, we may be eligible to receive approximately $455.0 million in commercial milestones as well as royalties on tiers of annual net sales of products at rates from the mid-single digits to the high-single digits.
Termination. In addition to our right to terminate the Janssen Collaboration Agreement for Janssen’s failure to deliver the Election to Proceed Notice prior to expiration of the Election Period, the Janssen Collaboration Agreement includes standard termination provisions upon material breach, insolvency or safety concerns. In addition, Janssen may terminate the Janssen Collaboration Agreement for convenience as follows:
•prior to the completion of all Research Plan activities and our delivery to Janssen of all Research Plan deliverables, upon 90 days’ written notice to Cidara, provided that if any clinical trial under the Research Plan is ongoing at the time of such termination, such clinical trial will be completed in accordance with the terms of the Janssen Collaboration Agreement;
•after completion of the Phase 2 Study and before expiration of the Election Period, immediately upon written notice to Cidara; or
•after delivery of the Election to Proceed Notice, upon 90 days’ written notice to Cidara, which termination may be of the Janssen Collaboration Agreement in its entirety or on a country-by-country or Product-by-Product basis.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture supplies of rezafungin, any Cloudbreak development candidates, and any future product candidates.
Our third-party contract manufacturers are currently producing, and will produce in the future, our product and development candidates for use in our preclinical studies and clinical trials utilizing reliable and reproducible processes and common manufacturing techniques. We obtain our supplies from manufacturers on a purchase order basis and do not have any long-term arrangements, although we may consider entering into long-term supply arrangements to support the commercialization of rezafungin. In addition, we do not currently have any long-term arrangements in place for bulk drug substance or drug product services. We intend to identify and qualify additional manufacturers to provide bulk drug substance and drug product services prior to submission of a NDA to the FDA as necessary to provide sufficient commercial quantities of each product.
Intellectual Property
The proprietary nature of, and protection for, rezafungin, our DFCs, our Cloudbreak platform, our processes and our know-how are important to our business. We seek to protect our proprietary position through patent protection in the U.S. and internationally where available and when appropriate. Our policy is to pursue, obtain, maintain and defend patent rights, developed internally and/or potentially licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our inventions, improvements and technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors-Risks Related to Our Intellectual Property.”

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
We have established, and will continue to build, proprietary positions for rezafungin, any other product candidates and technology in the U.S. and abroad. As of March 7, 2022, our patent portfolio included 11 families of patents and patent applications related to various aspects of rezafungin, and 19 families of patent applications related to our Cloudbreak platform and DFC product candidates.
For our issued patents related to rezafungin, we expect the last to expire in 2037, excluding any additional term for patent term adjustments or applicable patent term extensions.
With respect to our influenza DFCs, the latest of any patents that result from our currently pending applications would be expected to expire in 2040, should they be issued, excluding any additional term for patent term adjustments or applicable patent term extensions.
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
The FDA has granted rezafungin designations as an Orphan Drug, QIDP and Fast Track for the treatment of candidemia and invasive candidiasis which together provide 12 years of marketing exclusivity in the U.S. to be granted at the time of FDA approval. The FDA has also granted rezafungin designations for QIDP and Fast Track for prophylactic use in patients undergoing allogeneic blood and marrow transplant which provides a five-year extension to any marketing exclusivity period for which the drug qualifies on approval.
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
Further, we seek trademark protection in the U.S. and internationally where available and when appropriate. We have filed for trademark protection in several countries for the Cidara trademark, which we use in connection with our pharmaceutical research and development services and our pharmaceutical compounds. We currently have registered trademarks for the Cidara mark in the U.S., the EU, Australia and Canada, and we have a registered trademark for the Cloudbreak mark in the U.S. for our pharmaceutical preparations for the treatment or prevention of infectious diseases.
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

CIDARA THERAPEUTICS, INC.
We expect that any antiviral drug candidates developed through our Cloudbreak platform for influenza will compete against approved vaccines for influenza and approved agents for the treatment of viral influenza infections, including neuraminidase inhibitors such as Tamiflu, Relenza, and Peramivir, and endonuclease inhibitors such as Xofluza. We intend to develop other product candidates through our Cloudbreak platform for the prevention and treatment of other viral infections. We are aware of a number of approved and investigational vaccines and/or therapies in these areas.
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
Government Regulation
Government authorities in the U.S., at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, import and export of pharmaceutical products, such as those we are developing.
U.S. Drug Approval Process
In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.
The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:
•manufacturing of clinical supplies in compliance with good manufacturing practice, or GMP, regulations;
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
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
Clinical Trials
Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and/or the effectiveness criteria to be evaluated. A protocol for each clinical trial conducted in the U.S. and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations.
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
Marketing Approval
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs and clinical NDA supplements are additionally subject to a

CIDARA THERAPEUTICS, INC.
substantial application fee, and the sponsor of an approved NDA is also subject to annual program fees, which are typically increased annually.
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
Priority Review
Under FDA policies, a product candidate may be eligible for priority review, or review generally within a six-month time frame from the time a complete application is accepted for review. Products regulated by the FDA’s Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a significant improvement compared to

CIDARA THERAPEUTICS, INC.
marketed products in the treatment, diagnosis or prevention of a disease. A Fast Track designated product candidate would ordinarily meet the FDA’s criteria for priority review.
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
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product and for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
Additionally, the federal Physician Payments Sunshine Act, created under the Affordable Care Act, and its implementing regulations, require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members.
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

CIDARA THERAPEUTICS, INC.
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our product candidates will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.
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
Outside the U.S., the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has, and will continue to, put pressure on the pricing and usage of therapeutics such as our product candidates.
Healthcare Reform
Current and future legislative proposals to further reform healthcare or reduce healthcare costs may result in lower reimbursement for our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products.
For example, implementation of the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. There have been executive judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact Affordable Care Act.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2031 unless additional congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. Additionally, in January 2013, the President signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

CIDARA THERAPEUTICS, INC.
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. At the federal level there have been several presidential executive orders and U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the FDA released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Further, it is possible that additional governmental action is taken in response to the COVID1-19 pandemic.
Foreign Regulation
In order to market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.
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
Employees
As of February 28, 2021, we had 89 total employees, 23 of whom hold Ph.D. or M.D. degrees, 65 of whom were engaged in research and development activities and 24 of whom were engaged in business development, finance, information systems, facilities, human resources, legal or administrative support. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
Corporate Information
We were incorporated in Delaware as K2 Therapeutics, Inc. in December 2012. In July 2014, we changed our name to Cidara Therapeutics, Inc. Our principal executive offices are located at 6310 Nancy Ridge Drive, Suite 101, San Diego, California 92121, and our telephone number is (858) 752-6170.

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
Item 1A. Risk Factors.
Risk Factors
You should carefully consider the following risk factors, as well as the other information in this Annual Report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. When evaluating our business, you should consider all of the factors described as well as the other information in our Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of rezafungin, currently in Phase 3 clinical development, and CD388, which we expect will enter Phase 1 clinical development by the end of the current quarter, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.
We are currently conducting two Phase 3 clinical trials of rezafungin. We have completed the ReSTORE trial and conducted the primary analyses required for potential approval in U.S. and Europe but are continuing to enroll and treat patients in China to support Chinese regulatory filings. The ReSPECT trial is currently enrolling globally. We have received IND clearance from the FDA allowing us to begin enrolling subjects in our first Phase 1 clinical trial of CD388, our DFC for prevention and treatment of influenza. We are also conducting in vitro and in vivo preclinical studies of other product candidates from our Cloudbreak program for viral infections and oncology indications. Our assumptions about why rezafungin and CD388 are worthy of continued development, as well as our assumptions about the markets for rezafungin, CD388 or any other potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of marketing approval for rezafungin and CD388, and the regulatory paths for marketing approval for additional products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin, CD388 and any other product candidates we may develop will depend on many factors, including the following:
•the impact of the COVID-19 pandemic on our operations;
•our ability to secure adequate additional funding;
•agreement with regulatory authorities on study designs and other requirements for study initiation;
•successful completion of preclinical studies;

CIDARA THERAPEUTICS, INC.
•successful enrollment and completion of clinical trials;
•demonstration of safety and efficacy;
•receipt of marketing approvals from applicable regulatory authorities;
•negotiation of favorable indications and other key elements of the product labeling;
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
If we do not timely enroll the ReSPECT Phase 3 clinical trial, or if we are unable to secure significant additional funding, we will not be able to complete the clinical development plans for the prophylaxis indication for rezafungin. If we do not accomplish one or more of any of the other goals in a timely manner, or at all, we could experience significant delays or an inability to successfully complete the development of and commercialize our product candidates, which would harm our business.
If we experience delays or difficulties in enrolling patients in our clinical trials, including the ReSPECT trial, our ability to complete the rezafungin clinical development program, and therefore our receipt of necessary regulatory approvals, could be delayed or prevented.
We may not be able to complete the ReSPECT clinical trial or the ongoing portion of the ReSTORE trial in China if we are unable to identify and enroll a sufficient number of eligible patients, as required by the FDA or similar regulatory authorities outside the U.S., or if we do not believe that the number of patients required by such regulatory authorities can be enrolled in a reasonable timeframe.
Our rezafungin Phase 3 clinical development program is a global program and, as such, our ability to timely enroll the clinical trials may be affected by many different factors specific to those global localities, such as, delays in our receipt of approval to commence trials in a particular country from applicable regulatory authorities and ethics committees, timely completion of clinical trial site initiation within each country, delays in local importation and receipt of necessary clinical trial supplies, and our ongoing compliance with local regulations, which may change during the course of the clinical trial.
In addition, the rezafungin clinical trials are heavily reliant on third-party contractors, including contractors that import clinical trial materials, and CROs that conduct and monitor our clinical trials, and interact with regional or local regulators and ethics committees on our behalf. If we experience significant difficulties with any of our key contractors such that we determine it is in the best interests of the clinical trials to replace a key contractor, this could result in a significant delay in enrollment.
Additionally, timely enrollment in the ReSPECT trial is reliant on global clinical trial sites, most of which have been adversely affected by the COVID-19 global pandemic. For example, the COVID-19 global pandemic has significantly impacted our ability to activate sites and enroll patients in the ReSPECT trial in Europe and the U.S., resulting in substantial delays and increases in the cost of completing the trial. Our enrollment of patients in ReSTORE in China was also delayed in part due to the pandemic. Some factors from the COVID-19 coronavirus outbreak that have adversely affected enrollment in our Phase 3 trials include:
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

CIDARA THERAPEUTICS, INC.
•interruption in global shipping affecting the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our trials; and
•employee quarantine or isolation days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.
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
Our inability to enroll and retain a sufficient number of patients in a reasonable timeframe may require us to abandon the entire rezafungin Phase 3 clinical development program or terminate the ReSPECT trial or the ReSTORE trial in China. Enrollment delays have and will continue to result in increased development costs, which could cause the value of our company to decline and could limit our ability to obtain necessary additional financing.
If clinical trials for rezafungin, CD388 or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
We do not know whether either the ReSPECT trial or the Phase 1 trial of CD388 will be completed on schedule. We are currently experiencing significant delays in these trials arising from the COVID-19 global pandemic. We may experience numerous other unforeseen events that could delay or prevent our ability to commence or complete our clinical trials,

CIDARA THERAPEUTICS, INC.
which could then delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
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
If the FDA or similar regulatory authorities outside the U.S. do not agree with the design and implementation of our planned or ongoing clinical trials, including the safety database to support an NDA submission, or if we are unable to secure additional funding, we may not be able to complete the overall Phase 3 clinical development program for rezafungin as currently envisioned. For example, in response to feedback from the FDA, we may supplement the ReSTORE safety database with safety data from patients enrolled to date from the ReSPECT study who share comorbidities and concomitant medications with patients in the ReSTORE study. If the FDA does not agree with the details of this approach, the timing of our NDA submission and the timing of completion of the ReSPECT study may be impacted. If we do not accomplish one or more of any of the other goals in a timely manner, or at all, we could experience significant delays or an inability to successfully complete the development of and commercialize our product candidates, which would harm our business. If we are required to conduct additional clinical trials, or other tests of our product candidates beyond those that we currently contemplate, if we are unable to complete clinical trials of our product candidates or other tests successfully or in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
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

CIDARA THERAPEUTICS, INC.
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
Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, formulary committees, third-party payors and others in the medical community necessary for commercial success.
If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by hospitals and hospital pharmacies, physicians, patients, third-party payors and others in the medical community for us to achieve commercial success. If our product candidates do not achieve an adequate level of

CIDARA THERAPEUTICS, INC.
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
We do not have a sales or marketing infrastructure. To achieve commercial success for any approved product, we must license the rights to third parties with such capabilities, develop a sales and marketing organization or outsource these functions to third parties.
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

CIDARA THERAPEUTICS, INC.
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
We expect that if we are successful in developing influenza product candidates identified through our Cloudbreak program, such product candidates will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including influenza vaccines, neuraminidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak platform for the treatment or prevention of other serious diseases, such as RSV, HIV, the SARS-CoV-2 strains causing COVID-19 and various cancers. We are aware of a large number of approved and investigational therapies in these areas also.
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
Many of our competitors have significantly greater name recognition, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These same competitors may invent technology that competes with our rezafungin program, CD388, or our Cloudbreak platform.
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

CIDARA THERAPEUTICS, INC.
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
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. In the U.S., new and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product-licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial marketing approval is granted. As a result, we might obtain marketing approval for a drug in a particular country but then be subject to price regulations that delay its commercial launch, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the drug in that country. Adverse pricing limitations may hinder our ability to commercialize and generate revenue from one or more product candidates, even if our product candidates obtain marketing approval.
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
There may be significant delays in obtaining coverage and adequate reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or similar regulatory authorities outside the U.S. Moreover, eligibility for coverage and reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Coverage and reimbursement rates may vary according to the use of the drug and the medical circumstances under which it is used may be based on reimbursement levels already set for lower cost products or procedures or may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Commercial third-party payors often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded programs and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize our approved products and our overall financial condition. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
Risks Related to Our Financial Position and Need for Additional Capital
We need substantial additional funding to complete the development of rezafungin and to advance CD388 and our Cloudbreak program.
In connection with the preparation of our financial statements for the period ended December 31, 2021, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance CD388 and other product candidates from our Cloudbreak program is also dependent on our ability to obtain additional funding.
On September 3, 2019, we entered into a collaboration and development agreement for rezafungin with Mundipharma, the Mundipharma Collaboration Agreement, pursuant to which we granted Mundipharma exclusive commercialization rights to rezafungin outside the U.S. and Japan in exchange for a $30.0 million upfront payment, near-term funding to support the global Phase 3 ReSTORE and ReSPECT trials, and the potential to receive development, regulatory and commercial milestone payments and double-digit royalties on product net sales. The Mundipharma Collaboration Agreement requires, among other things, that we complete the rezafungin development program. On March 31, 2021, we entered into an exclusive worldwide license and collaboration agreement with Janssen Pharmaceuticals, Inc., the Janssen Collaboration Agreement, to develop and commercialize our Cloudbreak DFCs for the prevention and treatment of seasonal and pandemic influenza. Under the collaboration, we will be responsible for the development and manufacturing of the first influenza DFC, CD388, into the clinic and through Phase 2 clinical development, and Janssen will be responsible for late-stage development, manufacturing, registration and global commercialization. We received an upfront payment of $27.0 million. Janssen will fund all future research, development, manufacturing and commercialization for CD388, of which Janssen has funded $10.2 million as of December 31, 2021. Our ability to meet our development obligations under the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement depends on our ability to obtain additional funding.
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
•the costs and timing to complete our Phase 3 ReSPECT trial, the remaining Chinese portion of the ReSTORE trial and the CD388 Phase 1 trial;
•the costs, timing and outcome of any regulatory review of rezafungin, CD388 or future development candidates;
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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of December 31, 2021, we had cash, cash equivalents, and restricted cash of $62.3 million.
As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in

CIDARA THERAPEUTICS, INC.
consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive.
If we are unable to raise additional capital on attractive terms or at all, we may be forced to delay, reduce or eliminate our development programs, including CD388 or one or more of our other Cloudbreak DFC programs, be unable to continue the development of rezafungin, complete the ReSPECT Phase 3 clinical trial and meet our development obligations under the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement, or our other current and future license or collaboration agreements, and/or be forced to make reductions in spending, extend payment terms with suppliers, and/or liquidate or grant rights to assets where possible. Any of these actions could materially harm our business, results of operations and future prospects.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity, debt or other financing structures, receipt of payments under the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement, as well as potentially entering into other collaborations, strategic alliances or licensing arrangements with third parties or receiving government and/or charitable grants or contracts. In November 2018, we entered into a new controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement, which currently has an aggregate offering price of up to $50.0 million, and, other than the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement, it is our only current external source of potential financing.
In September 2019, we issued $9.0 million of our common stock to Mundipharma in connection with entering into the Mundipharma Collaboration Agreement. In February 2020, we issued $30.0 million of our common stock and Series X Preferred Stock upon the closing of a rights offering. In October 2021, we issued $38.5 million of our common stock and Series X Preferred Stock upon the closing of concurrent but separate public offerings. As of December 31, 2021, we have issued 11,135,187 shares of common stock pursuant to the Sales Agreement with an aggregate offering price of approximately $29.7 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma, the sale of our common stock and Series X Preferred Stock issued in our rights offering, the sale of our common stock and Series X Preferred Stock in our concurrent public offerings or the sale of common stock under the Sales Agreement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. On September 3, 2019, we licensed all rights to rezafungin outside of the U.S. and Japan to Mundipharma in exchange for certain payments and royalties on net sales. In March 2021, we granted exclusive worldwide rights to CD388 and other influenza DFCs to Janssen in exchange for certain payments and royalties on net sales. We may need to enter into similar agreements with other third parties for the development and commercialization of rezafungin outside of the Mundipharma territory, or for the development of DFCs identified from our Cloudbreak program outside the scope of the Janssen Collaboration Agreement, which may require we relinquish valuable rights to these products.
If we raise funds through government grants and contracts, we may be subject to restrictions on our operations or certain unfavorable terms. U.S. government grants and contracts, if available, typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. If we receive a U.S. government grant or contract, we would be required to comply with numerous laws and regulations relating to the formation, administration and performance of the grant or contract, which can make it more difficult for us to retain our rights under such grant or contract and result in increased costs.
If we are unable to raise additional funds through equity, debt or other financing structures, or through collaborations, strategic alliances or licensing arrangements with third parties, or through receiving government and/or charitable grants or contracts, we may be required to delay, reduce or terminate our rezafungin development program, including our ReSPECT Phase 3 clinical trial, be unable to meet our development obligations under the Mundipharma Collaboration Agreement, and be unable to continue advancing the Cloudbreak program for non-influenza DFCs, or be forced to grant rights in the Cloudbreak program for non-influenza DFCs that we would otherwise prefer to retain for ourselves.

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
In connection with the audit of our 2021 financial statements, we received an unqualified auditor opinion with a going concern explanatory paragraph. Pacific Western Bank may determine that the underlying circumstances resulting in the receipt of a going concern explanatory note in the auditor opinion for our 2021 financial statements either on their own, or together with contemporaneous events or circumstances, such as a failure to timely secure additional funding, constitute a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Loan Agreement.
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
Since our inception, we have incurred significant operating losses. Our net losses were $42.5 million, $72.1 million and $41.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $377.2 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We are currently conducting the ReSPECT and ReSTORE China Phase 3 clinical trials of rezafungin and preclinical studies of our other DFCs, and expect to initiate a Phase 1 study of CD388 by the end of the current quarter. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
•submit INDs to the FDA and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards, or IRBs, at clinical trial sites;
•continue to advance rezafungin and CD388 through clinical development;
•continue the preclinical development of our other DFCs from our Cloudbreak platform or otherwise, and advance one or more of such product candidates into clinical trials;
•seek marketing approvals for rezafungin, CD388 and other product candidates;
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
The conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government and other governments in jurisdictions in which we

CIDARA THERAPEUTICS, INC.
operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers.
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

Risks Related to Our Dependence on Third Parties
We are dependent on our collaboration partners to provide funding to continue the development of rezafungin and CD388; for the commercialization of rezafungin outside of the U.S. and Japan; and for the late-stage development, manufacturing, registration and commercialization of CD388. If the collaborations are not successful, we may not be able to complete the development of rezafungin and CD388, or capitalize on the full market potential for rezafungin and CD388.
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
If our ability to generate revenue under the Mundipharma Collaboration Agreement is adversely impacted by these or any other risks, our right to receive additional payments from the Mundipharma Collaboration Agreement, including our share of the revenues generated by net sales of rezafungin, if approved, could be insufficient to allow us to complete the

CIDARA THERAPEUTICS, INC.
rezafungin development program including the ReSPECT Phase 3 clinical trial, to achieve or maintain profitability or may result in rezafungin being less valuable to us than if we had not entered into the Mundipharma Collaboration Agreement.
On March 31, 2021, we licensed the exclusive worldwide rights to CD388 and other influenza DFCs to Janssen. Our ability to complete the development of CD388 is dependent, on funds provided by Janssen. Additionally, our ability to receive payments from this arrangement will depend in part on Janssen’s ability to successfully commercialize CD388.
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
•the likelihood of approval by the FDA or similar regulatory authorities outside the U.S.;
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

CIDARA THERAPEUTICS, INC.
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
Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other international regulatory authorities require us to comply with standards, commonly referred to as GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, available at www.clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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

CIDARA THERAPEUTICS, INC.
Third-party manufacturers may not be able to comply with current U.S. cGMPs or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with cGMPs or other applicable regulations, even if such failures do not relate specifically to our product candidates or approved products, could result in sanctions being imposed on us or the manufacturers, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could adversely affect supplies of our product candidates and harm our business and results of operations.
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
There are a number of incentive programs administered by the FDA and other regulatory bodies to facilitate development of drugs in areas of unmet medical need. In the U.S., rezafungin has been designated a Qualified Infectious Disease Product, or QIDP, a fast track product, and, with respect to the indication for treatment of candidemia and invasive candidiasis, rezafungin has also been designated as an orphan drug. Our product candidates may not qualify for, or maintain, designations under these or other similar incentive programs. For example, rezafungin may not receive orphan drug designation in the U.S. for the prophylaxis indication. Our inability to fully take advantage of these incentive programs may require us to run larger trials, incur delays, lose opportunities that may not otherwise be available to us, lose marketing exclusivity for which we would otherwise be eligible and incur greater expense in the development of our product candidates.
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our product candidates and our ability to generate revenue will be impaired.
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, release, safety, efficacy, regulatory filings, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the U.S. and by comparable authorities in other countries. For example, in order to commence clinical trials of our product candidates in the U.S., we must file an IND and obtain FDA agreement to proceed. The FDA may place our development program on clinical hold and require further preclinical testing prior to allowing our clinical trials to proceed.

CIDARA THERAPEUTICS, INC.
We must obtain marketing approval in each jurisdiction in which we market our products. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not submitted a marketing application or received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. As a company we have not previously submitted an NDA, and we may not be able to successfully complete a pre-NDA meeting and prepare our contract manufacturers and clinical sites for inspection associated with NDA review, or appearing before an FDA advisory committee, if required. Failure to submit a substantially complete NDA for rezafungin may result in a Refusal to File decision from the FDA, and even if filed, our NDA may receive a Complete Response Letter rather than approval. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process, testing and release and inspection of manufacturing facilities and personnel by the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
The process of obtaining marketing approvals, both in the U.S. and elsewhere, is expensive, may take many years and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot assure you that we will ever obtain any marketing approvals in any jurisdiction. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical or other studies, changes in the manufacturing process or facilities or clinical trials. Moreover, approval by the FDA or an equivalent foreign authority does not ensure approval by regulatory authorities in any other countries or jurisdictions, but a failure to obtain marketing approval in one jurisdiction may adversely impact the likelihood of approval in other jurisdictions. In addition, varying interpretations of the data obtained from preclinical testing, manufacturing and product testing and clinical trials could delay, limit or prevent marketing approval of a product candidate. Additionally, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
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

CIDARA THERAPEUTICS, INC.
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
•the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, which require, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or the CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and information regarding physician ownership and investment interests; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payors, including private insurers, some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws

CIDARA THERAPEUTICS, INC.
governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
If our information technology systems or sensitive information, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
In the ordinary course of our business, we may collect, store, use, transmit, receive, generate, transfer, disclose, make accessible, protect, secure, dispose of, share and otherwise process sensitive, proprietary and confidential information, including, but not limited to, intellectual property, proprietary business information owned or controlled by ourselves or our customers, financial information and personal data (including protected health information) (collectively, sensitive information). We are dependent upon our own or third-party information technology systems, infrastructure and sensitive information, including mobile technologies, to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. The secure collection, storage, use, transmission and processing of such information is vital to our operations and business strategy. Any actual or perceived breach of our security measures or those of our third-party service providers, consultants, or contractors could adversely affect our business, operations, financial condition, and future prospects.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. The procedures and controls we use to monitor cybersecurity threats and mitigate our exposure to such threats may not be sufficient to prevent security incidents, and our internal information technology systems and those of our third-party service providers, consultants, and contractors are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, public health crises (such as the COVID-19 global pandemic), telecommunication and electrical failures, theft as well as security incidents from inadvertent or intentional actions. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.
We and the third parties upon which we rely may be subject to additional threats, including, but not limited to, the deployment of harmful malware (including as a result of advanced persistent threat intrusions), ransomware, viruses, worms, denial-of-service attacks (such as credential stuffing), supply chain attacks, social engineering schemes (including through phishing attacks) and other means to affect service reliability and threaten the confidentiality, integrity and availability of sensitive information, which may compromise our, or our third-party service providers’, consultants’, or contractors’ system infrastructure or lead to data leakage or misdirected payments to and from us. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid. Moreover, the prevalent use of mobile devices that access confidential information increases the risk

CIDARA THERAPEUTICS, INC.
of security incidents. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. To the extent that any disruption or security incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of sensitive information, we could incur liability and reputational damage. In addition, these incidents could result in disrupted operations, lost opportunities, misstated financial data, increased costs arising from the implementation of additional security protective measures and litigation costs.
We are also required to comply with laws, rules, industry standards and regulations, policies and contracts that may require us to maintain the security of sensitive information. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
In addition, we may have contractual and other legal obligations to notify relevant stakeholders of security incidents. Failure to prevent or mitigate security incidents could result in unauthorized access to sensitive information. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security incidents involving certain types of data, such as personal data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security incident. Such disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and not use our services, and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. In addition, any costs or other liabilities related to responding to a security incident or to mitigate any identified security vulnerabilities could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups, and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security incident or any vulnerability exploited to cause a breach may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, loss in customer trust, harm to our reputation, and increases to our insurance coverage. For example, any such event that leads to unauthorized access, use, or disclosure of personal data, related to our patient samples or personnel, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
In addition, we may not have adequate insurance coverage for security incidents, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. We cannot assure you that any insurance coverage will adequately cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of confidential, proprietary and sensitive information.
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of business, we process sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various foreign and domestic laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA,

CIDARA THERAPEUTICS, INC.
as amended by HITECH, and their respective implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information. Such laws may apply to us, our customers or our service providers. Most healthcare providers in the U.S., including institutions from which we may obtain customer data, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. A person may be prosecuted for alleged HIPAA violations either directly or indirectly, such as under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial civil and criminal penalties and liabilities if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
Additionally, the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is used. The CCPA also provides for civil penalties for violations (up to $7,500 per violation) and contains a private right of action for certain data breaches that is expected to increase litigation. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase our compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, which goes into effect on January 1, 2023 will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend of states adopting more stringent privacy laws in the U.S., which could further increase our compliance costs, potential liability and adversely affect our business. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CCPA and the CPRA and become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply.
The global data protection landscape is also rapidly evolving, and we expect there will continue to be new and proposed laws, regulations, and industry standards concerning privacy, data protection, and information security. For example, the EU’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), and China’s Personal data Protection Law, or PIPL, impose strict requirements for processing personal data. We cannot yet determine the impact that such future laws, regulations and standards may have on our business. The EU GDPR and UK GDPR impose stringent requirements and to date, have increased compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process their personal data. EU member states may allow enact additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the EU GDPR (or UK GDPR) and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the U.S. These requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The European Commission recently adopted new Standard Contractual Clauses, or SCCs, under the EU GDPR for personal data transfers outside the EEA, which may require us to expend significant resources to update our contractual arrangements and conduct personal data transfer impact assessments. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. Loss of our ability to transfer personal data from Europe may reduce demand for our services from companies subject to European data protection laws and also require us to increase our data processing capabilities in those jurisdictions at significant expense. Moreover, other countries outside of Europe (e.g. China, Brazil) have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.
We may publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal data. Although we endeavor to comply with our published policies and other documentation, we may at times fail

CIDARA THERAPEUTICS, INC.
to do so, or may be perceived to have failed to do so. Despite our efforts, we may not be successful in achieving compliance if our personnel, customers, or service providers fail to comply with our policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Any failure or perceived failure by us, or third parties working on our behalf, to comply with applicable laws and regulations, any privacy and data security obligations pursuant to contract, our stated privacy or security policies, or obligations to customers or other third parties may result in governmental enforcement actions (including fines, penalties, judgments, settlements, imprisonment of company officials and public censure), civil claims, litigation, damage to our brand and reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our business, operations and financial performance. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the U.S., to sell our products abroad once we enter a commercialization phase and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
The pharmaceutical industry in China is highly regulated and such regulations are subject to change which may affect approval and commercialization of our drugs.
Currently, we conduct the ReSTORE trial in China and have exclusively licensed the rights to commercialize rezafungin, our investigational drug studied in the ReSTORE trial, in China to our third-party collaborator, Mundipharma. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. For example, in order to conduct a clinical trial in China, sponsors must not only obtain the approval of the National Medical Product Administration of China, but also a separate approval from or filing with the Ministry of Science and Technology under the HGR Regulation for clinical trials involving HGR Materials or Information. Any failure to comply with these requirements could cause our ReSTORE trial to be suspended by governing authorities, may result in fines and also may constitute a breach under our agreements with third parties assisting us in the conduct of the trial in China, such as our CRO. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Certain changes or amendments to policy or law may result in increased compliance costs on our business or cause delays in the timely completion of the ReSTORE trial in China, or prevent the approval of rezafungin in China. Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our clinical activities in China.

CIDARA THERAPEUTICS, INC.
Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system, including cost-containment measures, that could reduce or limit coverage and reimbursement for newly approved drugs, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.
For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. However, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. Further, the Affordable Care Act imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance were also enacted under the Affordable Care Act, which may affect our business practices with healthcare practitioners. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.
Further, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments will remain in effect through 2031 unless additional congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, in January 2013, the President signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-

CIDARA THERAPEUTICS, INC.
of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives.
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
Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. We expect that additional healthcare reform measures will be adopted within and outside the U.S. in the future, any of which could add difficulty to the regulatory approval processes for our product candidates or limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. The continuing efforts of third-party payors to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability and the level of taxes that we are required to pay.

Risks Related to Our Intellectual Property
If our efforts to protect the proprietary nature of the intellectual property related to rezafungin, CD388, our other Cloudbreak compounds or our other product candidates or compounds are not adequate, we may not be able to compete effectively in our markets.
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
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain and our commercial success will depend on our ability to obtain patents and maintain adequate protection for rezafungin, our DFCs and other compounds and product candidates in the U.S. and other countries. We currently hold issued U.S. utility and foreign patents and multiple pending U.S. utility patent applications, pending U.S. provisional patent applications and pending international, foreign national and regional counterpart patent applications covering various aspects of rezafungin and our DFCs. The patent applications may fail to result in issued patents in the U.S. or in foreign countries or jurisdictions. Even if the applications do successfully issue, third parties may challenge the patents.
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

CIDARA THERAPEUTICS, INC.
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
In addition, patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office, or USPTO, developed new regulations and procedures to govern administration of the Leahy-Smith Act and many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the first to file provisions, only became effective in March 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and prospects.
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
An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. We may encounter significant problems in protecting, enforcing and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of the intellectual property related to our technologies to third parties or are otherwise unable to protect, enforce or defend our intellectual property, we will not be able to establish or, if established, maintain a competitive advantage in our markets, which could materially adversely affect our business, operating results and financial condition.
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

CIDARA THERAPEUTICS, INC.
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
Interference proceedings or derivative proceedings provoked by third parties or brought by the USPTO may be necessary to determine the entitlement to patent protection with respect to our patents or patent applications. An unfavorable outcome could result in a loss of our patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all. Litigation or patent office proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent misappropriation of our trade secrets or confidential information, particularly in countries where the laws or legal process may not protect those rights as fully as in the U.S.
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
If we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or our technologies, the defendant could counterclaim that the patent covering our product candidate or our technology, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates or our technologies. The outcome following legal assertions of invalidity and/or unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art or that prior art that was cited during prosecution, but not relied on by the patent examiner, will not be revisited. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection directed to our product candidates or technologies. Such a loss of patent rights could have a material adverse impact on our business.
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve both technological and legal complexity, and are therefore costly, time-consuming and inherently uncertain. In addition, the U.S. has implemented wide-ranging patent reform legislation, including patent office administrative proceedings that offer broad opportunities to third parties to challenge issued patents. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, the USPTO and foreign governmental bodies and tribunals, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held in 2013 that certain claims to DNA molecules are not patentable and lower courts have since been applying this case in the context of other types of biological subject matter. We cannot predict how future decisions by the courts, the U.S. Congress, the USPTO or foreign governmental bodies or tribunals may impact the value of our patent rights.
We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.
We have limited intellectual property rights outside the U.S. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws and legal processes of some foreign countries do not protect intellectual property to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patents to develop their own products and further, may export otherwise infringing products to territories where we have patents but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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

CIDARA THERAPEUTICS, INC.
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
Risks Related to U.S. Government Contracts and Grants
If we are unable to generate revenues from partnerships, government funding or other sources of funding, we may be forced to suspend or terminate one or more of our preclinical Cloudbreak programs.
In order to continue our Cloudbreak programs for DFCs outside the scope of the Janssen Collaboration Agreement, we will need to seek funding from partnerships, the government or other sources of funding. There can be no assurances that we will be able to obtain funding from partnerships, or enter into new contracts with the U.S. government or obtain other sources of funding to support such programs. The process of completing a partnership or obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions in each instance. Further, with respect to government contracting, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of anti-infective products. If we cannot obtain or maintain government or other funding for our Cloudbreak programs for DFCs outside the scope of the Janssen Collaboration Agreement, we may be forced to discontinue those programs.
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

CIDARA THERAPEUTICS, INC.
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
U.S. government agencies routinely audit and investigate government contractors and recipients of Federal grants. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.
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
If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:
•termination of contracts;
•forfeiture of profits;
•suspension of payments;
•fines; and
•suspension or prohibition from conducting business with the U.S. government.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 67,863,674 shares of common stock outstanding as of December 31, 2021. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
Under current law, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of capital raising and other transactions that have occurred since our inception in 2012, we may or may not have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $306.8 million, portions of which will begin to expire in 2033, and which could be limited if we experience an “ownership change.” In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We lease a 29,638 square foot facility in San Diego, California for administrative, research and development activities. Our lease currently expires in December 2023, subject to our option to renew for up to two additional two-year terms. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.
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
Holders of Record
As of February 28, 2022, there were 12 holders of record for our common stock.
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
Item 6. [Reserved]
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
Overview
We are a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious diseases. We are focused on infectious diseases and oncology. Our lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin antifungal. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious, invasive fungal infections.
In addition, we are using our Cloudbreak® platform to develop a potential new class of drugs called drug-Fc Conjugates, or DFCs, for the prevention and treatment of serious diseases. Our initial development programs target influenza and other viral infections, including RSV, HIV and the SARS-CoV-2 strains causing COVID-19. In addition, we have expanded the Cloudbreak platform to discover and develop DFCs to treat cancer.
Our business is subject to various trends, events or uncertainties that are reasonably likely to cause our reported financial information not to be necessarily indicative of future operating results or of future financial condition. As discussed below, the COVID-19 pandemic has delayed our conduct of clinical trials and other key activities and there is uncertainty regarding the emergence of potential new viral strains. We may also be impacted by broader macroeconomic conditions, high inflation, and supply chain disruptions. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has recently experienced significant decreases in value. This volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance. These and other uncertainties are discussed in greater detail below.

CIDARA THERAPEUTICS, INC.
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
STRIVE Phase 2 clinical trial
In March 2018 and July 2019, we reported positive topline results from Parts A and B, respectively, of STRIVE, our global, randomized Phase 2 clinical trial of rezafungin. STRIVE was an international, multicenter, double-blind clinical trial evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin compared to once-daily dosing of caspofungin in patients with candidemia and/or invasive candidiasis. In the STRIVE clinical trial, rezafungin met all of its objectives for efficacy, safety and tolerability in the treatment of patients with candidemia and/or invasive candidiasis.
ReSTORE Phase 3 clinical trial
In December 2021, we reported positive topline results from ReSTORE, our Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis. ReSTORE was a global, randomized, double-blind, controlled trial evaluating the efficacy and safety of rezafungin as a potential first-line treatment for candidemia and invasive candidiasis. ReSTORE enrolled 187 patients and evaluated one 400 mg dose of rezafungin for the first week followed by 200 mg of rezafungin dosed once-weekly for up to four weeks in total. The treatment arm was compared to approved daily dosing of caspofungin in a 1:1 randomization.
In the ReSTORE trial, rezafungin met the primary endpoint for the U.S. FDA NDA submission of all-cause mortality at Day 30, and also met the primary endpoint for the EMA MAA submission of global cure at Day 14. Both results demonstrated statistical non-inferiority of rezafungin dosed once-weekly, versus caspofungin dosed once-daily, the current standard of care. Patients receiving rezafungin cleared their blood of fungal pathogens a median of 3 hours faster than patients receiving caspofungin (23.9 vs 27.0 hours, respectively) and were discharged from the ICU a median 9.5 days earlier than patients receiving caspofungin (5.0 vs 14.5 days, respectively).

CIDARA THERAPEUTICS, INC.
Summary topline efficacy results from the ReSTORE clinical trial:

	Rezafungin once-weekly 400mg Wk1/200mg N=93 (mITT) n (%)	Caspofungin once-daily 70mg D1/50mg N=94 (mITT) n (%)	95% CI
Primary Endpoints
Day 30 All-Cause Mortality (FDA)	22 (23.7)	20 (21.3)	2.4 (-9.7, 14.4)
Day 14 Global Cure (EMA)	55 (59.1)	57 (60.6)	-1.1[1] (-14.9, 12.7)
Secondary Endpoints
Day 5 Mycologic Eradication[2]	50/64 (78.1)	46/67 (68.7)
Day 5 Global Cure	52 (55.9)	49 (52.1)
Day 14 Mycologic Eradication[2]	46/64 (71.9)	47/67 (70.1)
Exploratory Endpoints
Day 1 Negative Blood Culture[3]	36/67 (53.7)	30/65 (46.2)
Day 2 Negative Blood Culture[3]	49/66 (74.2)	41/64 (64.1)
Median ICU Length of Stay[3,4]	5.0 days (n=17)	14.5 days (n=28)
1 Point estimate and confidence interval for the difference is adjusted for the randomization factors. 2 Patients with candidemia only. 3 Not powered for statistical comparison. 4 All patients in the ICU on day 1 or admitted to the ICU during the study included except for those who died prior to ICU discharge.

Rezafungin was generally well tolerated. Overall rates of adverse events and serious adverse events were comparable in patients receiving rezafungin and caspofungin. Rates of adverse events leading to study drug discontinuation were also similar for rezafungin and caspofungin.
Based on the positive topline results of our ReSTORE trial and recent positive pre-NDA discussions with the FDA about our clinical and nonclinical data package, we expect to file an NDA application for rezafungin for the treatment of candidemia and/or invasive candidiasis with the FDA, and similar applications with other regulators outside the U.S., in mid-2022.
We have completed the ReSTORE trial and conducted the primary analyses required for potential approval in U.S. and Europe but are continuing to enroll and treat patients in China to support Chinese regulatory filings.
Integrated ReSTORE Phase 3 and STRIVE Phase 2 results
Integrated results from both our Phase 3 ReSTORE trial and our Phase 2 STRIVE trial across all patients who received the 400 mg/200 mg dosing regimen demonstrate that rezafungin is non-inferior to caspofungin for treatment of candidemia and invasive candidiasis. The data showed numerically improved outcomes as compared to caspofungin across several key measures:
•All-cause mortality at Day 30, the primary endpoint for the FDA, was 18.7% for rezafungin and 19.4% for caspofungin.
•Mycological eradication at Day 5 and Day 14 was 73.4% and 71.9%, respectively, for rezafungin and 64.5% and 68.4%, respectively, for caspofungin.
•Mycological eradication at Day 5 for patients with candidemia only was 80.0% for rezafungin and 67.8% for caspofungin.
•Patients receiving rezafungin had faster median time to negative blood culture (22.3 days) compared to caspofungin (26.3 days).
ReSPECT Phase 3 clinical trial
We are currently conducting the ReSPECT, single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly doses out to 90 days, is being compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for the FDA and EMA is fungal-free survival at

CIDARA THERAPEUTICS, INC.
day 90. We expect this trial to enroll approximately 462 patients. While the ReSPECT trial remains open for enrollment, we continue to monitor the near- and long-term impact of COVID-19 on the ability of our clinical investigators to recruit patients at each of our global clinical trial sites.
Mundipharma Collaboration Agreement
On September 3, 2019, we announced a strategic partnership with Mundipharma to develop and commercialize rezafungin in an intravenous formulation for the treatment and prevention of invasive fungal infections. Under the terms of the Mundipharma Collaboration Agreement, we granted Mundipharma an exclusive, royalty-bearing license to develop, register and commercialize rezafungin outside the U.S. and Japan. The total potential transaction value is $568.4 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones.
As of December 31, 2021, we have received $9.0 million from the sale of our equity to Mundipharma, a $30.0 million up-front payment and $42.3 million in global development funding, which includes an $11.1 million milestone payment we received in January 2021 which is creditable against future royalties payable to us. In addition, we received $2.8 million in January 2022 pursuant to a milestone achieved in December 2021.
Cloudbreak Platform
We believe our Cloudbreak platform has the potential to offer a fundamentally new approach to prevent and treat serious diseases, by developing product candidates designed to provide potent disease targeting activity and immune system engagement in a single long-acting molecule. The Cloudbreak platform recognizes that serious disease often results when a pathogen or cancer cell evades or overcomes the host immune system. Our Cloudbreak DFC candidates are designed to counter diseases in two ways: prevention of disease proliferation or immune evasion by directly targeting and, where applicable, by focusing the immune system on a pathogen or infected cell. We believe this is a potentially transformative approach, distinct from current therapies, monoclonal antibodies and vaccines. In addition, DFCs are designed to have several advantages, including:
•multivalent binding, which has the potential to increase potency;
•ability to engage different targets on the same pathogen to decrease resistance or, in the case of a cancerous cell, to serve as a “drug cocktail” in a single molecule, which may improve response to treatment;
•potential to target multiple viral pathogens or oncological targets with a single DFC; and
•potential for universal coverage against all viral variants and all people irrespective of immune status.
In contrast to monoclonal antibodies, our DFCs are smaller, have the potential for better tissue penetration and are designed to target multiple sites. Unlike small molecules, we believe DFC optimization can be focused primarily on potency.
Our lead Cloudbreak candidates are DFCs for the prevention and treatment of influenza, or influenza DFCs. In September 2020, we nominated CD388, our influenza DFC, as a development candidate. CD388 is similar to our previous development candidate, CD377, but provides the potential for longer-lasting protection from influenza. We submitted an IND for CD388 in December 2021. In January 2022, Cidara received correspondence from the FDA affirming that the 30-day review period concluded and the IND was active. We plan to initiate a Phase 1 study in healthy volunteers before the end of the current quarter. This study will be fully funded by Janssen as part of the Janssen Collaboration Agreement.
The Cloudbreak platform has also enabled us to expand the development of DFCs to target other life-threatening viruses, including RSV and HIV. In response to the global pandemic, we are also leveraging our Cloudbreak platform to identify new DFCs against Coronavirus, or CoV, including the strains causing COVID-19. In addition, we have expanded the Cloudbreak platform beyond infectious diseases to discover and develop highly potent DFCs that can target multiple pathways with a single DFC for oncologic diseases.
Janssen Collaboration Agreement
On March 31, 2021, we entered into the Janssen Collaboration Agreement with Janssen to develop and commercialize one or more DFCs based on our Cloudbreak platform for the prevention and treatment of influenza.
Under the terms of the Janssen Collaboration Agreement, we will collaborate in the research, preclinical and early clinical development of CD388, or another mutually-agreed influenza DFC development candidate, under a mutually-agreed research plan with the objective of advancing development through Phase 1 clinical trials and the first Phase 2 clinical trial. We will be responsible for performing all IND-enabling studies and clinical trials under the research plan. Both parties will be responsible for conducting certain specified chemistry, manufacturing and controls development activities under the research plan. Janssen will be solely responsible, and reimburse us for internal personnel and out-of-pocket costs

CIDARA THERAPEUTICS, INC.
incurred in performing the research plan activities in accordance with an agreed budget. After completion of the research plan and upon its election to proceed with development, Janssen will be solely responsible for late-stage development, manufacturing, registration and commercialization. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid us an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we are entitled to reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting research plan activities. As of December 31, 2021, we have received the $27.0 million up-front payment and $10.2 million in research and development reimbursements.
We are eligible to receive up to $240.0 million in development and regulatory milestone payments from Janssen for successful completion of certain activities over the next several years, including but not limited to initiation of a Phase 1 trial for CD388, Janssen's decision to proceed with clinical development and initiation of a pivotal trial. In addition, we may be eligible to receive approximately $455.0 million in commercial milestones as well as royalties on tiers of annual net sales of products at rates from the mid-single digits to the high-single digits.
Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of December 31, 2021, we had an accumulated deficit of $377.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. In connection with the preparation of our financial statements for the year ended December 31, 2021, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for twelve months from the issuance of these financial statements. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
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
We may receive potential research and development funding through a partnership from the National Institute of Allergy and Infectious Diseases. We have evaluated the terms of the grants to assess our obligations and the classification of funding received. Amounts received for funded research and development are recognized in the statement of operations as a reduction to research and development expense over the grant period as the related costs are incurred to meet our obligations.
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
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Rezafungin	$43,175	$43,011	$27,100
Cloudbreak platform	10,497	7,574	3,392
Personnel costs	17,135	15,151	13,559
Other research and development expenses	2,280	2,281	2,350
Total research and development expenses	$73,087	$68,017	$46,401
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

CIDARA THERAPEUTICS, INC.
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
Contingent forward purchase obligation
On May 21, 2018, we entered into a subscription agreement with certain investors providing for the purchase and sale of up to an aggregate of $120.0 million of common stock and preferred stock in three closings. The second and optional third closings and warrants related to the optional third closing were to be triggered by our announcement of topline data from our STRIVE Part B Phase 2 clinical trial of rezafungin. We determined that these closings are classified as liabilities and represent contingent forward purchase obligations. These liabilities are recorded at their estimated fair value initially and on a recurring basis. The liability was initially recorded at $4.3 million on May 21, 2018, and fair value adjustments resulting in a gain of $0.4 million were recorded during the year ended December 31, 2019. Because we elected not to consummate the second closing of the offering in August 2019, the contingent forward purchase obligation did not exist as of December 31, 2021 or 2020.
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
CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reporting periods. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, the significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:
Revenue Recognition
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or Topic 606, which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or service we transfer to a customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and identify those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
In a contract with multiple performance obligations, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction

CIDARA THERAPEUTICS, INC.
price is allocated among the performance obligation. The estimation of the stand-alone selling price(s) may include estimates regarding forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a performance obligation and, therefore, revenue recognized will be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
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
At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being reached. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or a collaboration partner's control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of milestones that are within our or a collaboration partner's control, such as operational development milestones and any related constraint, and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect collaboration revenues and earnings in the period of adjustment. Revisions to our estimate of the transaction price may also result in negative collaboration revenues and earnings in the period of adjustment.
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
See Note 8 to the financial statements for additional information.
Research and Development Costs
Research and development expenses consist of wages, benefits and stock-based compensation charges for research and development employees, scientific consultant fees, facilities and overhead expenses, laboratory supplies, manufacturing expenses, and nonclinical and clinical trial costs. We accrue nonclinical and clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies, and other

CIDARA THERAPEUTICS, INC.
events. We periodically confirm the accuracy of these estimates with our service providers and make adjustments if necessary.
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
Stock-Based Compensation
We account for stock-based compensation expense related to stock options, Restricted Stock Units, or RSUs, Performance-based RSUs, or PRSUs, and Employee Stock Purchase Plan, or ESPP, rights by estimating the fair value on the date of grant. The Company estimates the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The fair value of RSUs and PRSUs granted to employees is estimated based on the closing price of the Company's common stock on the date of grant.
The assumptions included in the Black-Scholes option pricing model include (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award, and (d) the expected dividend yield. For periods ending on or before December 31, 2020, we based the estimate of expected volatility on the historical volatility of a group of similar companies that are publically traded, due to the lack of an adequate history of a public market for the trading of our common stock and a lack of adequate company-specific historical and implied volatility data. For these analyses, we selected companies with comparable characteristics, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We computed the expected volatility data using the daily close prices for the selected companies' shares during the equivalent period of the calculated expected term of the our stock-based awards. In January 2021, we began to compute the historical volatility data using the daily close prices for our common stock during the equivalent period of the calculated expected term of our stock-based awards. We estimated the expected life of employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.
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

CIDARA THERAPEUTICS, INC.
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020	Change
Collaboration revenue	$49,572	$12,067	$37,505
Research and development	73,087	68,017	5,070
General and administrative	18,740	15,899	2,841
Other expense, net	(212)	(262)	50
Collaboration revenue
Collaboration revenue was $49.6 million and $12.1 million for the years ended December 31, 2021 and 2020, respectively. Revenue for the year ended December 31, 2021 included $27.0 million of revenue recognized upon transfer of an intellectual property license to Janssen in May 2021 and $2.0 million of revenue recognized upon the achievement of a milestone under the Mundipharma Collaboration Agreement in December 2021. The remaining revenue for 2021 relates to ongoing research and development and clinical supply services provided to Mundipharma and Janssen of $11.2 million and $9.4 million, respectively. Revenue for the year ended December 31, 2020 relates to ongoing research and development and clinical supply services provided to Mundipharma.
Research and development expenses
Research and development expenses were $73.1 million for the year ended December 31, 2021 compared to $68.0 million for the year ended December 31, 2020. The increase in research and development expenses is primarily due to increased expense associated with our Cloudbreak platform and higher personnel costs.
General and administrative expenses
General and administrative expenses were $18.7 million for the year ended December 31, 2021 compared to $15.9 million for the year ended December 31, 2020. The increase in general and administrative expenses is primarily due higher consulting, legal, and personnel costs.
Other expense, net
Other expense, net for the years ended December 31, 2021 and 2020 related primarily to interest expense in connection with our loan from Pacific Western Bank, offset by interest income generated from cash held in interest-bearing investments.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are our cash and cash equivalents, as well as the cash flows generated from our partnerships with Mundipharma and Janssen, equity and debt financings. We have devoted our resources to funding research and development programs, including research, preclinical and clinical development activities.
Our ability to fund future operating needs will depend on a combination of equity, debt or other financing structures, receipt of payments under the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement, as well as potentially entering into other collaborations, strategic alliances or licensing arrangements with third parties or receiving government and/or charitable grants or contracts. Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic.
We are eligible to receive up to $240.0 million in development and regulatory milestone payments from Janssen for successful completion of certain activities over the next several years, including but not limited to initiation of a Phase 1 trial for CD388, Janssen's decision to proceed with clinical development and initiation of a pivotal trial. In addition, we may be eligible to receive approximately $455.0 million in commercial milestones as well as royalties on tiers of annual net sales of products at rates from the mid-single digits to the high-single digits.
On November 8, 2018, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common

CIDARA THERAPEUTICS, INC.
stock having an aggregate offering price of up to $50.0 million. As of December 31, 2021, the aggregate offering price remaining under the Sales Agreement was $48.5 million.
The maturity date of our loan with Pacific Western Bank is July 3, 2022, at which time all obligations under the Loan Agreement will be due and payable. As of December 31, 2021, future principal payments due under the loan agreement were $2.6 million.
Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2023 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to the Company. As of December 31, 2021, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments are $2.8 million as of December 31, 2021.
The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
As discussed further below, we believe that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. There are many factors that could impact our operating cash flow, most notably achievement of milestones under our Mundipharma and Janssen Collaboration Agreements.
We are mindful that conditions in the current macroeconomic environment could affect our ability to achieve our goals. We operate and conduct clinical trials in countries that face economic volatility and weakness. Sustained weakness or further deterioration of the local economies and currencies and adverse effects of the impact of the ongoing COVID-19 pandemic may pose operational challenges in those countries. We will continue to monitor these conditions and will attempt to adjust our business plans, as appropriate, to mitigate macroeconomic risks.
We enter into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services that generally provide for termination either on notice or after a notice period. Our material cash requirements include costs to complete agreed-upon activities under our Mundipharma and Janssen Collaboration agreements, as well as personnel and general and administrative support costs.
As of December 31, 2021, we had $62.3 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year ended December 31,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$(25,232)	$(54,411)	$(28,532)
Investing activities	(41)	(186)	(35)
Financing activities	44,597	37,278	14,273
Net increase (decrease) in cash and cash equivalents	$19,324	$(17,319)	$(14,294)
Operating activities
Net cash used in operating activities was $25.2 million for the year ended December 31, 2021 compared to $54.4 million and $28.5 million for the years ended December 31, 2020 and 2019, respectively. Net cash used in operating activities was attributable to a net loss of $42.5 million for the year ended December 31, 2021 compared to net losses of $72.1 million and $41.1 million for the years ended December 31, 2020 and 2019, respectively. Net loss for the year ended December 31, 2021 includes revenue of $49.6 million, recognized under our Collaboration Agreements with Mundipharma and Janssen. Net loss for the years ended December 31, 2020 and 2019 includes revenue of $12.1 million and $20.9 million, respectively, recognized under our Collaboration Agreement with Mundipharma. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our investing activities during the years ended December 31, 2021, 2020 and 2019 consists of purchases of property and equipment.

CIDARA THERAPEUTICS, INC.
Financing activities
Net cash provided by financing activities during the year ended December 31, 2021 consisted primarily of (i) net proceeds of $36.6 million from the sale of 17,064,511 shares of common stock and 774,194 shares of Series X Convertible Preferred Stock pursuant to concurrent underwritten public offerings and (ii) $12.5 million, after deducting placement agent fees, from the sale of 5,608,510 shares of common stock under our Sales Agreement, offset by principal payments of $4.4 million made in connection with our loan from Pacific Western Bank.
Net cash provided by financing activities during the year ended December 31, 2020 consisted primarily of (i) net proceeds of $29.2 million from the sale of 6,639,307 shares of common stock and 531,288 shares of Series X Convertible Preferred Stock pursuant to the exercise of subscription rights issued in our rights offering and (ii) $11.0 million, after deducting placement agent fees, from the sale of 3,430,790 shares of common stock under our Sales Agreement, offset by principal payments of $3.0 million made in connection with our loan from Pacific Western Bank.
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

CIDARA THERAPEUTICS, INC.
Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cidara Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cidara Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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

    /s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
San Diego, California
March 7, 2022

CIDARA THERAPEUTICS, INC.
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$59,680	$35,912
Restricted cash	2,593	7,037
Accounts receivable	5,356	11,175
Prepaid expenses and other current assets	4,069	3,067
Total current assets	71,698	57,191
Property and equipment, net	256	342
Operating lease right-of-use asset	2,287	868
Other assets	1,084	2,023
Total assets	$75,325	$60,424
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,301	$4,568
Accrued liabilities	10,198	7,959
Accrued compensation and benefits	4,859	4,210
Current deferred revenue	13,920	13,865
Current portion of term loan	2,591	7,023
Current portion of lease liability	1,148	939
Total current liabilities	34,017	38,564
Lease liability	1,322	—
Long-term deferred revenue	18,413	11,145
Total liabilities	53,752	49,709
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2021 and December 31, 2020:
Series X Convertible Preferred stock, $0.0001 par value; 4,947,759 shares authorized at December 31, 2021 and 2020; 1,870,713 shares issued and 1,818,472 shares outstanding at December 31, 2021; 1,096,519 shares issued and 1,044,278 shares outstanding at December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2021 and 2020; 67,863,674 shares issued and outstanding at December 31, 2021; 44,876,408 shares issued and outstanding at December 31, 2020	7	4
Additional paid-in capital	398,733	345,411
Accumulated deficit	(377,167)	(334,700)
Total stockholders' equity	21,573	10,715
Total liabilities and stockholders' equity	$75,325	$60,424
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
(In thousands, except share and per share data)	2021	2020	2019
Revenues:
Collaboration revenue	$49,572	$12,067	$20,915
Total revenues	49,572	12,067	20,915
Operating expenses:
Research and development	73,087	68,017	46,401
General and administrative	18,740	15,899	16,238
Total operating expenses	91,827	83,916	62,639
Loss from operations	(42,255)	(71,849)	(41,724)
Other income (expense):
Change in fair value of contingent forward purchase obligation	—	—	411
Interest income (expense), net	(212)	(262)	221
Total other income (expense)	(212)	(262)	632
Net loss and comprehensive loss	(42,467)	(72,111)	(41,092)
Recognition of beneficial conversion feature	—	(2,762)	—
Net loss attributable to common shareholders	$(42,467)	$(74,873)	$(41,092)
Basic and diluted net loss per common share	$(0.81)	$(1.80)	$(1.37)
Shares used to compute basic and diluted net loss per common share	52,453,452	41,557,350	29,934,809
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2018	445,231	$—	27,816,014	$3	$277,871	$(218,735)	$—	$59,139
Issuance of stock pursuant to Stock Purchase Agreement	—	—	4,781,408	—	9,008	—	—	9,008
Public offering of common stock, net of issuance costs	—	—	2,095,887	—	5,289	—	—	5,289
Issuance of Series X Convertible Preferred Stock in exchange for common stock	120,000	—	(1,200,000)	—	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	2,952	—	7	—	—	7
Issuance of common stock for restricted share units vested	—	—	99,704	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	242,501	—	411	—	—	411
Stock-based compensation	—	—	—	—	5,073	—	—	5,073
Net loss	—	—	—	—	—	(41,092)	—	(41,092)
Balance, December 31, 2019	565,231	—	33,838,466	3	297,659	(259,827)	—	37,835
Rights offering, net of offering costs	531,288	—	6,639,307	1	29,185	—	—	29,186
Recognition of beneficial conversion feature	—	—	—	—	2,762	(2,762)	—	—
Public offering of common stock, net of issuance costs	—	—	3,515,871	—	11,208	—	—	11,208
Issuance of common stock upon conversion of Series X Convertible Preferred Stock	(52,241)	—	522,410	—	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	5,411	—	14	—	—	14
Issuance of common stock for restricted share units vested	—	—	74,804	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	280,139	—	493	—	—	493
Stock-based compensation	—	—	—	—	4,090	—	—	4,090
Net loss	—	—	—	—	—	(72,111)	—	(72,111)
Balance, December 31, 2020	1,044,278	—	44,876,408	4	345,411	(334,700)	—	10,715
Underwritten public offering, net of issuance costs	774,194	—	17,064,511	2	36,550	—	—	36,552
Public offering of common stock, net of issuance costs	—	—	5,523,429	1	12,315	—	—	12,316
Issuance of common stock for exercise of stock options	—	—	2,930	—	6	—	—	6
Issuance of common stock for restricted share units vested	—	—	106,725	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	289,671	—	437	—	—	437
Stock-based compensation	—	—	—	—	4,014	—	—	4,014
Net loss	—	—	—	—	—	(42,467)	—	(42,467)
Balance, December 31, 2021	1,818,472	$—	67,863,674	$7	$398,733	$(377,167)	$—	$21,573
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In thousands)	2021	2020	2019
Operating activities:
Net loss	$(42,467)	$(72,111)	$(41,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	286	328
Stock-based compensation	4,014	4,090	5,073
Non-cash interest expense	12	16	28
Amortization of debt issuance costs	3	5	8
Amortization of operating lease right-of-use assets	(1,419)	764	(1,713)
Change in fair value of contingent forward purchase obligations	—	—	(411)
Changes in operating assets and liabilities:
Accounts receivable	5,819	(11,165)	(10)
Prepaid expenses and other current assets	(229)	1,682	(2,936)
Accounts payable and accrued liabilities	(1,093)	6,591	(784)
Accrued compensation and benefits	1,085	1,045	1,244
Deferred revenue	7,323	15,207	9,803
Operating lease liabilities	1,531	(821)	1,760
Other assets	—	—	170
Net cash used in operating activities	(25,232)	(54,411)	(28,532)
Investing activities:
Purchases of property and equipment	(41)	(186)	(35)
Net cash used in investing activities	(41)	(186)	(35)
Financing activities:
Proceeds from underwritten public offering, net of issuance costs	36,552	—	—
Proceeds from issuance of Common and Series X Preferred pursuant to rights offering, net of issuance costs.	—	29,186	—
Proceeds from issuance of common stock pursuant to Stock Purchase Agreement	—	—	9,008
Proceeds from public offering of common stock, net of issuance costs	12,483	11,041	5,289
Proceeds from exercise of stock options	6	14	7
Deferred public offering costs	—	—	(31)
Principal repayments of Term Loan	(4,444)	(2,963)	—
Net cash provided by financing activities	44,597	37,278	14,273
Net (decrease) increase in cash, cash equivalents, and restricted cash	19,324	(17,319)	(14,294)
Cash, cash equivalents, and restricted cash at beginning of year	42,949	60,268	74,562
Cash, cash equivalents, and restricted cash at end of year	$62,273	$42,949	$60,268
Supplemental disclosure of cash flows:
Interest paid	$228	$445	$616
Non-cash investing activity:
Right-of-use asset obtained in exchange for lease liability	$2,341	$—	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$78	$12	$10
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$437	$493	$411
Proceeds from public offering of common stock, net of issuance costs, included in prepaid expenses and other current assets	$—	$167	$—
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements

1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious diseases. The Company is focused on infectious diseases and oncology. The Company’s lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin antifungal. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious, invasive fungal infections. In addition, the Company is using its Cloudbreak® platform to develop a potential new class of drugs called DFCs for the prevention and treatment of serious diseases. The Company's initial development programs target influenza and other viral infections, including respiratory syncytial virus, human immunodeficiency virus and the SARS-CoV-2 strains causing COVID-19. In addition, the Company has expanded the Cloudbreak platform to discover and develop DFC's to treat cancer.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At December 31, 2021, the Company had an accumulated deficit of $377.2 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At December 31, 2021, the Company had cash, cash equivalents and restricted cash of $62.3 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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

CIDARA THERAPEUTICS, INC.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s consolidated financial statements relate to estimating the fair value of the Company’s stock options, estimated collaboration expenses and incurred expenses related to the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement (as defined below), certain accruals, including those related to nonclinical and clinical activities, and the Standalone Selling Price of performance obligations associated with license agreements. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
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
See Note 5 for additional information.
Accounts Receivable
Accounts receivable are recorded at their net invoice value and are not interest bearing. The Company reserves specific receivables when collectability is no longer probable. These reserves are re-evaluated on a regular basis and are adjusted, as needed. Once a receivable is deemed to be uncollectable, such balance is recorded as an allowance for credit losses. No such allowance existed at December 31, 2021 or 2020.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
In March 2021, the Company entered into an exclusive worldwide license and collaboration agreement, or the Janssen Collaboration Agreement, with Janssen. The Company concluded that there were three significant performance obligations under the Janssen Collaboration Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in May 2021.
The Company concluded that progress towards completion of the research and development and clinical supply performance obligations related to the Mundipharma Collaboration Agreement is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which may adjust revenue recognized for the period. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in the period could be materially impacted. Revenue from research and development services for the Janssen Collaboration Agreement is recognized based on actual amounts billed as the underlying services are provided and billed at market rates. The transaction prices to be recognized as revenue under both the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement consist of upfront payments and estimated reimbursable research and development and clinical supply costs.
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
Stock-Based Compensation
The Company accounts for stock-based compensation expense related to stock options, restricted stock units, or RSUs, performance-based RSUs, or PRSUs, and ESPP (as defined below) rights by estimating the fair value on the date of grant. The Company estimates the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The fair value of RSUs and PRSUs granted to employees is estimated based on the closing price of the Company's common stock on the date of grant.
The assumptions included in the Black-Scholes option pricing model includes (a) the risk-free interest rate, (b) the expected volatility of the Company's stock, (c) the expected term of the award, and (d) the expected dividend yield. For periods ending on or before December 31, 2020, the Company based its estimate of expected volatility on the historical volatility of a group of similar companies that are publically traded, due to the lack of an adequate history of a public market for the trading of the Company's common stock and a lack of adequate company-specific historical and implied volatility data. For these analyses, the Company selected companies with comparable characteristics, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computed the expected volatility data using the daily close prices for the selected companies' shares during the equivalent period of the calculated expected term of the Company's stock-based awards. In January 2021 the Company began to compute the expected volatility data using the daily close prices for the Company's common stock during the equivalent period of the calculated expected term of the Company's stock-based awards. The Company estimated the expected life of employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities. The expected dividend yield of zero reflects that the Company has not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.
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
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss allocable to common shares by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss allocable to common shares by the weighted-average number of common shares and dilutive stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of warrants, Series X Convertible Preferred Stock, RSUs, PRSUs and options outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position.
Net loss allocable to common shares for the year ended December 31, 2020 includes non-cash deemed dividends of $2.8 million resulting from the recognition of a beneficial conversion feature. See Note 6 for additional information.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2021	2020	2019
Common stock warrants	12,517,328	12,517,328	12,517,328
Series X Convertible Preferred stock	18,184,720	10,442,780	5,652,310
Common stock options, RSUs and PRSUs issued and outstanding	9,470,178	6,787,033	5,360,563
Total	40,172,226	29,747,141	23,530,201

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity," simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this ASU amends the diluted EPS calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt this ASU using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes," which eliminates certain exceptions within ASC 740, Income Taxes, and clarifies other aspects of the current guidance to promote consistency among reporting entities. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
December 31, 2021
Assets:
Cash and money market accounts	$59,680	$59,680	$—	$—
Restricted cash and money market accounts	2,593	2,593	—	—
Total assets at fair value	$62,273	$62,273	$—	$—

December 31, 2020
Assets:
Cash and money market accounts	$35,912	$35,912	$—	$—
Restricted cash and money market accounts	7,037	7,037	—	—
Total assets at fair value	$42,949	$42,949	$—	$—
4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$2,369	$2,304
Leasehold improvements	425	425
Computer hardware and software	425	404
Office equipment	119	119
Furniture and fixtures	142	142
	3,480	3,394
Less accumulated depreciation and amortization	(3,224)	(3,052)
Total	$256	$342
Depreciation and amortization of property and equipment of $0.2 million, $0.3 million and $0.3 million were recorded for the years ended December 31, 2021, 2020 and 2019, respectively.
5. DEBT
Term Loan
On October 3, 2016, the Company entered into a loan and security agreement, or the Loan Agreement, with Pacific Western Bank, as the collateral agent and a lender, or the Lender, pursuant to which the Lender agreed to lend to the Company up to $20.0 million in a series of term loans, or the Term Loan. Contemporaneously, the Company borrowed $10.0 million from the Lender, or the Term A Loan. Under the terms of the Loan Agreement, because the Company achieved positive clinical results from the STRIVE Phase 2 clinical trial of rezafungin by March 31, 2018, or the Milestone, the Company had the option to borrow, at its sole discretion, until October 3, 2018, from the Lender up to an additional $10.0 million, or Term B Loan. The Company did not borrow any funds available under the Term B Loan before the draw period ended.
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

CIDARA THERAPEUTICS, INC.
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
On July 27, 2018, the Company and the Lender entered into a Second Amendment to the Loan Agreement, which amended, among other things, the interest-only period, the date of maturity, or Maturity Date, and the interest rate. The interest-only period will be followed by equal monthly payments of principal and interest. The Term Loans will bear interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 0.75%. At December 31, 2021, the Term A Loans bears interest at 4.50%.
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
On November 5, 2019, the Company and the Lender entered into a Third Amendment to the Loan Agreement, which reset the operating covenant to require the Company to maintain cash equal to or greater than the Company's outstanding indebtedness to the Lender, which is equivalent to a compensating balance and results in a restricted cash balance of $2.6 million and $7.0 million as of December 31, 2021 and 2020, respectively. The amendment also extended the interest-only period through April 3, 2020 and the maturity date through July 3, 2022.
On March 16, 2021, the Company and the Lender entered into a Fourth Amendment to the Loan Agreement, which modified certain debt covenants under the original agreement but had no impact on current or future cash flows.
The Company evaluated the First, Second, Third and Fourth Amendments and determined that the amendments did not represent a substantial change from the original Loan Agreement. Accordingly, the Company accounted for the amendments as debt modifications. Costs previously deferred under the original terms of the Loan Agreement are amortized into interest expense over the new term of the Third Amendment.
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement or the occurrence of a material adverse change, the Lender has the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable. The principal payments due under the Loan Agreement have been classified as a current liability at December 31, 2020 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-K.
As of December 31, 2021, future principal payments due under the Loan Agreement, as amended, are as follows (in thousands):

Year ended:
December 31, 2022	$2,593
Total future principal payments due under the Loan Agreement	$2,593
The fair value of the warrants to purchase common stock issued in connection with Term Loan A was estimated on the date of issuance using the Black-Scholes valuation model and recorded to additional paid-in capital. The fair value of the

CIDARA THERAPEUTICS, INC.
warrants on the date of issuance as well as the debt issuance costs incurred in connection with the entry into the Loan Agreement are presented as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet and are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense of $12,000, $21,000 and $36,000 for the years ended December 31, 2021, 2020 and 2019, respectively, for the amortization of the fair value of the warrants and debt issuance costs.
6. STOCKHOLDERS’ EQUITY
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co, or the Sales Agreement. During the years ended December 31, 2021 and 2020, the Company sold 5,523,429 and 3,515,871 shares of common stock for net proceeds of approximately $12.3 million and $11.2 million, respectively, after deducting placement agent fees. As of December 31, 2021, the aggregate offering price remaining under the Sales Agreement is $48.5 million.
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
2021 Public Offering
On October 13, 2021, the Company completed concurrent but separate public offerings of 17,064,511 shares of its common stock, including the exercise in full by the underwriters of their option to purchase an additional 2,225,805 shares of common stock, at a price to the public of $1.55 per share, and 774,194 shares of its Series X Convertible Preferred Stock at a price to the public of $15.50 per share, for aggregate gross proceeds of $38.5 million. The Company received total net proceeds of $36.6 million, after deducting underwriting discounts, commissions, and other expenses payable by the Company.
Mundipharma Stock Purchase Agreement
On September 3, 2019, the Company entered into a Stock Purchase Agreement, with Mundipharma AG, or the Purchaser, a related party, pursuant to which the Company issued to the Purchaser 4,781,408 shares of its common stock in a private placement at a price per share of $1.884 (a 20% premium to the volume weighted average price of the Company’s common stock for the 10 trading days prior to September 3, 2019) for an aggregate purchase price of approximately $9.0 million.
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at December 31, 2021.
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
On August 12, 2020, at the request of certain holders, 52,241 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 522,410 shares of the Company’s common stock. As of December 31, 2021 and 2020 shares of preferred stock designated as Series X Convertible Preferred Stock totaled 4,947,759.
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of December 31, 2021. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Warrants
As of December 31, 2021 and 2020, warrants to purchase 12,517,328 shares of the Company's common stock were outstanding with a weighted average exercise price of $6.82 per share.
The warrants had no intrinsic value at December 31, 2021 and 2020. The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	December 31,
	2021	2020
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred stock	18,184,720	10,442,780
Stock options, RSUs and PRSUs issued and outstanding	9,470,178	6,787,033
Authorized for future stock awards	2,436,984	2,813,131
Awards available under the ESPP	680,228	521,986
Total	43,289,438	33,082,258
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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the years ended December 31, 2021, 2020 and 2019, 289,671, 280,139 and 242,501 shares, respectively, were issued pursuant to the ESPP.
As of December 31, 2021, total unrecognized compensation expense related to the ESPP was approximately $0.6 million. This unrecognized compensation cost is expected to be recognized over approximately 0.7 years.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the year ended December 31, 2021:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	428,235	$3.55
RSUs and PRSUs granted	932,875	2.27
RSUs and PRSUs vested	(106,725)	3.40
RSUs and PRSUs canceled	(80,298)	3.86
Outstanding at December 31, 2021	1,174,087	$2.53
The weighted-average grant date fair value of RSUs and PRSUs granted during the years ended December 31, 2020 and 2019 was $2.29 and $2.88, respectively, per share. The total fair value of RSUs and PRSUs vested during the years ended December 31, 2021, 2020 and 2019 was approximately $0.4 million, $0.3 million and $0.5 million respectively.
At December 31, 2021, estimated unrecognized compensation expense related to RSUs and PRSUs granted was approximately $2.3 million.
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
Stock Options
The following table summarizes stock option activity during the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	6,358,798	$3.59	7.04	$55
Options granted	2,981,200	2.38
Options exercised	(2,930)	1.98
Options canceled	(1,040,977)	3.19
Outstanding at December 31, 2021	8,296,091	$3.21	6.31	$—
Vested and expected to vest at December 31, 2021	8,296,091	$3.21	6.31	$—
Exercisable at December 31, 2021	5,377,439	$3.71	4.87	$—
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $1.42, $1.48 and $1.78, respectively, per share.
As of December 31, 2021, total unrecognized share-based compensation expense related to unvested stock options was approximately $3.7 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
The following table summarizes the Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted to employees under the 2015 EIP and 2020 IIP and the shares purchasable under the 2015 ESPP during the periods presented:

	For the years ended December 31,
	2021	2020
2015 EIP and 2020 IIP
Risk-free interest rate	0.61% - 1.35%	0.30% - 1.66%
Expected dividend yield	0%	0%
Expected volatility	67% - 70%	82% - 85%
Expected term (years)	5.27 - 6.08	5.27 - 6.08
2015 ESPP
Risk-free interest rate	0.02% - 0.63%	0.08% - 0.17%
Expected dividend yield	0%	0%
Expected volatility	58% - 79%	65% - 105%
Expected term (years)	0.50 - 2.00	0.50 - 2.00
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Research and development	$1,908	$2,089	$2,502
General and administrative	2,106	2,001	2,571
Total	$4,014	$4,090	$5,073
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
Pursuant to the Mundipharma Collaboration Agreement, the Company granted Mundipharma an exclusive, royalty‑bearing license to develop, register and commercialize the Licensed Product outside of the U.S. and Japan, or the Mundipharma Territory, subject to the Company’s retained right to lead a global development program for the Licensed Product in both the Mundipharma Territory and in the U.S. and Japan, or the Company Territory, as described below.
The Company also granted Mundipharma an option to obtain exclusive licenses to develop, register and commercialize rezafungin in a formulation for subcutaneous administration, or Subcutaneous Product, and in formulations for other modes of administration, or Other Products, in the Mundipharma Territory, subject to similar retained rights of the

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
The total potential transaction value is $568.4 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. The Company is also eligible for double-digit royalties in the teens on tiers of annual net sales.
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
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Mundipharma during September 2019, therefore the Company recognized the full revenue related to this performance obligation in the amount of $17.9 million in September 2019 as collaboration revenue in its consolidated statements of operations and comprehensive loss.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
Milestone Payments. The Company determined that as of December 31, 2021, all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. In November 2020, the Company achieved a $11.1 million milestone under the Mundipharma Collaboration Agreement, which is recorded as long-term deferred revenue as of December 31, 2021 because the rights to consideration is not expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. In December 2021, the Company achieved a $2.8 million milestone under the Mundipharma Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with the milestone has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue of $2.0 million was recognized in December 2021 based on the progress of these performance obligations, and $0.8 million is recorded as deferred revenue as of December 31, 2021 and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for this milestone in January 2022. No revenue related to milestones was recognized during the years ended December 31, 2020 and 2019.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the years ended December 31, 2021, 2020 and 2019.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
Licenses. Upon the effectiveness of the Janssen Collaboration Agreement, the Company granted Janssen an exclusive, worldwide, royalty-bearing license to develop, register and commercialize Products, subject to the Company’s retained right to conduct Research Plan activities as described above. In addition, the Company granted Janssen an exclusive right of first negotiation until December 31, 2021, to negotiate and enter into a separate definitive agreement pursuant to which the parties would collaborate in the research and development of DFCs for the treatment or prevention of respiratory syncytial virus. This right of first negotiation expired on December 31, 2021.
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
Financial Terms. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid the Company an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, the Company is entitled to reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting Research Plan activities. The Company will also be entitled to receive up to an additional $695.0 million in development, regulatory and commercial milestone payments, as well as royalties on tiers of annual net sales of Products at rates from the mid-single digits to the high-single digits.
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
Revenue Recognition
The Company determined the transaction price is equal to the up-front fee of $27.0 million plus the research and development funding of $60.6 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Janssen Collaboration Agreement, as well as the amount of revenue allocated to each distinct significant performance obligation, is as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Janssen in May 2021, therefore the Company recognized the revenue related to this performance obligation in the

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
amount of $27.0 million in May 2021 as collaboration revenue in its consolidated statements of operations and comprehensive loss.
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
Milestone Payments. The Company determined that as of the latest financial statement date all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. No revenue related to milestones was recognized during the year ended December 31, 2021.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the year ended December 31, 2021.
Contract Liabilities
The following table presents a summary of the activity in the Company's contract liabilities (recorded as deferred revenue on the balance sheet) during the year ended December 31, 2021 (in thousands):

Opening balance, December 31, 2020	$25,010
Payments received	17,673
Payment receivable	781
Revenue from performance obligations satisfied during reporting period	(11,131)
Closing balance, December 31, 2021	$32,333

Current portion of deferred revenue	$13,920
Long-term portion of deferred revenue	18,413
Total deferred revenue, December 31, 2021	$32,333
As of December 31, 2021, the aggregate transaction price allocated to performance obligations that are unsatisfied is $17.9 million and $51.3 million under the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement, respectively. These amounts are expected to be recognized over 2.0 years which represent the remaining research periods under the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement.
As of December 31, 2021, the Company recorded $2.8 million and $2.4 million in accounts receivable associated with the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement, respectively. As of December 31, 2020, the Company recorded $11.1 million in accounts receivable for milestone achieved under the Mundipharma Collaboration Agreement that was received in January 2021.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The following table presents our contract revenues disaggregated by timing of revenue recognition (in thousands):

	Years Ended December 31
	2021		2020		2019
	Point in Time	Over Time	Point in Time	Over Time	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
Licenses of Intellectual Property	$813	$—	$—	$—	$17,861	$—
Research and Development Services	—	12,069	—	10,513	—	2,670
Clinical Supply Services	—	315	—	1,554	—	384
Total revenue from Mundipharma Collaboration Agreement	$813	$12,384	$—	$12,067	$17,861	$3,054

Revenue from Janssen Collaboration Agreement:
License of Intellectual Property	$27,000	$—	$—	$—	$—	$—
Research and Development Services	—	5,271	—	—	—	—
Clinical Supply Services	—	4,104	—	—	—	—
Total revenue from Janssen Collaboration Agreement	$27,000	$9,375	$—	$—	$—	$—
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
The following table provides a reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes (in thousands):

	Years Ended December 31,
	2021	2020	2019
Federal income taxes at 21% for 2021, 2020 and 2019	$(8,918)	$(15,142)	$(8,629)
State income tax, net of federal benefit	(1,426)	(469)	(1,899)
Tax effect on nondeductible expenses	339	486	561
Research credits	(2,487)	(2,956)	(4,141)
Rate change	(30)	344	(664)
Change in valuation allowance	11,789	15,912	13,692
Reserve for uncertain tax positions	622	739	1,035
162m deferred tax asset limitation	76	857	—
Other	35	229	45
Income tax expense	$—	$—	$—

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$68,146	$62,238
Research credits	21,195	19,330
Intangibles	197	221
Stock compensation	2,478	2,007
Lease liability	595	224
Other	4,337	795
Total deferred tax assets	96,948	84,815
Less valuation allowance	(96,397)	(84,608)
Deferred tax assets, net of valuation allowance	551	207
Deferred tax liabilities:
Right-of-use assets	(551)	(207)
Total deferred tax liabilities	(551)	(207)
Net deferred tax assets	$—	$—
At December 31, 2021, the Company had federal and state tax net operating loss carryforwards of approximately $306.8 million and $234.2 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2033 and 2029, respectively, unless previously utilized. The Company also has federal research and development and orphan drug credit carryforwards totaling $24.9 million and state research and development credit carryforwards totaling $4.4 million. The federal research and development credit and orphan drug credit carryforwards begin to expire in 2033, unless previously utilized. The state research and development credit carryforwards begin to expire in 2029, with the exception of $4.4 million which have no expiration date.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence, including a history of operating losses, management has determined that it is more likely than not that the net deferred tax assets will not be realized. A valuation allowance of $96.4 million and $84.6 million as of December 31, 2021 and 2020, respectively, has been established to offset the deferred tax assets as realization of such assets is uncertain.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted and signed into law in response to COVID-19. The CARES Act, among other things, included several significant provisions that impacted corporate taxpayers’ accounting for income taxes. Prior to the enactment of the CARES Act, the 2017 Tax Cuts and Jobs Act generally eliminated the ability to carryback net operating losses, or NOLs, and permitted the NOLs arising in tax years beginning after December 31, 2017 to be carried forward indefinitely, limited to 80% of the taxpayer’s income. The CARES Act amended the NOL rules, suspending the 80% limitation on the utilization of NOLs generated after December 31, 2017 and before January 1, 2021. Additionally, the CARES Act allows corporate NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss. Also, the CARES Act allows companies to defer making certain payroll tax payments until future years. The Company did not have a financial statement impact from the enactment of the CARES Act.
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. At December 31, 2021, 2020 and 2019, the unrecognized tax benefits recorded were approximately $24.0 million, $23.3 million and $22.6 million, respectively. Approximately $19.7 million of the unrecognized tax benefits would reduce the Company's annual effective tax rates, if recognized, subject to the valuation allowances. The Company does not anticipate a significant change in the unrecognized tax benefits within the next 12 months.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2021, 2020 and 2019 is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance as of the beginning of the year	$23,335	$22,558	$16,524
Increases related to current year tax positions	655	777	1,074
Increases related to prior year tax positions	—	—	4,960
Balance as of the end of the year	$23,990	$23,335	$22,558

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the U.S. and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years from inception in 2013 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized interest or penalties since inception.
10. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company at December 31, 2021 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
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
The Company's single lease upon adoption is for laboratory and office space in San Diego, California and was entered into in June 2014. Amendments for additional space were entered into in February 2015, March 2015 and August 2015. On July 14, 2021, the Company entered into a sixth amendment to its lease with Nancy Ridge Technology Center, L.P. which extended the term of the lease by an additional 24 months and increases the base rent to $103,733 per month effective January 1, 2022, subject to 3% increases every January. The lease expires on December 31, 2023 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to the Company. As of December 31, 2021, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. The incremental borrowing rate used in measuring the Company's lease liability was 10.8%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company's operating lease as of December 31, 2021 (in thousands):

2022	$1,359
2023	1,400
Total undiscounted operating lease payments	2,759
Less: Imputed interest	(289)
Present value of lease payments	$2,470

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The balance sheet classification of the Company's operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$2,287

Current portion of lease liability	$1,148
Lease liability	1,322
Total operating lease liability	$2,470
As of December 31, 2021, the weighted average remaining lease term was 2 years.
Cash paid for amounts included in the present value of operating lease liabilities was $1.0 million for the year ended December 31, 2021.
Operating lease costs were $1.2 million, $1.0 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. These costs are primarily related to the Company's long-term operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
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
As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item and not set forth below will be set forth in the section headed “Election of Directors,” "Delinquent Section 16(A) Reports" and “Executive Officers” in our Proxy Statement for our 2022 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2021, and is incorporated herein by reference.
We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.cidara.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver. The information contained on, or that can be accessed through, our website is not part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.
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
Item 14. Principal Accountant Fees and Services.
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
10.6+
Form of Amended and Restated Employment Agreement by and between the Registrant and its executive officers (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on August 12, 2021).

10.7+	Cidara Therapeutics, Inc. 2020 Inducement Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed on August 31, 2021).

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
10.18
First Amendment to Loan and Security Agreement, by and between the Registrant and Pacific Western Bank, dated June 13, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on August 9, 2018).

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

10.21
Collaboration and License Agreement, dated September 3, 2019, by and between the Registrant and Mundipharma Medical Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.22
Stock Purchase Agreement, dated September 3, 2019, by and between the Registrant and Mundipharma Medical Company (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.23
Third Amendment to Loan and Security Agreement, by and between the Registrant and Pacific Western Bank, dated November 5, 2019 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K, filed on February 25, 2021).

10.24
Exclusive License and Collaboration Agreement by and between the Registrant and Janssen Pharmaceuticals, Inc., dated March 31, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on May 13, 2021).

10.25
Fourth Amendment to Loan and Security Agreement by and between the Registrant and Pacific Western Bank, dated March 16, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on May 13, 2021).

10.26	Fifth Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated January 13, 2020.
10.27*
Sixth Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated July 14, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed on August 12, 2021).

21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K, filed on February 25, 2021).
23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission
Item 16. Form 10-K Summary.
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: March 7, 2022	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Stein, Ph.D. and Preetam Shah, Ph.D., MBA, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Stein, Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	March 7, 2022
Jeffrey Stein, Ph.D.	(Principal Executive Officer)

/s/ Preetam Shah, Ph.D., MBA	Chief Financial Officer and Chief Business Officer	March 7, 2022
Preetam Shah, Ph.D., MBA	(Principal Financial Officer)

/s/ Brady Johnson	Vice President, Finance	March 7, 2022
Brady Johnson	(Principal Accounting Officer)

/s/ Daniel D. Burgess	Chairman of the Board of Directors	March 7, 2022
Daniel D. Burgess

/s/ Bonnie Bassler, Ph.D.	Member of the Board of Directors	March 7, 2022
Bonnie Bassler, Ph.D.

/s/ Carin Canale-Theakston	Member of the Board of Directors	March 7, 2022
Carin Canale-Theakston

/s/ Timothy R. Franson, M.D.	Member of the Board of Directors	March 7, 2022
Timothy R. Franson, M.D.

/s/ David Gollaher, Ph.D.	Member of the Board of Directors	March 7, 2022
David Gollaher, Ph.D.

/s/ Chrysa Mineo	Member of the Board of Directors	March 7, 2022
Chrysa Mineo

/s/ Theodore R. Schroeder	Member of the Board of Directors	March 7, 2022
Theodore R. Schroeder