Form 10-Q
period 2022-03-31
Cidara Therapeutics, Inc.
filed 2022-05-11
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM             TO
Commission file number: 001-36912

CIDARA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware			46-1537286
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

6310 Nancy Ridge Drive,		Suite 101
San Diego,	CA	92121	(858)	752-6170
(Address of Principal Executive Offices, including Zip Code)			(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	CDTX	The Nasdaq Stock Market LLC
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
As of April 29, 2022, the registrant had 69,049,497 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited)	5
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2022 and 2021 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4. Controls and Procedures	33
PART II. OTHER INFORMATION	33
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3. Defaults Upon Senior Securities	73
Item 4. Mine Safety Disclosures	73
Item 5. Other Information	73
Item 6. Exhibits	74
SIGNATURES	75

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,488	$59,680
Restricted cash	1,482	2,593
Accounts receivable	8,783	5,356
Prepaid expenses and other current assets	5,254	4,069
Total current assets	52,007	71,698
Property and equipment, net	239	256
Operating lease right-of-use asset	2,030	2,287
Other assets	1,019	1,084
Total assets	$55,295	$75,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,861	$1,301
Accrued liabilities	9,234	10,198
Accrued compensation and benefits	3,079	4,859
Current deferred revenue	14,260	13,920
Current portion of term loan	1,481	2,591
Current portion of lease liability	1,190	1,148
Total current liabilities	32,105	34,017
Long-term deferred revenue	17,229	18,413
Lease liability	1,004	1,322
Total liabilities	50,338	53,752
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021:
Series X Convertible Preferred stock, $0.0001 par value; 4,947,759 shares authorized at March 31, 2022 and December 31, 2021; 1,870,713 shares issued and 1,818,472 shares outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 69,049,247 shares issued and outstanding at March 31, 2022 and 67,863,674 shares issued and outstanding at December 31, 2021	7	7
Additional paid-in capital	400,398	398,733
Accumulated deficit	(395,448)	(377,167)
Total stockholders' equity	4,957	21,573
Total liabilities and stockholders' equity	$55,295	$75,325
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2022	2021
Revenues:
Collaboration revenue	$7,109	$2,408
Total revenues	7,109	2,408
Operating expenses:
Research and development	20,166	15,849
General and administrative	5,204	4,781
Total operating expenses	25,370	20,630
Loss from operations	(18,261)	(18,222)
Other expense:
Interest expense, net	(20)	(70)
Total other expense, net	(20)	(70)
Net loss and comprehensive loss	(18,281)	(18,292)
Net loss attributable to common shareholders	$(18,281)	$(18,292)
Basic and diluted net loss per common share	$(0.27)	$(0.39)

Shares used to compute basic and diluted net loss per common share	68,138,116	46,967,213

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Operating activities:
Net loss	$(18,281)	$(18,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,338	879
Depreciation and amortization	39	57
Non-cash interest expense	1	3
Amortization of debt issuance costs	—	1
Amortization of operating lease right-of-use assets	258	206
Changes in assets and liabilities:
Accounts receivable	(3,427)	11,164
Prepaid expenses, other current assets, and other assets	(1,120)	461
Accounts payable and accrued liabilities	657	(253)
Accrued compensation and benefits	(1,953)	1,451
Deferred revenue	(844)	2,753
Operating lease liabilities	(276)	(223)
Net cash used in operating activities	(23,608)	(1,793)

Investing activities:
Purchases of property and equipment	(84)	(12)
Net cash used in investing activities	(84)	(12)

Financing activities:
Proceeds from public offering of common stock, net of issuance costs	500	8,755
Proceeds from exercise of stock options	—	1
Principal repayments of Term Loan	(1,111)	(1,111)
Net cash (used in) provided by financing activities	(611)	7,645
Net (decrease) increase in cash, cash equivalents, and restricted cash	(24,303)	5,840
Cash, cash equivalents, and restricted cash at beginning of period	62,273	42,949
Cash, cash equivalents, and restricted cash at end of period	$37,970	$48,789

Supplemental disclosure of cash flows:
Interest paid	$25	$75
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$16	$—

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
(unaudited)

	Three Months Ended March 31, 2022
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	1,818,472	$—	67,863,674	$7	$398,733	$(377,167)	$21,573
Public offering of common stock, net of issuance costs	—	—	644,265	—	500	—	500
Issuance of common stock for restricted share units vested	—	—	541,308	—	—	—	—
Stock-based compensation	—	—	—	—	1,165	—	1,165
Net loss	—	—	—	—	—	(18,281)	(18,281)
Balance, March 31, 2022	1,818,472	$—	69,049,247	$7	$400,398	$(395,448)	$4,957

	Three Months Ended March 31, 2021
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2020	1,044,278	$—	44,876,408	$4	$345,411	$(334,700)	$10,715
Public offering of common stock, net of issuance costs	—	—	3,327,706	1	8,588	—	8,589
Issuance of common stock for exercise of options	—	—	486	—	1	—	1
Issuance of common stock for restricted share units vested	—	—	84,070	—	—	—	—
Stock-based compensation	—	—	—	—	879	—	879
Net loss	—	—	—	—	—	(18,292)	(18,292)
Balance, March 31, 2021	1,044,278	$—	48,288,670	$5	$354,879	$(352,992)	$1,892
See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious diseases. The Company is focused on infectious diseases and oncology. The Company’s lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin antifungal. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious, invasive fungal infections. In addition, the Company is using its Cloudbreak® platform to develop a potential new class of drugs called drug-Fc conjugates, or DFCs, for the prevention and treatment of serious diseases. The Company's initial development programs target influenza and other viral infections, including respiratory syncytial virus, or RSV, the SARS-CoV-2 strains causing COVID-19, and human immunodeficiency virus, or HIV. In addition, the Company has expanded the Cloudbreak platform to discover and develop DFCs to treat cancer.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At March 31, 2022, the Company had an accumulated deficit of $395.4 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At March 31, 2022, the Company had cash, cash equivalents and restricted cash of $38.0 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
In addition to the foregoing, the Company is monitoring closely the impact of the COVID-19 pandemic on its business and has taken steps designed to protect the health and safety of its employees while continuing its operations. Given the level of uncertainty regarding the duration and impact of the COVID-19 pandemic on capital markets and the United States, or U.S., economy, the Company is currently unable to assess the impact of the COVID-19 pandemic on its future access to capital. The Company is continuing to monitor the spread of COVID-19 and its potential impact on the Company's operations. The full extent to which the COVID-19 pandemic will impact the Company's business, results of operations, financial condition, clinical trials, and preclinical research will depend on future developments that are highly uncertain, including actions taken to contain or treat COVID-19 and their effectiveness, as well as the economic impact on national and international markets.
Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2022 and 2021.
Basis of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s condensed consolidated financial statements relate to estimating the fair value of the Company’s stock options, estimated collaboration expenses and incurred expenses related to the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement (each as defined below), certain accruals, including those related to nonclinical and clinical activities, and the Standalone Selling Price of performance obligations associated with license agreements. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
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
See Note 4 for additional information.
Accounts Receivable
Accounts receivable are recorded at their net invoice value and are not interest bearing. The Company reserves specific receivables when collectability is no longer probable. These reserves are re-evaluated on a regular basis and are adjusted, as needed. Once a receivable is deemed to be uncollectable, such balance is recorded as an allowance for credit losses. No such allowance existed at March 31, 2022 or December 31, 2021.
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
Income Taxes
The Company follows the FASB ASC 740, Income Taxes, or ASC 740, in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Revenue Recognition
The Company recognizes revenue is accordance with ASC Topic 606, Revenue from Contracts with Customers, or Topic 606, which applies to all contracts with customers, except for elements of certain contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
The assumptions included in the Black-Scholes option pricing model include (a) the risk-free interest rate, (b) the expected volatility of the Company's stock, (c) the expected term of the award, and (d) the expected dividend yield. The Company computed the expected volatility data using the daily close prices for the Company's common stock during the equivalent period of the calculated expected term of the Company's stock-based awards. The Company estimated the expected life of employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities. The expected dividend yield of zero reflects that the Company has not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2022	2021
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred stock	18,184,720	10,442,780
Common stock options, RSUs and PRSUs issued and outstanding	10,847,996	8,648,708
Total	41,550,044	31,608,816
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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, lease liability, and a term loan. Fair value estimates of these instruments are made at each reporting period end based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates available to the Company for loans with similar terms, which is considered a Level 2 input as described in Note 3, the Company believes that the fair value of the term loan approximates its carrying value.
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity," simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this ASU amends the diluted EPS calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt this ASU using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
March 31, 2022
Assets:
Cash and money market funds	$36,488	$36,488	$—	$—
Restricted cash and money market accounts	1,482	1,482	—	—
Total assets at fair value	$37,970	$37,970	$—	$—

December 31, 2021
Assets:
Cash and money market accounts	$59,680	$59,680	$—	$—
Restricted cash and money market accounts	2,593	2,593	—	—
Total assets at fair value	$62,273	$62,273	$—	$—
4. DEBT
Term Loan
On October 3, 2016, the Company entered into a loan and security agreement, or the Loan Agreement, with Pacific Western Bank, as the collateral agent and a lender, or the Lender, pursuant to which the Company has borrowed $10.0 million from the Lender, or the Term A Loan. At March 31, 2022, the Term A Loan bears interest at 4.5% and matures on July 3, 2022.
On April 4, 2022, the Company and the Lender entered into a Fifth Amendment to the Loan Agreement, which modified certain debt covenants under the original agreement but had no impact on current or future cash flows.
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement or the occurrence of a material adverse change, the Lender has the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable. The principal payments due under the Loan Agreement have been classified as a current liability at March 31, 2022 and December 31, 2021 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.
As of March 31, 2022, future principal payments due under the Loan Agreement, as amended, are as follows (in thousands):

Year ended:
December 31, 2022	$1,482
Total future principal payments due under the Loan Agreement	$1,482
5. STOCKHOLDERS’ EQUITY
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co, or the Sales Agreement. During the three months ended March 31, 2022 and 2021, the company sold 644,265 and 3,327,706 shares of common stock, respectively, for net proceeds of approximately $0.5 million and $8.6 million, respectively, after deducting placement agent fees. As of March 31, 2022, the aggregate offering price remaining under the Sales Agreement is $48.0 million.
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
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at March 31, 2022.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share.
On August 12, 2020, at the request of certain holders, 52,241 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 522,410 shares of the Company’s common stock. As of March 31, 2022 and December 31, 2021, shares of preferred stock designated as Series X Convertible Preferred Stock totaled 4,947,759.
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of March 31, 2022. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.

Common Stock Warrants
As of March 31, 2022 and December 31, 2021, warrants to purchase 12,517,328 shares of the Company's common stock were outstanding with a weighted average exercise price of $6.82 per share.
The warrants had no intrinsic value at March 31, 2022 and December 31, 2021. The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	March 31, 2022	December 31, 2021
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred Stock	18,184,720	18,184,720
Stock options, RSUs and PRSUs issued and outstanding	10,847,996	9,470,178
Authorized for future stock awards	3,232,404	2,436,984
Awards available under the ESPP	1,170,564	680,228
Total	45,953,012	43,289,438
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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the three months ended March 31, 2022 and 2021, no shares were issued pursuant to the ESPP.
As of March 31, 2022, total unrecognized compensation expense related to the ESPP was approximately $0.4 million. This unrecognized compensation cost is expected to be recognized over approximately 0.6 years.

Restricted Stock Units
The following table summarizes RSU and PRSU activity during the three months ended March 31, 2022:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,174,087	$2.53
RSUs and PRSUs granted	1,466,954	0.83
RSUs and PRSUs vested	(749,254)	1.34
RSUs and PRSUs canceled	(48,159)	2.86
Outstanding at March 31, 2022	1,843,628	$1.65
The weighted-average grant date fair value of RSUs and PRSUs granted during the three months ended March 31, 2021 was $2.56 per share. The total fair value of RSUs and PRSUs vested during the three months ended March 31, 2022 and 2021 was approximately $1.0 million and $0.3 million, respectively.
At March 31, 2022, estimated unrecognized compensation expense related to RSUs and PRSUs grants was approximately $2.7 million.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,296,091	$3.21	6.31	$—
Options granted	1,804,700	0.83
Options exercised	—	—
Options canceled	(1,096,423)	3.12
Outstanding at March 31, 2022	9,004,368	$2.74	7.53	$4
Vested and expected to vest at March 31, 2022	9,004,368	$2.74	7.53	$4
Exercisable at March 31, 2022	4,609,717	$3.75	5.86	$—
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the three months ended March 31, 2022 and 2021 was $0.53 and $1.51 per share, respectively.
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$455	$391
General and administrative	883	488
Total	$1,338	$879
As of March 31, 2022, total unrecognized share-based compensation expense related to unvested stock options was approximately $4.1 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

Revenue Recognition
As of March 31, 2022, the Company determined the transaction price is equal to the up-front fee of $30.0 million plus the research and development funding of $31.2 million, plus milestones achieved of $2.8 million. The common stock issued pursuant to the Mundipharma Stock Purchase Agreement was determined to be issued at fair market value after applying a lack of marketability discount as Mundipharma received restricted shares. Therefore, no additional premium or discount was allocated to the transaction price of the Mundipharma Collaboration Agreement for the share issuance. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Mundipharma Collaboration Agreement, as well as the amount of revenue allocated to each distinct significant performance obligation, is as follows:
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
Milestone Payments. The Company determined that as of March 31, 2022, all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. In November 2020, the Company achieved a $11.1 million milestone under the Mundipharma Collaboration Agreement, which is recorded as long-term deferred revenue as of March 31, 2022 because the rights to consideration is not expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. In December 2021, the Company achieved a $2.8 million milestone under the Mundipharma Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with the milestone has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as deferred revenue at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for this milestone in January 2022.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2022 or 2021.

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
Collaboration. The Company and Janssen will collaborate in the research, preclinical development and early clinical development of CD388 or another mutually-agreed influenza DFC development candidate, or, in each case, the Development Candidate, under a mutually-agreed research and development plan, or the Research Plan, with the objective of advancing such Development Candidate through the completion of mutually-agreed Phase 1 clinical trials and the first Phase 2 clinical trial, or the Phase 2 Study. Unless otherwise agreed by the parties, the Company will be responsible for performing, or having performed, all investigational new drug application, or IND, -enabling studies and clinical trials under the Research Plan, and the Company will be the IND holder for the Research Plan clinical trials. Both parties will be responsible for conducting certain specified chemistry, manufacturing and controls development activities under the Research Plan. Janssen will be solely responsible, and reimburse the Company, for internal full-time equivalent and out-of-pocket costs incurred by the Company in performing Research Plan activities in accordance with a mutually-agreed budget. In addition, upon the effectiveness of the Janssen Collaboration Agreement, Janssen will also reimburse the Company for certain costs incurred by the Company in independently performing certain research and development activities from the execution of the Janssen Collaboration Agreement until its effectiveness.
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
Revenue Recognition
As of March 31, 2022, the Company determined the transaction price is equal to the up-front fee of $27.0 million plus the research and development funding of $59.9 million, plus milestones achieved of $3.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Janssen Collaboration Agreement, as well as the amount of revenue allocated to each distinct significant performance obligation, is as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Janssen in May 2021, therefore the Company recognized the revenue related to this performance obligation in the amount of $27.0 million in May 2021 as collaboration revenue in its condensed consolidated statements of operations and comprehensive loss.
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
Milestone Payments. The Company determined that as of the latest financial statement date all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. In March 2022, the Company achieved a $3.0 million milestone under the Janssen Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with the milestone has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as deferred revenue at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for this milestone in May 2022.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2022.

Contract Liabilities
The following table presents a summary of the activity in the Company's contract liabilities (recorded as deferred revenue on the balance sheet) pertaining to the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement during the three months ended March 31, 2022 (in thousands):

Opening balance, December 31, 2021	$32,333
Payments received in advance	—
Payments receivable	1,508
Revenue from performance obligations satisfied during reporting period	(2,352)
Closing balance, March 31, 2022	$31,489

Current portion of deferred revenue	$14,260
Long-term portion of deferred revenue	17,229
Total deferred revenue, March 31, 2022	$31,489
As of March 31, 2022, aggregate transaction price allocated to performance obligations that are unsatisfied is $15.5 million and $48.9 million under the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement, respectively. These amounts are expected to be recognized over 1.75 years which represent the remaining research periods under the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement.
As of March 31, 2022, the Company recorded $0.1 million and $8.6 million in accounts receivable associated with the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement, respectively.
The following table presents our contract revenues disaggregated by timing of revenue recognition and excludes royalty revenue (in thousands):

	Three Months Ended March 31, 2022
	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
Research and Development Services	$—	$2,274
Clinical Supply Services	—	252
Total revenue from Mundipharma Collaboration Agreement	$—	$2,526

Revenue from Janssen Collaboration Agreement:
License of Intellectual Property	$816	$—
Research and Development Services	—	2,356
Clinical Supply Services	—	1,411
Total revenue from Janssen Collaboration Agreement	$816	$3,767

	Three Months Ended March 31, 2021
	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
Research and Development Services	$—	$2,331
Clinical Supply Services	—	77
Total revenue from Mundipharma Collaboration Agreement	$—	$2,408

8. COMMITMENTS AND CONTINGENCIES
Lease Obligations
On July 14, 2021, the Company entered into a sixth amendment to its lease with Nancy Ridge Technology Center, L.P. which extended the term of the lease by an additional 24 months and increases the base rent to $103,733 per month effective January 1, 2022, subject to 3% increases every January. The lease expires on December 31, 2023 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. As of March 31, 2022, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. The incremental borrowing rate used in measuring the Company's lease liability was 10.8%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company's operating lease as of March 31, 2022 (in thousands):

2022	1,020
2023	1,400
Total undiscounted operating lease payments	$2,420
Less: Imputed interest	(226)
Present value of lease payments	$2,194
The balance sheet classification of the Company's operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$2,030

Current portion of lease liability	$1,190
Lease liability	1,004
Total operating lease liability	$2,194
As of March 31, 2022, the weighted average remaining lease term was 1.8 years.
Cash paid for amounts included in the present value of operating lease liabilities was $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.
Operating lease costs were $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021 respectively. These costs are primarily related to the Company's long-term operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
9. SUBSEQUENT EVENTS
On April 20, 2022, the Company entered into a Letter Agreement with Mundipharma, which amended the Mundipharma Collaboration Agreement, under which the Company is eligible to receive prepayment of one milestone payable pursuant to Section 5.4 of the Mundipharma Collaboration Agreement as reimbursement for the cost of the Company continuing or conducting certain rezafungin development activities, up to a total of $11.1 million. Any such amounts prepaid by Mundipharma will be deducted from the milestone anticipated to be payable in 2022 to the Company by Mundipharma pursuant to the Mundipharma Collaboration Agreement. If not prepaid, the remaining portion of such milestone will be due upon achievement of the applicable triggering event as set forth in the Mundipharma Collaboration Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, and our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 7, 2022.
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
In addition, we are using our Cloudbreak platform to develop a potential new class of drugs called drug-Fc conjugates, or DFCs, for the prevention and treatment of serious diseases. Our initial development programs target influenza and other viral infections, including RSV, the SARS-CoV-2 strains causing COVID-19, and HIV. In addition, we have recently expanded the Cloudbreak platform to discover and develop DFCs to treat cancer.
Our business is subject to various trends, events or uncertainties that are reasonably likely to cause our reported financial information not to be necessarily indicative of future operating results or of future financial condition. As discussed below, the COVID-19 pandemic has delayed our conduct of clinical trials and other key activities and there is uncertainty regarding the emergence of potential new COVID-19 strains. We may also be impacted by broader macroeconomic conditions, high inflation, and supply chain disruptions. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has recently experienced significant decreases in value. This volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance. These and other uncertainties are discussed in greater detail below.
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
The COVID-19 pandemic continues to affect areas in which we operate, and we believe the outbreak continues to have a negative impact on our operating results and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. Given these uncertainties and new information that may continue to emerge about COVID-19 strains, the full extent of the impact of the COVID-19 pandemic cannot be accurately predicted at this time, and we remain unable to reasonably estimate the related impact to our business, operating results and financial condition, if any. We will continue to evaluate and actively monitor the impact of the COVID-19 pandemic on our business.
Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the first-line treatment and prevention of serious, invasive fungal infections which are associated with high mortality rates.
ReSTORE Phase 3 clinical trial
In December 2021, we reported positive topline results from ReSTORE, our Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis (NCT03667690). ReSTORE was a global, randomized, double-blind, controlled trial evaluating the efficacy and safety of rezafungin as a potential first-line treatment for candidemia and invasive candidiasis. ReSTORE enrolled 187 patients and evaluated one 400 milligram, or mg, dose of rezafungin for the first week followed by 200 mg of rezafungin dosed once-weekly for up to four weeks in total. The treatment arm was compared to approved daily dosing of caspofungin in a 1:1 randomization.
Results from the ReSTORE trial showed:
•Rezafungin met the primary endpoint for the U.S. Food and Drug Administration, or FDA, New Drug Application, or NDA, submission of all-cause mortality at Day 30 of 23.7% for rezafungin compared to 21.3% for caspofungin (difference, 2.4; 95% CI for risk difference -9.7 to 14.4); and
•Rezafungin also met the primary endpoint for the European Medicines Agency, or EMA, Marketing Authorization Application, or MAA, submission of global cure at Day 14 of 59.1% for rezafungin compared to 60.6% for caspofungin (difference, -1.1; 95% CI for risk difference -14.9 to 12.7).
To meet the pre-specified limit of non-inferiority, the upper (for all-cause mortality) and lower (for global cure) 95% confidence limits for the difference between arms must be within 20%. Both endpoints met the pre-specified 20% limit, establishing non-inferiority.
Patients receiving rezafungin were discharged from the intensive care unit, or ICU, a median 9.5 days earlier than patients receiving caspofungin (5.0 vs 14.5 days, respectively). Further data from the ReSTORE trial demonstrated high rates of early mycological efficacy with rezafungin:
•Negative blood culture at 24 hours was 53.7% for rezafungin versus 46.2% for caspofungin and 74.2% versus 64.1% at 48 hours; and
•Median time to negative blood culture was 23.9 hours for rezafungin versus 27.0 hours for caspofungin (p=0.175).
Rezafungin was generally well tolerated. Overall rates of adverse events and serious adverse events were comparable in patients receiving rezafungin and caspofungin. Rates of adverse events leading to study drug discontinuation were also similar for rezafungin and caspofungin.
We have completed the ReSTORE trial and conducted the primary analyses required for potential approval in the U.S. and Europe. Enrollment of patients in China continues to support Chinese regulatory filings.

STRIVE Phase 2 clinical trial
In March 2018 and July 2019, we reported positive topline results from Parts A and B, respectively, of STRIVE, our global, randomized Phase 2 clinical trial of rezafungin (NCT02734862). STRIVE was an international, multicenter, double-blind clinical trial evaluating the safety, tolerability and efficacy of once-weekly dosing of rezafungin compared to once-daily dosing of caspofungin in patients with candidemia and/or invasive candidiasis. In the STRIVE clinical trial, rezafungin met all of its objectives for efficacy, safety and tolerability in the treatment of patients with candidemia and/or invasive candidiasis.
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
•All-cause mortality at Day 30, the primary endpoint for the FDA, was 18.7% for rezafungin and 19.4% for caspofungin (weighted mortality difference, -1.5%; 95% CI: -10.7 to 7.7, stratified analysis by study).
•Mycological eradication at Day 5 and Day 14 was 73.4% and 71.9%, respectively, for rezafungin and 64.5% and 68.4%, respectively, for caspofungin.
•Mycological eradication at Day 5 for patients with candidemia only was 80.0% for rezafungin and 67.8% for caspofungin.
•The percentage of subjects with negative blood culture at 24 hours was 60.0% for rezafungin versus 49.1% for caspofungin and 77.7% versus 63.5% at 48 hours.
•Patients receiving rezafungin had faster median time to negative blood culture (22.3 hours) compared to caspofungin (26.3 hours) (p=0.0051).
Both the STRIVE and ReSTORE trials demonstrated similar tolerability outcomes for rezafungin and caspofungin and did not reveal any concerning trends in treatment emergent adverse events or serious adverse events.
Pre-NDA meetings with the FDA
Following recent positive pre-NDA interactions with the FDA , we remain on track to submit our NDA for rezafungin for the treatment of candidemia and/or candidiasis, based on Phase 2 STRIVE and Phase 3 ReSTORE clinical studies, in mid-2022.
ReSPECT Phase 3 clinical trial
We are currently conducting the ReSPECT, single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial (NCT04368559) in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly doses out to 90 days, is being compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for the FDA and EMA is fungal-free survival at day 90. We expect this trial to enroll approximately 462 patients. While the ReSPECT trial remains open for enrollment, we continue to monitor the near- and long-term impact of COVID-19 on the ability of our clinical investigators to recruit patients at each of our global clinical trial sites.
Mundipharma Collaboration Agreement
On September 3, 2019, we announced a strategic partnership with Mundipharma to develop and commercialize rezafungin in an intravenous formulation for the treatment and prevention of invasive fungal infections. Under the terms of the Collaboration and License Agreement, or the Mundipharma Collaboration Agreement, with Mundipharma Medical Company, or Mundipharma, we granted Mundipharma an exclusive, royalty-bearing license to develop, register and commercialize rezafungin outside the U.S. and Japan. The total potential transaction value is $568.4 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones.
As of March 31, 2022, we have received $9.0 million from the sale of our equity to Mundipharma, a $30.0 million up-front payment and $42.3 million in global development funding, which includes an $11.1 million milestone payment we received in January 2021 which is creditable against future royalties payable to us. In addition, we received $2.8 million in January 2022 pursuant to a milestone achieved in December 2021.

Cloudbreak Platform
We believe our Cloudbreak platform has the potential to offer a fundamentally new approach to prevent and treat serious diseases, by developing product candidates designed to provide potent disease targeting activity and immune system engagement in a single long-acting molecule. Because serious disease often results when a pathogen or cancer cell evades or overcomes the host immune system, our Cloudbreak DFC candidates are designed to counter diseases in two ways: prevention of disease proliferation or immune evasion by directly targeting and, where applicable, by focusing the immune system on a pathogen or infected cell. We believe this is a potentially transformative approach, distinct from current therapies, monoclonal antibodies and vaccines. In addition, DFCs are designed to have several advantages, including:
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
Our lead Cloudbreak candidates are DFCs for the prevention and treatment of influenza, or influenza DFCs. In September 2020, we nominated CD388, our influenza DFC, as a development candidate. CD388 is similar to our previous development candidate, CD377, but provides the potential for longer-lasting protection from influenza. We submitted an IND for CD388 in December 2021. In March 2022, we initiated a Phase 1 trial for CD388 under an IND. The Phase 1 trial (NCT05285137), which dosed its first healthy volunteer in mid-March 2022, is a randomized, double-blind, dose-escalation study to determine the safety, tolerability and pharmacokinetics of intramuscular and subcutaneous administration of CD388 in healthy subjects. To date, dosing of the first three cohorts have been completed and the fourth dosing cohort is advancing as planned. This trial is fully funded by Janssen as part of the Janssen Collaboration Agreement (as defined below).
The Cloudbreak platform has also enabled us to expand the development of DFCs to target other life-threatening viruses, including RSV and HIV. In response to the global pandemic, we are also leveraging our Cloudbreak platform to identify new DFCs against Coronavirus including the strains causing COVID-19. In addition, we have expanded the Cloudbreak platform beyond infectious diseases to discover and develop highly potent DFCs that can target multiple pathways with a single DFC for oncologic diseases.
Janssen Collaboration Agreement
On March 31, 2021, we entered into the exclusive, worldwide license and collaboration agreement, or the Janssen Collaboration Agreement, with Janssen Pharmaceuticals, Inc., or Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, to develop and commercialize one or more DFCs based on our Cloudbreak platform for the prevention and treatment of influenza.
Under the terms of the Janssen Collaboration Agreement, we will collaborate in the research, preclinical and early clinical development of CD388, under a mutually-agreed research plan with the objective of advancing development through Phase 1 clinical trials and the first Phase 2a clinical trial. We will be responsible for performing all IND-enabling nonclinical studies and early-stage clinical trials under the research plan. Both parties will be responsible for conducting certain specified chemistry, manufacturing and controls development activities under the research plan. Janssen will be solely responsible, and reimburse us for internal personnel and out-of-pocket costs incurred in performing the research plan activities in accordance with an agreed budget. After completion of the research plan and upon its election to proceed with development, Janssen will be solely responsible for late-stage development, manufacturing, licensure and commercialization. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid us an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we are entitled to reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting research plan activities. As of March 31, 2022, we have received the $27.0 million up-front payment and $10.2 million in research and development reimbursements. In addition, we received $3.0 million in May 2022 pursuant to a milestone achieved in March 2022.
We are eligible to receive up to an additional $237.0 million in development and regulatory milestone payments from Janssen for successful completion of certain activities over the next several years, including but not limited to Janssen's decision to proceed with clinical development and initiation of a pivotal trial. In addition, we may be eligible to receive approximately $455.0 million in commercial milestones as well as royalties on tiers of annual net sales of products at rates from the mid-single digits to the high-single digits.

Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of March 31, 2022, we had an accumulated deficit of $395.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
In connection with the preparation of our financial statements for the three month period ended March 31, 2022, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents may not be sufficient to fund our obligations for twelve months from the issuance of these financial statements. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt and other non-dilutive financing alternatives, or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
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
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Rezafungin	$12,121	$9,009
Cloudbreak platform	2,758	2,120
Personnel costs	4,614	4,289
Other research and development expenses	673	431
Total research and development expenses	$20,166	$15,849
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
CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon unaudited financial statements that we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reporting periods. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K, the significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:
Revenue Recognition
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or Topic 606, which applies to all contracts with customers, except for elements of certain contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or service we transfer to a customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and identify those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
In a contract with multiple performance obligations, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation. The estimation of the stand-alone selling price(s) may include estimates regarding forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a performance obligation and, therefore, revenue recognized will be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
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
At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being reached. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or a collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of milestones that are within our or a collaboration partner’s control, such as operational development milestones and any related constraint, and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect collaboration revenues and earnings in the period of adjustment. Revisions to our estimate of the transaction price may also result in negative collaboration revenues and earnings in the period of adjustment.
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
Stock-Based Compensation
We account for stock-based compensation expense related to stock options, restricted stock units, or RSUs, performance RSUs, or PRSUs, and employee stock purchase plan, or ESPP, rights by estimating the fair value on the date of grant. We estimate the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The fair value of RSUs and PRSUs granted to employees is estimated based on the closing price of our common stock on the date of grant.
The assumptions included in the Black-Scholes option pricing model include (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award, and (d) the expected dividend yield. We computed the historical volatility data using the daily close prices for our common stock during the equivalent period of the calculated expected term of our stock-based awards. We estimated the expected life of employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.
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
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Collaboration revenue	$7,109	$2,408	$4,701
Research and development expense	20,166	15,849	4,317
General and administrative expense	5,204	4,781	423
Other expense, net	(20)	(70)	50
Collaboration revenue
Collaboration revenue was $7.1 million for the three months ended March 31, 2022 and $2.4 million for the three months ended March 31, 2021. Revenue for the three months ended March 31, 2022 relates to ongoing research and development and clinical supply services provided to Mundipharma and Janssen of $2.5 million and $3.1 million, respectively, as well as $1.5 million of revenue recognized upon the achievement of a milestone under the Janssen Collaboration Agreement. Revenue for the three months ended March 31, 2021 relates to ongoing research and development and clinical supply services provided to Mundipharma.
Research and development expenses
Research and development expenses were $20.2 million for the three months ended March 31, 2022 and $15.8 million for the three months ended March 31, 2021. The increase in research and development expenses is primarily due to higher clinical expenses associated with the drug manufacturing costs for rezafungin, higher clinical expenses associated with the Janssen Collaboration Agreement, and higher consulting and personnel costs.
General and administrative expenses
General and administrative expenses were $5.2 million for the three months ended March 31, 2022 and $4.8 million for the three months ended March 31, 2021. The increase in general and administrative expenses is primarily due to higher consulting and legal costs, offset by a decrease in personnel costs.
Other expense, net
Other expense, net during the three months ended March 31, 2022 and March 31, 2021 related primarily to interest expense in connection with our loan from Pacific Western Bank, offset by interest income generated from cash held in interest-bearing investments.

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
We are eligible to receive up to $237.0 million in development and regulatory milestone payments from Janssen for successful completion of certain activities over the next several years, including but not limited to Janssen's decision to proceed with clinical development and initiation of a pivotal trial. In addition, we may be eligible to receive approximately $455.0 million in commercial milestones as well as royalties on tiers of annual net sales of products at rates from the mid-single digits to the high-single digits.
On November 8, 2018, we entered into the controlled equity offering sales agreement with Cantor Fitzgerald & Co, or the Sales Agreement, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. As of March 31, 2022, the aggregate offering price remaining under the Sales Agreement was $48.0 million.
The maturity date of our loan with Pacific Western Bank is July 3, 2022, at which time all obligations under the Loan Agreement will be due and payable. As of March 31, 2022, future principal payments due under the loan agreement were $1.5 million.
Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2023 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to the Company. As of March 31, 2022, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments are $2.4 million as of March 31, 2022.
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
As of March 31, 2022, we had $38.0 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(23,608)	$(1,793)
Investing activities	(84)	(12)
Financing activities	(611)	7,645
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(24,303)	$5,840

Operating activities
Net cash used in operating activities was $23.6 million for the three months ended March 31, 2022, compared to net cash used in operating activities of $1.8 million for the three months ended March 31, 2021. Cash used in operating activities for the three months ended March 31, 2022 was primarily attributable to a net loss of $18.3 million and included $2.8 million for a milestone achieved in December 2021 under the Mundipharma Collaboration Agreement, which was received in January 2022. Cash used in operating activities for the three months ended March 31, 2021 was primarily attributable to a net loss of $18.3 million and included $11.1 million for a milestone achieved in November 2020 under the Mundipharma Collaboration Agreement, which was received in January 2021. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our investing activities during the three months ended March 31, 2022 and 2021 consisted of purchases of property and equipment.
Financing activities
Net cash used in financing activities during the three months ended March 31, 2022 primarily consisted of net proceeds of $0.5 million from the sale of 644,265 shares of common stock under the Sales Agreement, after deducting placement agent fees, offset by principal payments of $1.1 million made in connection with our loan from Pacific Western Bank. Net cash provided by financing activities during the three months ended March 31, 2021 primarily consisted of net proceeds of $8.8 million from the sale of 3,412,787 shares of common stock under the Sales Agreement, after deducting placement agent fees, offset by principal payments of $1.1 million made in connection with our loan from Pacific Western Bank.
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

As of March 31, 2022, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022 due to a material weakness in internal control over financial reporting described below.
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
Material Weakness in Internal Control Over Financial Reporting
We determined that our review control over the evaluation of applicable accounting standards and assessment of completeness and accuracy of valuation assumptions, related to non-routine transactions that include collaboration revenue, was not appropriately designed or operating effectively. While this improper design and operation did not result in a material error in the annual or interim financial statements, there is a reasonable possibility that a material misstatement in the annual or interim financial statements would not have been detected. Based on these factors, we concluded that the control deficiency noted above represents a material weakness.
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation of Material Weakness
We are committed to maintaining a strong internal control environment and implementing measures to ensure that the control deficiency identified above is remediated as soon as possible. Management is in the process of implementing a remediation plan, which includes adding additional layers of review by members of our management team regarding the evaluation of applicable accounting standards and completeness and accuracy of valuation assumptions related to non-routine transactions that include collaboration revenue. The remediation actions are being monitored by the Audit Committee of our Board of Directors.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Risk Factor Summary
Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered.
•Our operations, business and financial results have been and could continue to be adversely impacted by the current public health pandemic related to COVID-19.
•We depend heavily on the success of rezafungin, currently in Phase 3 clinical development, and CD388, currently in Phase 1 clinical development, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.
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
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of rezafungin, currently in Phase 3 clinical development, and CD388, currently in Phase 1 clinical development, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.*
We are currently conducting two Phase 3 clinical trials of rezafungin. We have completed the ReSTORE trial and conducted the primary analyses required for potential approval in U.S. and Europe but are continuing to enroll and treat patients in China to support Chinese regulatory filings. The ReSPECT trial is currently enrolling globally. We have received IND clearance from the FDA allowing us to begin enrolling subjects in March 2022 in our first Phase 1 clinical trial of CD388, our DFC for prevention and treatment of influenza. We are also conducting in vitro and in vivo preclinical studies of other product candidates from our Cloudbreak program for viral infections and oncology indications. Our assumptions about why rezafungin and CD388 are worthy of continued development, as well as our assumptions about the markets for rezafungin, CD388 or any other potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of marketing approval for rezafungin and CD388, and the regulatory paths for marketing approval for additional products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin, CD388 and any other product candidates we may develop will depend on many factors, including the following:
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
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*
We have limited financial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential than opportunities we pursue. For example, we believe that a supplemental NDA, or sNDA, filing for rezafungin adding the prophylaxis indication can be supported by one Phase 3 trial in prophylaxis, together with the data from our Phase 3 clinical trial in the treatment of candidemia and invasive candidiasis and the remainder of our rezafungin treatment program, however, if financial constraints require us to choose between our planned rezafungin treatment and prophylaxis programs, we may be required to choose our treatment program and forego or delay our prophylaxis program.
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
We expect that if we are successful in developing influenza product candidates identified through our Cloudbreak program, such product candidates will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including influenza vaccines, neuraminidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak platform for the treatment or prevention of other serious diseases, such as RSV, the SARS-CoV-2 strains causing COVID-19, HIV, and various cancers. We are aware of a large number of approved and investigational therapies in these areas also.
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
Many of our competitors have significantly greater name recognition, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These same competitors may invent technology that competes with our rezafungin program, CD388, or our Cloudbreak platform.
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
We may not be successful in our efforts to identify, discover, and develop potential product candidates through our Cloudbreak platform or otherwise.*
Through our Cloudbreak platform, we are developing DFCs for the treatment and prevention of serious diseases, including influenza, RSV, the SARS-CoV-2 strains causing COVID-19, HIV, and various cancers. We have nominated the DFC CD388 as our lead development candidate for influenza. In applying our Cloudbreak platform, we may not be successful in identifying additional DFCs that could be developed as drug therapies. In addition, our Cloudbreak platform may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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

Risks Related to Our Financial Position and Need for Additional Capital
We need substantial additional funding to complete the development of rezafungin and to advance CD388 and our Cloudbreak program.*
In connection with the preparation of our financial statements for the period ended March 31, 2022, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance CD388 and other product candidates from our Cloudbreak program is also dependent on our ability to obtain additional funding.
On September 3, 2019, we entered into the Mundipharma Collaboration Agreement, pursuant to which we granted Mundipharma exclusive commercialization rights to rezafungin outside the U.S. and Japan in exchange for a $30.0 million upfront payment, near-term funding to support the global Phase 3 ReSTORE and ReSPECT trials, and the potential to receive development, regulatory and commercial milestone payments and double-digit royalties on product net sales. The Mundipharma Collaboration Agreement requires, among other things, that we complete the rezafungin development program. On March 31, 2021, we entered into the Janssen Collaboration Agreement, to develop and commercialize our Cloudbreak DFCs for the prevention and treatment of seasonal and pandemic influenza. Under the collaboration, we will be responsible for the development and manufacturing of the first influenza DFC, CD388, into the clinic and through Phase 2 clinical development, and Janssen will be responsible for late-stage development, manufacturing, registration and global commercialization. We received an upfront payment of $27.0 million. Janssen will fund all future research, development, manufacturing and commercialization for CD388, of which Janssen has funded $10.2 million as of March 31, 2022. Our ability to meet our development obligations under the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement depends on our ability to obtain additional funding.
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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of March 31, 2022, we had cash, cash equivalents, and restricted cash of $38.0 million.
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
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity, debt or other financing structures, receipt of payments under the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement, as well as potentially entering into other collaborations, strategic alliances or licensing arrangements with third parties or receiving government and/or charitable grants or contracts. In November 2018, we entered into the Sales Agreement which currently has an aggregate offering price of up to $50.0 million, and, other than the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement, it is our only current external source of potential financing.
In September 2019, we issued $9.0 million of our common stock to Mundipharma in connection with entering into the Mundipharma Collaboration Agreement. In February 2020, we issued $30.0 million of our common stock and Series X Preferred Stock upon the closing of a rights offering. In October 2021, we issued $38.5 million of our common stock and Series X Preferred Stock upon the closing of concurrent but separate public offerings. As of March 31, 2022, we have issued 11,779,452 shares of common stock pursuant to the Sales Agreement with an aggregate offering price of approximately $30.2 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma, the sale of our common stock and Series X Preferred Stock issued in our rights offering, the sale of our common stock and Series X Preferred Stock in our concurrent public offerings or the sale of common stock under the Sales Agreement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
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

The terms of our term loan facility place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement governing the debt facility may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.*
In October 2016, we entered into a loan and security agreement with Pacific Western Bank, or the Loan Agreement, as amended in June 2018, July 2018, November 2019, March 2021 and April 2022 under which we borrowed $10.0 million, subject to certain terms and conditions set forth therein.
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

We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*
Since our inception, we have incurred significant operating losses. Our net losses were $18.3 million and $18.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $395.4 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We are currently conducting the ReSPECT and ReSTORE China Phase 3 clinical trials of rezafungin, Phase 1 study of CD388, and preclinical studies of our other DFCs. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
•submit INDs to the FDA and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards at clinical trial sites;
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
We intend to continue to rely on third parties to conduct our clinical trials and to conduct some aspects of our research and preclinical testing and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.*
We currently rely and expect to continue to rely on third parties, such as CROs, contract manufacturers of clinical supplies, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and to conduct some aspects of our research and preclinical testing. Many of these third parties may terminate their engagements with us at any time. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If we need to enter into alternative arrangements, it would delay our product development activities.
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
We have no experience manufacturing product candidates on a clinical or commercial scale and will be dependent on third parties for the manufacture of our product candidates. If we experience problems with any of these third parties, they could delay clinical development or marketing approval of our product candidates or our ability to sell any approved products.*
We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical studies and clinical trials and for commercial supply of any of these product candidates should we obtain marketing approval.
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

Third-party manufacturers may not be able to comply with current U.S. Good Manufacturing Practice requirements, or cGMPs, or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with cGMPs or other applicable regulations, even if such failures do not relate specifically to our product candidates or approved products, could result in sanctions being imposed on us or the manufacturers, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could adversely affect supplies of our product candidates and harm our business and results of operations.
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
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our product candidates and our ability to generate revenue will be impaired.*
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, release, safety, efficacy, regulatory filings, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the U.S. and by comparable authorities in other countries. For example, in order to commence clinical trials of our product candidates in the U.S., we must file an IND and obtain FDA agreement to proceed. The FDA may place our development program on clinical hold and require further preclinical testing prior to allowing our clinical trials to proceed.
We must obtain marketing approval in each jurisdiction in which we market our products. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not submitted a marketing application or received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. As a company we have not previously submitted an NDA, and we may not be able to prepare our contract manufacturers and clinical sites for inspection associated with NDA review, or appearing before an FDA advisory committee, if required. Failure to submit a substantially complete NDA for rezafungin may result in a Refusal to File decision from the FDA, and even if filed, our NDA may receive a Complete Response Letter rather than approval. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process, testing and release and inspection of manufacturing facilities and personnel by the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
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
If our information technology systems or sensitive information, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*
In the ordinary course of our business, we may collect, store, use, transmit, receive, generate, transfer, disclose, make accessible, protect, secure, dispose of, share and otherwise process sensitive, proprietary and confidential information, including, but not limited to, intellectual property, proprietary business information owned or controlled by ourselves or our customers, financial information and personal data (including protected health information) (collectively, sensitive information). We are dependent upon our own or third-party information technology systems, infrastructure and sensitive information, including mobile technologies, to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. The secure collection, storage, use, transmission and processing of such information is vital to our operations and business strategy. Any actual or perceived breach of our security measures or those of our third-party service providers, consultants, or contractors could adversely affect our business, operations, financial condition, and future prospects.
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
We and the third parties upon which we rely may be subject to additional threats, including, but not limited to, the deployment of harmful malware (including as a result of advanced persistent threat intrusions), ransomware, viruses, worms, denial-of-service attacks (such as credential stuffing), supply chain attacks, social engineering schemes (including through phishing attacks) and other means to affect service reliability and threaten the confidentiality, integrity and availability of sensitive information, which may compromise our, or our third-party service providers’, consultants’, or contractors’ system infrastructure or lead to data leakage or misdirected payments to and from us. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of security incidents. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. To the extent that any disruption or security incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of sensitive information, we could incur liability and reputational damage. In addition, these incidents could result in disrupted operations, lost opportunities, misstated financial data, increased costs arising from the implementation of additional security protective measures and litigation costs.
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
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*
In the ordinary course of business, we process sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various foreign and domestic laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, and their respective implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information. Such laws may apply to us, our customers or our service providers. Most healthcare providers in the U.S., including institutions from which we may obtain customer data, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. A person may be prosecuted for alleged HIPAA violations either directly or indirectly, such as under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial civil and criminal penalties and liabilities if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
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
The global data protection landscape is also rapidly evolving, and we expect there will continue to be new and proposed laws, regulations, and industry standards concerning privacy, data protection, and information security. For example, the EU’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), and China’s Personal Information Protection Law, or PIPL, impose strict requirements for processing personal data. We cannot yet determine the impact that such future laws, regulations and standards may have on our business. The EU GDPR and UK GDPR impose stringent requirements and to date, have increased compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process their personal data. EU member states may allow enact additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the EU GDPR (or UK GDPR) and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the U.S. These requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The European Commission recently adopted new Standard Contractual Clauses, or SCCs, under the EU GDPR for personal data transfers outside the EEA, which may require us to expend significant resources to update our contractual arrangements and conduct personal data transfer impact assessments. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. Loss of our ability to transfer personal data from Europe may reduce demand for our services from companies subject to European data protection laws and also require us to increase our data processing capabilities in those jurisdictions at significant expense. Moreover, other countries outside of Europe

(e.g. China, Brazil) have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.
In addition to data privacy and security laws, we may be contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.
We may publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal data. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so, or may be perceived to have failed to do so. Despite our efforts, we may not be successful in achieving compliance if our personnel, customers, or service providers fail to comply with our policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Any failure or perceived failure by us, or third parties working on our behalf, to comply with applicable laws and regulations, any privacy and data security obligations pursuant to contract, our stated privacy or security policies, or obligations to customers or other third parties may result in governmental enforcement actions (including fines, penalties, judgments, settlements, imprisonment of company officials and public censure), civil claims, litigation, damage to our brand and reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our business, operations and financial performance. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.
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
The pharmaceutical industry in China is highly regulated and such regulations are subject to change which may affect approval and commercialization of our drugs.*
Currently, we conduct the ReSTORE trial in China and have exclusively licensed the rights to commercialize rezafungin, our investigational drug studied in the ReSTORE trial, in China to our third-party collaborator, Mundipharma. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. For example, in order to conduct a clinical trial in China, sponsors must not only obtain the approval of the National Medical Product Administration of China, but also a separate approval from or filing with the Ministry of Science and Technology under the Administrative

Regulations on Human Genetic Resources of the People's Republic of China, or HGR Regulation, for clinical trials involving HGR Materials or Information. Any failure to comply with these requirements could cause our ReSTORE trial to be suspended by governing authorities, may result in fines and also may constitute a breach under our agreements with third parties assisting us in the conduct of the trial in China, such as our CRO. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Certain changes or amendments to policy or law may result in increased compliance costs on our business or cause delays in the timely completion of the ReSTORE trial in China, or prevent the approval of rezafungin in China. Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our clinical activities in China.
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
For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. However, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. Further, the Affordable Care Act imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance were also enacted under the Affordable Care Act, which may affect our business practices with healthcare practitioners. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
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

In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives.
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
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.*
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Based on our evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022, we determined that we had a material weakness as of March 31, 2022 because our review control over the evaluation of applicable accounting standards and assessment of completeness and accuracy of valuation assumptions, related to non-routine transactions that include collaboration revenue, was not appropriately designed or operating effectively. While this improper design and operation did not result in a material error in the annual or interim financial statements, there is a reasonable possibility that a material misstatement in the annual or interim financial statements would not have been detected. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We are in the process of implementing a remediation plan, which includes adding additional layers of review by members of our management team regarding the evaluation of applicable accounting standards and completeness and accuracy of valuation assumptions related to non-routine transactions that include collaboration revenue. The remediation actions are being monitored by the Audit Committee of our Board of Directors. However, we cannot assure you that these efforts will remediate this material weakness in a timely manner, or at all, or that we will be able to maintain effective controls and procedures even if we remediate this material weakness. If we are unable to successfully remediate this material weakness, design or operate effective controls and procedures, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock.
We are required to disclose changes made in our internal control procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a “non-accelerated filer,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur additional expenses of remediation. In addition, if we are unable to remediate this material weakness, or if we are otherwise unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by The Nasdaq Global Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 69,049,247 shares of common stock outstanding as of March 31, 2022. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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

Cidara Therapeutics, Inc.

Date: May 11, 2022	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Preetam Shah, Ph.D., MBA
Preetam Shah, Ph.D., MBA
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer)