Form 10-Q
period 2022-06-30
Cidara Therapeutics, Inc.
filed 2022-08-09
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒
As of July 29, 2022, the registrant had 70,075,708 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,637	$59,680
Restricted cash	370	2,593
Accounts receivable	4,833	5,356
Prepaid expenses and other current assets	6,706	4,069
Total current assets	36,546	71,698
Property and equipment, net	201	256
Operating lease right-of-use asset	1,764	2,287
Other assets	1,013	1,084
Total assets	$39,524	$75,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,091	$1,301
Accrued liabilities	8,567	10,198
Accrued compensation and benefits	3,464	4,859
Current deferred revenue	14,730	13,920
Current portion of term loan	370	2,591
Current portion of lease liability	1,233	1,148
Total current liabilities	31,455	34,017
Long-term deferred revenue	15,351	18,413
Lease liability	679	1,322
Total liabilities	47,485	53,752
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021:
Series X Convertible Preferred Stock, $0.0001 par value; 4,947,759 shares authorized at June 30, 2022 and December 31, 2021; 1,870,713 shares issued and 1,818,472 shares outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 69,238,508 shares issued and outstanding at June 30, 2022 and 67,863,674 shares issued and outstanding at December 31, 2021	7	7
Additional paid-in capital	400,599	398,733
Accumulated deficit	(408,567)	(377,167)
Total stockholders' equity (deficit)	(7,961)	21,573
Total liabilities and stockholders' equity	$39,524	$75,325
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenues:
Collaboration revenue	$6,216	$32,863	$13,325	$35,271
Total revenues	6,216	32,863	13,325	35,271
Operating expenses:
Research and development	15,255	17,720	35,421	33,569
General and administrative	4,074	4,370	9,278	9,151
Total operating expenses	19,329	22,090	44,699	42,720
Income (loss) from operations	(13,113)	10,773	(31,374)	(7,449)
Other expense:
Interest expense, net	(6)	(62)	(26)	(132)
Total other expense, net	(6)	(62)	(26)	(132)
Net income (loss) and comprehensive income (loss)	(13,119)	10,711	(31,400)	(7,581)
Allocation of earnings to participating securities	—	(1,892)	—	—
Net income (loss) attributable to common stockholders	$(13,119)	$8,819	$(31,400)	$(7,581)
Basic net earnings (loss) per common share	$(0.19)	$0.18	$(0.46)	$(0.16)
Diluted net earnings (loss) per common share	$(0.19)	$0.18	$(0.46)	$(0.16)

Shares used to compute basic net earnings (loss) per common share	69,133,700	48,677,008	68,638,651	47,826,812
Shares used to compute diluted net earnings (loss) per common share	69,133,700	59,323,220	68,638,651	47,826,812

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Operating activities:
Net loss	$(31,400)	$(7,581)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	2,016	1,750
Depreciation and amortization	77	107
Non-cash interest expense	1	8
Amortization of debt issuance costs	—	2
Amortization of operating lease right-of-use assets	523	422
Changes in assets and liabilities:
Accounts receivable	524	8,018
Prepaid expenses, other current assets, and other assets	(2,567)	(1,793)
Accounts payable and accrued liabilities	(483)	(1,838)
Accrued compensation and benefits	(1,324)	(512)
Deferred revenue	(2,252)	3,519
Operating lease liabilities	(559)	(455)
Net cash (used in) provided by operating activities	(35,444)	1,647

Investing activities:
Purchases of property and equipment	(100)	(29)
Net cash used in investing activities	(100)	(29)

Financing activities:
Proceeds from public offering of common stock, net of issuance costs	500	10,748
Proceeds from exercise of stock options	—	6
Principal repayments of Term Loan	(2,222)	(2,222)
Net cash (used in) provided by financing activities	(1,722)	8,532
Net (decrease) increase in cash, cash equivalents, and restricted cash	(37,266)	10,150
Cash, cash equivalents, and restricted cash at beginning of period	62,273	42,949
Cash, cash equivalents, and restricted cash at end of period	$25,007	$53,099

Supplemental disclosure of cash flows:
Interest paid	$38	$139
Non-cash investing activities:
Purchases of property and equipment, included in accounts payable and accrued liabilities	$—	$12
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$69	$252
Proceeds from public offering of common stock, net of issuance costs, included in prepaid expenses and other current assets	$—	$66
Issuance costs incurred but not yet paid, included in accounts payable and accrued liabilities	$720	$—

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Three and Six Months Ended June 30, 2022
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	1,818,472	$—	67,863,674	$7	$398,733	$(377,167)	$21,573
Public offering of common stock, net of issuance costs	—	—	644,265	—	500	—	500
Issuance of common stock for restricted share units vested	—	—	541,308	—	—	—	—
Stock-based compensation	—	—	—	—	1,165	—	1,165
Net loss	—	—	—	—	—	(18,281)	(18,281)
Balance, March 31, 2022	1,818,472	—	69,049,247	7	400,398	(395,448)	4,957
Issuance of common stock for restricted share units vested	—	—	5,042	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	184,219	—	69	—	69
Stock-based compensation	—	—	—	—	852	—	852
Issuance costs for underwritten public offering	—	—	—	—	(720)	—	(720)
Net loss	—	—	—	—	—	(13,119)	(13,119)
Balance, June 30, 2022	1,818,472	$—	69,238,508	$7	$400,599	$(408,567)	$(7,961)

	Three and Six Months Ended June 30, 2021
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2020	1,044,278	$—	44,876,408	$4	$345,411	$(334,700)	$10,715
Public offering of common stock, net of issuance costs	—	—	3,327,706	1	8,588	—	8,589
Issuance of common stock for exercise of options	—	—	486	—	1	—	1
Issuance of common stock for restricted share units vested	—	—	84,070	—	—	—	—
Stock-based compensation	—	—	—	—	879	—	879
Net loss	—	—	—	—	—	(18,292)	(18,292)
Balance, March 31, 2021	1,044,278	—	48,288,670	5	354,879	(352,992)	1,892
Public offering of common stock, net of issuance costs	—	—	1,050,928	—	2,058	—	2,058
Issuance of common stock for exercise of options	—	—	2,444	—	5	—	5
Issuance of common stock for restricted share units vested	—	—	18,530	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	145,696	—	252	—	252
Stock-based compensation	—	—	—	—	871	—	871
Net income	—	—	—	—	—	10,711	10,711
Balance, June 30, 2021	1,044,278	$—	49,506,268	$5	$358,065	$(342,281)	$15,789
See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious diseases. The Company is focused on infectious diseases and oncology. The Company’s lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin antifungal. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious, invasive fungal infections. In addition, the Company is using its Cloudbreak® platform to develop a potential new class of drugs called drug-Fc conjugates, or DFCs, for the prevention and treatment of serious diseases. The Company's most advanced DFC program is CD388, which is being developed for the prevention and treatment of influenza and is in Phase 1 clinical trials. Additional programs are targeting the SARS-CoV-2 strains causing COVID-19 and multiple solid tumor oncology indications.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At June 30, 2022, the Company had an accumulated deficit of $408.6 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At June 30, 2022, the Company had cash, cash equivalents and restricted cash of $25.0 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2022 and 2021.
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
See Note 4 for additional information.
Accounts Receivable
Accounts receivable are recorded at their net invoice value and are not interest bearing. The Company reserves specific receivables when collectability is no longer probable. These reserves are re-evaluated on a regular basis and are adjusted, as needed. Once a receivable is deemed to be uncollectable, such balance is recorded as an allowance for credit losses. No such allowance existed at June 30, 2022 or December 31, 2021.
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
Net Earnings (Loss) Per Share
The Company follows the guidance in FASB ASC 260, Earnings Per Share, or ASC 260, which establishes standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company. The guidance requires earnings to be hypothetically allocated between the common, preferred, and other participating stockholders based on their respective rights to receive non-forfeitable dividends, whether or not declared. Participating securities include Series X Preferred Stock (see Note 5). Basic net earnings per share is then calculated by dividing income allocable to common stockholders (after the reduction for any preferred stock and assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding for the period. The Company calculates diluted net earnings per share using the more dilutive of the (1) if-converted method or contingently issuable share method, as applicable, or (2) the two-class method.
Basic net loss per share is calculated by dividing the net loss allocable to common shares by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss allocable to common shares by the weighted-average number of common shares and dilutive stock equivalents outstanding for the period determined using the if-converted method. Dilutive common stock equivalents are comprised of warrants, Series X Convertible Preferred Stock, RSUs, PRSUs and options outstanding under the Company’s stock option plans. In loss periods, basic and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

The following table sets forth the computation of basic and diluted net earnings (loss) per common share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(13,119)	$10,711	$(31,400)	$(7,581)
Allocation of earnings to participating securities	—	(1,892)	—	—
Numerator for basic net earnings (loss) per share - net income (loss) attributable to common stockholders	$(13,119)	$8,819	$(31,400)	$(7,581)

Effect of participating securities:
Add back allocation of earnings to participating securities	—	1,892	—	—
Numerator for diluted net earnings (loss) per share - net income (loss) attributable to common stockholders after assumed conversions	$(13,119)	$10,711	$(31,400)	$(7,581)

Denominator:
Denominator for basic net earnings (loss) per share - common shares outstanding	69,133,700	48,677,008	68,638,651	47,826,812
Effect of dilutive securities:
Series X Convertible Preferred Stock, as converted	—	10,442,780	—	—
Common stock options, RSUs, PRSUs, and ESPP	—	203,432	—	—
Denominator for diluted net earnings (loss) per share - adjusted weighted average shares outstanding	69,133,700	59,323,220	68,638,651	47,826,812

Basic net earnings (loss) per common share	$(0.19)	$0.18	$(0.46)	$(0.16)
Diluted net earnings (loss) per common share	$(0.19)	$0.18	$(0.46)	$(0.16)
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net earnings (loss) per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock warrants	12,517,328	12,517,328	12,517,328	12,517,328
Series X Convertible Preferred Stock	18,184,720	—	18,184,720	10,442,780
Common stock options, RSUs and PRSUs issued and outstanding	11,025,711	8,736,943	11,025,711	8,926,448
Total	41,727,759	21,254,271	41,727,759	31,886,556
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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
June 30, 2022
Assets:
Cash and money market funds	$24,637	$24,637	$—	$—
Restricted cash and money market accounts	370	370	—	—
Total assets at fair value	$25,007	$25,007	$—	$—

December 31, 2021
Assets:
Cash and money market accounts	$59,680	$59,680	$—	$—
Restricted cash and money market accounts	2,593	2,593	—	—
Total assets at fair value	$62,273	$62,273	$—	$—
4. DEBT
Term Loan
On October 3, 2016, the Company entered into a loan and security agreement, or the Loan Agreement, with Pacific Western Bank, as the collateral agent and a lender, or the Lender, pursuant to which the Company has borrowed $10.0 million from the Lender, or the Term A Loan. At June 30, 2022, the Term A Loan bears interest at 5.5% and matures on July 3, 2022.
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
As of June 30, 2022, future principal payments due under the Loan Agreement, as amended, are as follows (in thousands):

Year ended:
December 31, 2022	$370
Total future principal payments due under the Loan Agreement	$370
5. STOCKHOLDERS’ EQUITY
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co, or the Sales Agreement. During the six months ended June 30, 2022 and 2021, the company sold 644,265 and 4,378,634 shares of common stock, respectively, for net proceeds of approximately $0.5 million and $10.6 million, respectively, after deducting placement agent fees. As of June 30, 2022, the aggregate offering price remaining under the Sales Agreement is $48.0 million.
2021 Public Offering
On October 13, 2021, the Company completed concurrent but separate public offerings of 17,064,511 shares of its common stock, including the exercise in full by the underwriters of their option to purchase an additional 2,225,805 shares of common stock, at a price to the public of $1.55 per share, and 774,194 shares of its Series X Convertible Preferred Stock at a price to the public of $15.50 per share, for aggregate gross proceeds of $38.5 million. The Company received total net proceeds of $35.8 million, after deducting underwriting discounts, commissions, and other expenses payable by the Company.
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at June 30, 2022.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share.
On August 12, 2020, at the request of certain holders, 52,241 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 522,410 shares of the Company’s common stock. As of June 30, 2022 and December 31, 2021, shares of preferred stock designated as Series X Convertible Preferred Stock totaled 4,947,759.
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of June 30, 2022. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Warrants
As of June 30, 2022 and December 31, 2021, warrants to purchase 12,517,328 shares of the Company's common stock were outstanding with a weighted average exercise price of $6.82 per share.

The warrants had no intrinsic value at June 30, 2022 and December 31, 2021. The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	June 30, 2022	December 31, 2021
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred Stock	18,184,720	18,184,720
Stock options, RSUs and PRSUs issued and outstanding	11,025,711	9,470,178
Authorized for future stock awards	3,049,647	2,436,984
Awards available under the ESPP	986,345	680,228
Total	45,763,751	43,289,438
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
During the six months ended June 30, 2022 and 2021, 184,219 shares and 145,696 shares, respectively, were issued pursuant to the ESPP. As of June 30, 2022, total unrecognized compensation expense related to the ESPP was approximately $0.4 million. This unrecognized compensation cost is expected to be recognized over approximately 0.7 years.

Restricted Stock Units
The following table summarizes RSU and PRSU activity during the six months ended June 30, 2022:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,174,087	$2.53
RSUs and PRSUs granted	1,466,954	0.83
RSUs and PRSUs vested	(754,296)	1.34
RSUs and PRSUs canceled	(52,950)	2.78
Outstanding at June 30, 2022	1,833,795	$1.65
The weighted-average grant date fair value of RSUs and PRSUs granted during the six months ended June 30, 2021 was $2.49 per share. The total fair value of RSUs and PRSUs vested during the six months ended June 30, 2022 and 2021 was approximately $1.0 million and $0.3 million, respectively.
At June 30, 2022, estimated unrecognized compensation expense related to RSUs and PRSUs grants was approximately $2.5 million.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,296,091	$3.21	6.31	$—
Options granted	2,005,700	0.80
Options exercised	—	—
Options canceled	(1,109,875)	3.11
Outstanding at June 30, 2022	9,191,916	$2.70	7.03	$—
Vested and expected to vest at June 30, 2022	9,191,916	$2.70	7.03	$—
Exercisable at June 30, 2022	5,177,319	$3.54	5.79	$—
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the six months ended June 30, 2022 and 2021 was $0.51 and $1.47 per share, respectively.
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$468	$399	$923	$790
General and administrative	384	472	1,267	960
Total	$852	$871	$2,190	$1,750
As of June 30, 2022, total unrecognized share-based compensation expense related to unvested stock options was approximately $3.7 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

7. SIGNIFICANT AGREEMENTS AND CONTRACTS
Mundipharma Collaboration Agreement
On September 3, 2019, the Company entered into the Mundipharma Collaboration Agreement with Mundipharma, a related party, for a strategic collaboration to develop and commercialize rezafungin in an intravenous formulation, or the Licensed Product for the treatment and prevention of invasive fungal infections.
Under the Mundipharma Collaboration Agreement, the Company is responsible for leading the conduct of an agreed global development plan, or the Global Development Plan, that includes the Company’s ongoing Phase 3 pivotal clinical trial of the Licensed Product for the treatment of candidemia and/or invasive candidiasis, or the ReSTORE Trial, and the Company’s ongoing Phase 3 pivotal clinical trial of the Licensed Product for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients, or the ReSPECT Trial, as well as specified GLP-compliant non‑clinical studies and chemistry, manufacturing and controls, or CMC, development activities for the Licensed Product. Mundipharma is responsible for performing all development activities, other than Global Development Plan activities, that may be necessary to obtain and maintain regulatory approvals for the Licensed Product in the Mundipharma Territory, at Mundipharma’s sole cost.
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
As of June 30, 2022, the Company retained the exclusive right to develop, register and commercialize the Licensed Product, Subcutaneous Product and Other Products in the Company Territory, and Mundipharma has granted the Company certain licenses under Mundipharma-controlled technology and jointly-developed technology to develop, register and commercialize Licensed Product, Subcutaneous Product and Other Products in the Company Territory and to manufacture such products and rezafungin worldwide.
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

Revenue Recognition
As of June 30, 2022, the Company determined the transaction price is equal to the up-front fee of $30.0 million plus the research and development funding of $31.2 million, plus milestones achieved of $2.8 million. The common stock issued pursuant to the Mundipharma Stock Purchase Agreement was determined to be issued at fair market value after applying a lack of marketability discount as Mundipharma received restricted shares. Therefore, no additional premium or discount was allocated to the transaction price of the Mundipharma Collaboration Agreement for the share issuance. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Mundipharma Collaboration Agreement, as well as the amount of revenue allocated to each distinct significant performance obligation, is as follows:
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
Milestone Payments. The Company determined that as of June 30, 2022, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. In November 2020, the Company achieved a $11.1 million milestone under the Mundipharma Collaboration Agreement, which is recorded as long-term deferred revenue as of June 30, 2022 because the rights to consideration is not expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. In December 2021, the Company achieved a $2.8 million milestone under the Mundipharma Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with the milestone has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as deferred revenue at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for this milestone in January 2022.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2022 or 2021.

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
Financial Terms. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid the Company an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, the Company is entitled to reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting Research Plan activities. The Company will also be entitled to receive up to an additional $695.0 million in development, regulatory and commercial milestone payments, as well as royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits.
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
Revenue Recognition
As of June 30, 2022, the Company determined the transaction price is equal to the up-front fee of $27.0 million, the research and development funding of $60.7 million, plus milestones achieved of $3.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Janssen Collaboration Agreement, as well as the amount of revenue allocated to each distinct significant performance obligation, is as follows:
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
Milestone Payments. The Company determined that as of the latest financial statement date all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. In March 2022, the Company achieved a $3.0 million milestone under the Janssen Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with the milestone has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as deferred revenue at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for this milestone in May 2022.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2022.

Contract Liabilities
The following table presents a summary of the activity in the Company's contract liabilities (recorded as deferred revenue on the balance sheet) pertaining to the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement during the six months ended June 30, 2022 (in thousands):

Opening balance, December 31, 2021	$32,333
Payments received in advance	1,357
Payments receivable	381
Revenue from performance obligations satisfied during reporting period	(3,990)
Closing balance, June 30, 2022	$30,081

Current portion of deferred revenue	$14,730
Long-term portion of deferred revenue	15,351
Total deferred revenue, June 30, 2022	$30,081
As of June 30, 2022, aggregate transaction price allocated to performance obligations that are unsatisfied is $13.9 million and $45.5 million under the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement, respectively. These amounts are expected to be recognized over 1.5 years which represent the remaining research periods under the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement.
As of June 30, 2022, the Company recorded $0.7 million and $4.1 million in accounts receivable associated with the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement, respectively.
The following table presents our contract revenues disaggregated by timing of revenue recognition and excludes royalty revenue (in thousands):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Point in Time	Over Time	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
Research and Development Services	$—	$1,746	$—	$4,020
Clinical Supply Services	—	177	—	429
Total revenue from Mundipharma Collaboration Agreement	$—	$1,923	$—	$4,449

Revenue from Janssen Collaboration Agreement:
License of Intellectual Property	$—	$—	$816	$—
Research and Development Services	—	2,629	—	4,985
Clinical Supply Services	—	1,664	—	3,075
Total revenue from Janssen Collaboration Agreement	$—	$4,293	$816	$8,060

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Point in Time	Over Time	Point in Time	Over Time
Revenue from Mundipharma Collaboration Agreement:
Research and Development Services	$—	$2,431	$—	$4,762
Clinical Supply Services	—	284	—	361
Total revenue from Mundipharma Collaboration Agreement	$—	$2,715	$—	$5,123

Revenue from Janssen Collaboration Agreement:
License of Intellectual Property	$27,000	$—	$27,000	$—
Research and Development Services	—	1,675	—	1,675
Clinical Supply Services	—	1,473	—	1,473
Total revenue from Janssen Collaboration Agreement	$27,000	$3,148	$27,000	$3,148
8. COMMITMENTS AND CONTINGENCIES
Lease Obligations
On July 14, 2021, the Company entered into a sixth amendment to its lease with Nancy Ridge Technology Center, L.P. which extended the term of the lease by an additional 24 months and increases the base rent to $103,733 per month effective January 1, 2022, subject to 3% increases every January. The lease expires on December 31, 2023 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. As of June 30, 2022, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. The incremental borrowing rate used in measuring the Company's lease liability was 10.8%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company's operating lease as of June 30, 2022 (in thousands):

2022	$680
2023	1,400
Total undiscounted operating lease payments	$2,080
Less: Imputed interest	(168)
Present value of lease payments	$1,912
The balance sheet classification of the Company's operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$1,764

Current portion of lease liability	$1,233
Lease liability	679
Total operating lease liability	$1,912
As of June 30, 2022, the weighted average remaining lease term was 1.5 years.
Cash paid for amounts included in the present value of operating lease liabilities was $0.7 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.
Operating lease costs were $0.7 million and $0.5 million for the six months ended June 30, 2022 and 2021 respectively. These costs are primarily related to the Company's long-term operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.

Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
9. SUBSEQUENT EVENTS
Melinta License Agreement
On July 26, 2022, the Company entered into a License Agreement, or the Melinta License Agreement, with Melinta Therapeutics, Inc., or Melinta, under which the Company granted Melinta an exclusive license to develop and commercialize products that contain or incorporate rezafungin in the U.S.
Melinta will be solely responsible for the commercialization of rezafungin in the U.S., at its sole expense. The Company will be responsible for conducting an agreed upon development plan that includes, among other activities, completion of the ongoing ReSPECT Phase 3 pivotal clinical trial for the prevention of invasive fungal infections in adult allogeneic blood and marrow transplant recipients. The Company will initially remain the holder of all U.S. Food and Drug Administration, or FDA, submissions, including the rezafungin IND and New Drug Application, or NDA. The FDA submissions will transfer to Melinta on a Transfer Date determined based on the status of the ReSPECT trial and the associated supplemental NDA for the prophylaxis indication. Following the Transfer Date, the Company will remain financially responsible for post-marketing commitments and other remaining development obligations and the costs for those will be deducted from royalties owed to the Company by Melinta.
The total potential transaction value is $460.0 million, including a $30.0 million upfront payment and up to $430.0 million in regulatory and commercial milestones. In addition, the Company is entitled to tiered royalties on U.S. sales in the low double digits to mid-teens.
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
In addition, we are using our Cloudbreak platform to develop a potential new class of drugs called drug-Fc conjugates, or DFCs, for the prevention and treatment of serious diseases. This technology couples potent inhibitors to a human antibody fragment to create highly potent, long-acting DFCs designed to simultaneously inhibit multiple disease targets. Our most advanced DFC program is CD388, which is being developed for the prevention and treatment of influenza and is in Phase 1 clinical trials. Additional programs are targeting the SARS-CoV-2 strains causing COVID-19 and multiple solid tumor oncology indications.
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
Recent Developments
NDA submitted to the FDA
On July 22, 2022, we submitted our New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for rezafungin for the treatment of candidemia and invasive candidiasis. We expect to be assigned a Prescription Drug User Fee Act target action date in the first quarter of 2023, if our NDA is accepted for filing following application validation.
Melinta License Agreement
On July 26, 2022, we entered into a License Agreement, or the Melinta License Agreement, with Melinta Therapeutics, Inc., or Melinta, under which we granted Melinta an exclusive license to develop and commercialize products that contain or incorporate rezafungin in the U.S.
Melinta will be solely responsible for the commercialization of rezafungin in the U.S., at its sole expense. We will be responsible for conducting an agreed upon development plan that includes, among other activities, completion of the ongoing ReSPECT Phase 3 pivotal clinical trial for the prevention of invasive fungal infections in adult allogeneic blood and marrow transplant recipients. We will initially remain the holder of all FDA submissions, including the rezafungin investigational new drug application, or IND, and NDA. The FDA submissions will transfer to Melinta on a Transfer Date determined based on the status of the ReSPECT trial and the associated supplemental NDA for the prophylaxis indication. Following the Transfer Date, we will remain financially responsible for post-marketing commitments and other remaining development obligations and the costs for those will be deducted from royalties owed to us by Melinta.
The total potential transaction value is $460.0 million, including a $30.0 million upfront payment and up to $430.0 million in regulatory and commercial milestones. In addition, we are entitled to tiered royalties on U.S. sales in the low double digits to mid-teens.
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
•Ability to engage different targets on the same target cell to decrease resistance or, in the case of a cancerous cell, to serve as a “drug cocktail” in a single molecule, which may improve response to treatment;
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

Our lead Cloudbreak candidates are DFCs for the prevention and treatment of influenza, or influenza DFCs. In September 2020, we nominated CD388, our influenza DFC, as a development candidate. We submitted an IND for CD388 in December 2021 and initiated a Phase 1 trial (NCT05285137) in March 2022. The Phase 1 trial is a randomized, double-blind, dose-escalation study to determine the safety, tolerability and pharmacokinetics of intramuscular and subcutaneous administration of CD388 in healthy subjects. Dosing of the first four cohorts have been completed and the fifth dosing cohort is advancing as planned. This trial is fully funded by Janssen as part of the Janssen Collaboration Agreement (as defined below).
The Cloudbreak platform has also enabled us to expand the development of DFCs to target other life-threatening viral diseases including Coronavirus strains causing COVID-19.
In addition, we have expanded the Cloudbreak platform beyond infectious diseases, to discover and develop highly potent DFCs that can target multiple immune checkpoint pathways with a single DFC for oncologic diseases.
On July 7, 2022, we presented preliminary data on our Oncology and Coronavirus DFCs as part of our Research and Development Day.
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
Under the terms of the Janssen Collaboration Agreement, we are collaborating in the research, preclinical and early clinical development of CD388, under a mutually-agreed research plan with the objective of advancing development through Phase 1 clinical trials and the first Phase 2a clinical trial. We are responsible for performing all IND-enabling nonclinical studies and early-stage clinical trials under the research plan. Both parties are responsible for conducting certain specified chemistry, manufacturing and controls development activities under the research plan. Janssen is solely responsible, and reimburses us for internal personnel and out-of-pocket costs incurred in performing the research plan activities in accordance with an agreed budget. After completion of the research plan and upon its election to proceed with development, Janssen will be solely responsible for late-stage development, manufacturing, licensure and commercialization. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid us an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we are entitled to reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting research plan activities. As of June 30, 2022, we have received the $27.0 million up-front payment and $15.8 million in research and development reimbursements. In addition, we received $3.0 million in May 2022 pursuant to a milestone achieved in March 2022.
We are eligible to receive up to an additional $237.0 million in development and regulatory milestone payments from Janssen for successful completion of certain activities over the next several years, including but not limited to Janssen's decision to proceed with clinical development and initiation of a pivotal trial. In addition, we may be eligible to receive approximately $455.0 million in commercial milestones as well as royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits.
Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the first-line treatment and prevention of serious, invasive fungal infections which are associated with high mortality rates.
ReSTORE Phase 3 clinical trial
In December 2021, we reported positive topline results from ReSTORE, our Phase 3 pivotal clinical trial in patients with candidemia and/or invasive candidiasis (NCT03667690). ReSTORE was a global, randomized, double-blind, controlled trial evaluating the efficacy and safety of rezafungin as a potential first-line treatment for candidemia and invasive candidiasis. ReSTORE enrolled 187 patients and evaluated one 400 milligram, or mg, loading dose of rezafungin for the first week followed by 200 mg of rezafungin dosed once-weekly for up to four weeks in total. The treatment arm was compared to approved daily dosing of caspofungin in a 1:1 randomization.
Results from the ReSTORE trial showed that rezafungin met the primary endpoint for the FDA NDA submission of all-cause mortality at Day 30, and also met the primary endpoint for the European Medicines Agency, or EMA, Marketing Authorization Application, submission of global cure at Day 14. Both results demonstrated statistical non-inferiority of rezafungin dosed once-weekly, versus caspofungin dosed once-daily, the current standard of care.

ReSPECT Phase 3 clinical trial
We are currently conducting the ReSPECT, single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial (NCT04368559) in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly out to 90 days, is being compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for this trial for the FDA and EMA is fungal-free survival at day 90. We expect this trial to enroll approximately 462 patients. While the ReSPECT trial remains open for enrollment, we continue to monitor the near- and long-term impact of COVID-19 on the ability of our clinical investigators to recruit patients at each of our global clinical trial sites. Thus far, we have relied on sites in the European Union, or EU, for enrollment. Our first U.S. site has been recently activated and we are activating additional U.S. sites by year end.
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
As of June 30, 2022, we have received $9.0 million from the sale of our equity to Mundipharma, a $30.0 million up-front payment and $42.3 million in global development funding, which includes an $11.1 million milestone payment we received in January 2021 which is creditable against future royalties payable to us. In addition, we received $2.8 million in January 2022 pursuant to a milestone achieved in December 2021.
COVID-19 Update
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets.
We continue to monitor the potential impact of the COVID-19 global pandemic on our business and maintain our previously implemented measures designed to protect the health and safety of our workforce, including a hybrid work-from-home policy for employees who can perform their jobs offsite. We are continuing our essential research and laboratory activities at our facilities and are taking precautionary measures to protect our employees working in our facilities in such capacities, including establishing a written worksite-specific COVID-19 prevention plan and implementing a vaccine mandate.
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

Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of June 30, 2022, we had an accumulated deficit of $408.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
In connection with the preparation of our financial statements for the three and six month period ended June 30, 2022, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents may not be sufficient to fund our obligations for twelve months from the issuance of these financial statements. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt and other non-dilutive financing alternatives, or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
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
•the duration of patient follow-up;
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rezafungin	$6,669	$10,147	$18,790	$19,156
Cloudbreak platform	3,724	2,867	6,482	4,987
Personnel costs	4,246	4,066	8,860	8,355
Other research and development expenses	616	640	1,289	1,071
Total research and development expenses	$15,255	$17,720	$35,421	$33,569
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
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Collaboration revenue	$6,216	$32,863	$(26,647)
Research and development expense	15,255	17,720	(2,465)
General and administrative expense	4,074	4,370	(296)
Other expense, net	(6)	(62)	56
Collaboration revenue
Collaboration revenue was $6.2 million for the three months ended June 30, 2022 and $32.9 million for the three months ended June 30, 2021. Revenue for the three months ended June 30, 2022 relates to ongoing research and development and clinical supply services provided to Mundipharma and Janssen of $1.9 million and $4.3 million, respectively. Revenue for the three months ended June 30, 2021 included $27.0 million of revenue recognized upon transfer of an intellectual property license to Janssen in May 2021. The remaining revenue for the three months ended June 30, 2021 relates to ongoing research and development and clinical supply services provided to Mundipharma and Janssen.
Research and development expenses
Research and development expenses were $15.3 million for the three months ended June 30, 2022 and $17.7 million for the three months ended June 30, 2021. The decrease in research and development expenses is primarily due to lower clinical expenses associated with the rezafungin clinical trials and drug manufacturing costs, offset by higher clinical expenses associated with the Janssen Collaboration Agreement and higher consulting and personnel costs.
General and administrative expenses
General and administrative expenses were $4.1 million for the three months ended June 30, 2022 and $4.4 million for the three months ended June 30, 2021. The decrease in general and administrative expenses is primarily due to lower consulting and personnel costs.
Other expense, net
Other expense, net during the three months ended June 30, 2022 and June 30, 2021 related primarily to interest expense in connection with our loan from Pacific Western Bank, offset by interest income generated from cash held in interest-bearing investments.

Comparison of the six months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Collaboration revenue	$13,325	35,271	$(21,946)
Research and development expense	35,421	33,569	1,852
General and administrative expense	9,278	9,151	127
Other expense, net	(26)	(132)	106
Collaboration revenue
Collaboration revenue was $13.3 million for the six months ended June 30, 2022 and $35.3 million for the six months ended June 30, 2021. Revenue for the six months ended June 30, 2022 relates to ongoing research and development and clinical supply services provided to Mundipharma and Janssen of $4.4 million and $7.4 million, respectively, as well as $1.5 million of revenue recognized upon the achievement of a milestone under the Janssen Collaboration Agreement. Revenue for the six months ended June 30, 2021 included $27.0 million of revenue recognized upon transfer of an intellectual property license to Janssen in May 2021. The remaining revenue for the six months ended June 30, 2021 relates to ongoing research and development and clinical supply services provided to Mundipharma and Janssen.
Research and development expenses
Research and development expenses were $35.4 million for the six months ended June 30, 2022 and $33.6 million for the six months ended June 30, 2021. The increase in research and development expenses is primarily due to increased expense associated with our Cloudbreak antiviral platform and higher personnel costs, offset by lower clinical expenses associated with the rezafungin clinical trials.
General and administrative expenses
General and administrative expenses were $9.3 million for the six months ended June 30, 2022 and $9.2 million for the six months ended June 30, 2021. The increase in general and administrative expenses is primarily due to higher legal expenses, offset by lower consulting and personnel costs.
Other expense, net
Other expense, net during the six months ended June 30, 2022 and June 30, 2021 related primarily to interest expense in connection with our loan from Pacific Western Bank, offset by interest income generated from cash held in interest-bearing investments.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are our cash and cash equivalents, as well as the cash flows generated from our partnerships with Mundipharma and Janssen, our license to Melinta, and equity and debt financings. We have devoted our resources to funding research and development programs, including research, preclinical and clinical development activities.
Our ability to fund future operating needs will depend on a combination of equity, debt or other financing structures, receipt of payments under the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement, as well as potentially entering into other collaborations, strategic alliances or licensing arrangements with third parties or receiving government and/or charitable grants or contracts. Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic.
We are eligible to receive up to $237.0 million in development and regulatory milestone payments from Janssen for successful completion of certain activities over the next several years, including but not limited to Janssen's decision to proceed with clinical development and initiation of a pivotal trial. In addition, we may be eligible to receive approximately $455.0 million in commercial milestones as well as royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits.

We are entitled to receive a $30.0 million upfront payment and eligible to receive up to $430.0 million in regulatory and commercial milestone payments from Melinta for successful completion of certain activities over the next several years, as well as tiered royalties on U.S. sales in the low double digits to mid-teens.
On November 8, 2018, we entered into the controlled equity offering sales agreement with Cantor Fitzgerald & Co, or the Sales Agreement, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. As of June 30, 2022, the aggregate offering price remaining under the Sales Agreement was $48.0 million.
The maturity date of our loan with Pacific Western Bank was July 3, 2022, at which time all obligations under the Loan Agreement were due and payable. As of June 30, 2022, future principal payments due under the loan agreement were $0.4 million.
Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2023 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to the Company. As of June 30, 2022, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments are $2.1 million as of June 30, 2022.
As discussed further below, we believe that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. There are many factors that could impact our operating cash flow, most notably achievement of milestones under our Mundipharma Collaboration Agreement and Janssen Collaboration Agreement and our Melinta License Agreement.
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
We enter into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services that generally provide for termination either on notice or after a notice period. Our material cash requirements include costs to complete agreed-upon activities under our Mundipharma Collaboration Agreement and Janssen Collaboration Agreement and our Melinta License Agreement, as well as personnel and general and administrative support costs.
As of June 30, 2022, we had $25.0 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(35,444)	$1,647
Investing activities	(100)	(29)
Financing activities	(1,722)	8,532
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(37,266)	$10,150
Operating activities
Net cash used in operating activities was $35.4 million for the six months ended June 30, 2022, compared to net cash provided by operating activities of $1.6 million for the six months ended June 30, 2021. Cash used in operating activities for the six months ended June 30, 2022 was primarily attributable to a net loss of $31.4 million, and included $2.8 million for a milestone achieved in December 2021 under the Mundipharma Collaboration Agreement, which was received in January 2022, and $3.0 million for a milestone achieved in March 2022 under the Janssen Collaboration Agreement, which was received in May 2022. Cash provided by operating activities for the six months ended June 30, 2021 was primarily attributable to a net loss of $7.6 million and included $11.1 million for a milestone achieved in November 2020 under the Mundipharma Collaboration Agreement, which was received in January 2021. For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.

Investing activities
Our investing activities during the six months ended June 30, 2022 and 2021 consisted of purchases of property and equipment.
Financing activities
Net cash used in financing activities during the six months ended June 30, 2022 primarily consisted of net proceeds of $0.5 million from the sale of 644,265 shares of common stock under the Sales Agreement, after deducting placement agent fees, offset by principal payments of $2.2 million made in connection with our loan from Pacific Western Bank. Net cash provided by financing activities during the six months ended June 30, 2021 primarily consisted of $10.7 million, after deducting placement agent fees, from the sale of 4,430,215 shares of common stock under the Sales Agreement, offset by principal payments of $2.2 million made in connection with our loan from Pacific Western Bank.
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
As of June 30, 2022, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022 due to a material weakness in internal control over financial reporting described below.
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
•We are dependent on our collaboration partners to provide funding to continue the development of rezafungin and CD388; for the commercialization of rezafungin outside Japan; and for the late-stage development, manufacturing, registration and commercialization of CD388. If the collaborations are not successful, we may not be able to complete the development of rezafungin and CD388, or capitalize on the full market potential for rezafungin and CD388.
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
Risks Related to the COVID-19 Pandemic
Our operations, business and financial results have been and could continue to be adversely impacted by the current public health pandemic related to COVID-19.*
In January 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of novel coronavirus known as COVID-19 and, in March 2020, the WHO declared the COVID-19 outbreak a pandemic, or the COVID-19 pandemic. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business interruptions and shutdowns. These precautions have disrupted our business operations and prospects. For example, we have experienced, and expect to continue to experience, trial site activation and enrollment delays for the ReSPECT clinical trial due to facility restrictions, quarantines, travel restrictions, focus on COVID-specific trials and other obstacles. Our NDA for rezafungin may be adversely impacted by the pandemic if FDA personnel are redirected to pandemic-related product reviews or if FDA personnel are unable to travel to conduct manufacturing or clinical site inspections in conjunction with the review of our NDA, if accepted for filing. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could impair our ability to raise capital when needed. While the disruption from COVID-19 has had and we expect it to continue to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time. In addition, to the extent the ongoing COVID-19 outbreak continues to adversely affect our business, financial condition, results of operations and growth prospects, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this "Risk Factors" section.
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of rezafungin, currently in Phase 3 clinical development, and CD388, currently in Phase 1 clinical development, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.*
We are currently conducting two Phase 3 clinical trials of rezafungin. We have completed the ReSTORE trial and conducted the primary analyses required for potential approval in U.S. and Europe but are continuing to enroll and treat patients in China to support Chinese regulatory filings. On July 22, 2022, we submitted our NDA to the FDA for rezafungin for the treatment of candidemia and invasive candidiasis, however it remains subject to acceptance for filing, review, and approval by FDA before we may market rezafungin. Even if accepted for filing, our NDA may be assigned standard rather than priority review, may be subject to advisory committee input and may not be approved if FDA does not agree that the clinical benefits outweigh the risks or if any of our clinical or manufacturing sites are found to be out of compliance with FDA requirements.
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
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*
We have limited financial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential than opportunities we pursue. For example, we believe that a supplemental NDA, or sNDA, filing for rezafungin adding the prophylaxis indication can be supported by one Phase 3 trial in prophylaxis, however, financial constraints may require us to delay our prophylaxis program.
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

Risks Related to Our Financial Position and Need for Additional Capital
We need substantial additional funding to complete the development of rezafungin and to advance CD388 and our Cloudbreak program.*
In connection with the preparation of our financial statements for the period ended June 30, 2022, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance CD388 and other product candidates from our Cloudbreak program is also dependent on our ability to obtain additional funding.
On September 3, 2019, we entered into the Mundipharma Collaboration Agreement, pursuant to which we granted Mundipharma exclusive commercialization rights to rezafungin outside the U.S. and Japan in exchange for a $30.0 million upfront payment, near-term funding to support the global Phase 3 ReSTORE and ReSPECT trials, and the potential to receive development, regulatory and commercial milestone payments and double-digit royalties in the teens on tiers of annual net sales. The Mundipharma Collaboration Agreement requires, among other things, that we complete the rezafungin development program. On March 31, 2021, we entered into the Janssen Collaboration Agreement, to develop and commercialize our Cloudbreak DFCs for the prevention and treatment of seasonal and pandemic influenza. Under the collaboration, we will be responsible for the development and manufacturing of the first influenza DFC, CD388, into the clinic and through Phase 2 clinical development, and Janssen will be responsible for late-stage development, manufacturing, registration and global commercialization. We received an upfront payment of $27.0 million. Janssen will fund all future research, development, manufacturing and commercialization for CD388, of which Janssen has funded $15.8 million as of June 30, 2022. On July 26, 2022, we entered into the Melinta License Agreement, pursuant to which we granted Melinta an exclusive license to develop, register and commercialize rezafungin in the U.S. in exchange for a $30.0 million upfront payment and the potential to receive regulatory and commercial milestone payments and tiered royalties on U.S. sales in the low double digits to mid-teens. The Melinta License Agreement requires, among other things, that we complete the rezafungin development program. Our ability to meet our development obligations under the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement depends on our ability to obtain additional funding.
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

Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of June 30, 2022, we had cash, cash equivalents, and restricted cash of $25.0 million.
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
If we are unable to raise additional capital on attractive terms or at all, we may be forced to delay, reduce or eliminate our development programs, including CD388 or one or more of our other Cloudbreak DFC programs, be unable to continue the development of rezafungin, complete the ReSPECT Phase 3 clinical trial and meet our development obligations under the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement, or our other current and future license or collaboration agreements, and/or be forced to make reductions in spending, extend payment terms with suppliers, and/or liquidate or grant rights to assets where possible. Any of these actions could materially harm our business, results of operations and future prospects.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity, debt or other financing structures, receipt of payments under the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement, as well as potentially entering into other collaborations, strategic alliances or licensing arrangements with third parties or receiving government and/or charitable grants or contracts. In November 2018, we entered into the Sales Agreement which currently has an aggregate offering price of up to $50.0 million, and, other than the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement, it is our only current external source of potential financing.
In September 2019, we issued $9.0 million of our common stock to Mundipharma in connection with entering into the Mundipharma Collaboration Agreement. In February 2020, we issued $30.0 million of our common stock and Series X Preferred Stock upon the closing of a rights offering. In October 2021, we issued $38.5 million of our common stock and Series X Preferred Stock upon the closing of concurrent but separate public offerings. As of June 30, 2022, we have issued 11,779,452 shares of common stock pursuant to the Sales Agreement with an aggregate offering price of approximately $30.2 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma, the sale of our common stock and Series X Preferred Stock issued in our rights offering, the sale of our common stock and Series X Preferred Stock in our concurrent public offerings or the sale of common stock under the Sales Agreement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. On September 3, 2019, we licensed all rights to rezafungin outside of the U.S. and Japan to Mundipharma in exchange for certain payments and double-digit royalties in the teens on tiers of annual net sales. In March 2021, we granted exclusive worldwide rights to CD388 and other influenza DFCs to Janssen in exchange for certain payments and royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits. In July 2022, we licensed all rights to rezafungin inside of the U.S. to Melinta in exchange for certain payments and tiered royalties on U.S. sales in the low double digits to mid-teens. We may need to enter into similar agreements with other third parties for the development and commercialization of rezafungin outside of the Mundipharma and Melinta territories, or for the development of DFCs identified from our Cloudbreak program outside the scope of the Janssen Collaboration Agreement, which may require we relinquish valuable rights to these products.
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
We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*
Since our inception, we have incurred significant operating losses. Our net losses were $31.4 million and $7.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $408.6 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We are currently conducting the ReSPECT and ReSTORE China Phase 3 clinical trials of rezafungin, Phase 1 study of CD388, and preclinical studies of our other DFCs. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
Risks Related to Our Dependence on Third Parties
We are dependent on our collaboration partners to provide funding to continue the development of rezafungin and CD388; for the commercialization of rezafungin outside Japan; and for the late-stage development, manufacturing, registration and commercialization of CD388. If the collaborations are not successful, we may not be able to complete the development of rezafungin and CD388, or capitalize on the full market potential for rezafungin and CD388.*
On September 3, 2019, we licensed the rights to rezafungin outside of the U.S. and Japan to Mundipharma, a large international pharmaceutical company, and on July 26, 2022, we licensed the rights to rezafungin inside the U.S. to Melinta, a large international pharmaceutical company. Our ability to complete the development of rezafungin is dependent, in part, on funds provided by Mundipharma. Additionally, our ability to receive payments from these arrangements will depend on Mundipharma’s and Melinta's ability to successfully commercialize rezafungin in their respective territories.
The Mundipharma Collaboration Agreement and the Melinta License Agreement pose many risks to us, including that our collaborator, Mundipharma, and our licensee, Melinta:
•have significant discretion in determining the efforts and resources they will apply to commercializing rezafungin in their respective territories, and may not commit sufficient resources to the marketing and distribution of rezafungin;
•may terminate the Mundipharma Collaboration Agreement at will and may terminate the Melinta License Agreement at will after July 26, 2023;
•may be subject to changes in key personnel or strategic focus, have limited available funding or be subject to other external factors diverting resources or creates competing priorities, all of which could negatively impact the commercialization of rezafungin in their respective territories;
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
•may not agree with certain development decisions resulting in the delay or termination of the programs, or that result in costly litigation or arbitration that diverts management attention and resources;
•could be involved in a business combination and the continued pursuit and emphasis on rezafungin could be delayed, diminished or terminated; and
•could be financially impacted by the COVID-19 pandemic.
If our ability to generate revenue under the Mundipharma Collaboration Agreement and the Melinta License Agreement is adversely impacted by these or any other risks, our right to receive additional payments from the Mundipharma Collaboration Agreement and the Melinta License Agreement, including our share of the revenues generated by net sales of rezafungin, if approved, could be insufficient to allow us to complete our rezafungin development program including the ReSPECT Phase 3 clinical trial, to achieve or maintain profitability or may result in rezafungin being less valuable to us than if we had not entered into the Mundipharma Collaboration Agreement and the Melinta License Agreement.
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
If our ability to generate revenue under the Janssen Collaboration Agreement is adversely impacted by these or any other risks, our right to receive additional payments under the Janssen Collaboration Agreement, including milestone payments and royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits, could be insufficient to allow us to achieve or maintain profitability or may result in CD388 being less valuable to us than if we had not entered into the Janssen Collaboration Agreement.
We may seek to selectively establish other collaborations and, if we are unable to establish them on commercially reasonable terms or at all, we may have to alter our research, clinical development and commercialization plans.*
We may seek to collaborate with other pharmaceutical and biotechnology companies to advance the Cloudbreak program for DFCs outside the scope of the Janssen Collaboration Agreement, or for the completion of development and commercialization of rezafungin in Japan. We may also seek funding from government grants or contracts to advance the Cloudbreak program for DFCs outside of the Janssen Collaboration Agreement. We cannot be certain that we will be successful in completing any such collaboration or obtaining any such government grants or contracts, or completing any of them on commercially reasonable terms.

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
If our information technology systems or sensitive information, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*
In the ordinary course of our business, we may collect, store, use, transmit, receive, generate, transfer, disclose, make accessible, protect, secure, dispose of, share and otherwise process sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive information). We are dependent upon our own or third-party information technology systems, infrastructure and sensitive information, including mobile technologies, to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. The secure collection, storage, use, transmission and processing of such information is vital to our operations and business strategy. Any actual or perceived breach of our security measures or those of our third-party service providers, consultants, or contractors could adversely affect our business, operations, financial condition, and future prospects.
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
We and the third parties upon which we rely may be subject to additional threats, including, but not limited to, the deployment of harmful malware (including as a result of advanced persistent threat intrusions), ransomware, viruses, worms, denial-of-service attacks (such as credential stuffing), supply chain attacks, social engineering schemes (including through phishing attacks) and other means to affect service reliability and threaten the confidentiality, integrity and availability of sensitive information, which may compromise our, or our third-party service providers’, consultants’, or contractors’ system infrastructure or lead to data leakage or misdirected payments to and from us. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid. Moreover, the prevalent use of mobile devices that access sensitive information increases the risk of security incidents. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to manufacture or deliver our products.
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
Applicable data privacy and security laws, privacy policies and other data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may also experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, HIPAA, as amended by HITECH, and their respective implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information. Such laws may apply to us, our customers or our service providers. Most healthcare providers in the U.S., including institutions from which we may obtain customer data, are subject to data privacy and security regulations promulgated under HIPAA, as amended by HITECH. A person may be prosecuted for alleged HIPAA violations either directly or indirectly, such as under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial civil and criminal penalties and liabilities if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
Additionally, the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is used. The CCPA also provides for civil penalties for violations (up to $7,500 per violation) and contains a private right of action for certain data breaches that is expected to increase litigation. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase our compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, which goes into effect on January 1, 2023 will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend of states adopting more stringent privacy laws in the U.S., which could further increase our compliance costs, potential liability and adversely affect our business. For example, Virginia, Colorado, Utah and Connecticut have also passed comprehensive privacy laws, and similar laws are being considered in several other states. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply.
The global data protection landscape is also rapidly evolving, and we expect there will continue to be new and proposed laws, regulations, and industry standards concerning data privacy, data protection, and security. For example, the EU’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), and China’s Personal Information Protection Law, or PIPL, impose strict requirements for processing personal data. We cannot yet determine the impact that such future laws, regulations and standards may have on our business. The EU GDPR and UK GDPR impose stringent requirements and to date, have increased compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process their personal data. EU member states may allow enact additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the EU GDPR (or UK GDPR) and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Further, the EU GDPR also provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer personal data across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the U.S. These requirements apply not only to third-party transactions, but also to transfers of personal data within our company, including employee information. The European Commission recently adopted new Standard Contractual Clauses, or SCCs, under the EU GDPR for personal data transfers outside the EEA. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. Loss of our ability to transfer personal data from Europe may reduce demand for our services from companies subject to European data protection laws and may also require us to increase our data processing capabilities in those jurisdictions at significant expense. Moreover, other countries outside of Europe (e.g. China, Brazil) have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.
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
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new data privacy and security rules. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Any failure or perceived failure by us, or third parties working on our behalf, to comply with applicable laws and regulations, any privacy and data security obligations pursuant to contract, our stated privacy or security policies, or obligations to customers or other third parties may result in governmental enforcement actions (including fines, penalties, judgments, settlements, imprisonment of company officials and public censure), civil claims, litigation, damage to our brand and reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our business, operations and financial performance. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.
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
Further, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments will remain in effect until 2031 unless additional congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, in January 2013, the President signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives.
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
Risks Related to Employee Matters and Managing Growth
Our ability to manage our business operations, to execute our strategic plan and to recruit talented employees may be adversely impacted by COVID-19.*
Since early March 2020, we have taken precautionary measures intended to help minimize the risk of COVID-19 to our employees and their families. In accordance with state and federal guidelines, we have reduced those precautionary measures in 2022 and have permitted employees to return to the office, work remotely, or adopt hybrid schedules based on job responsibilities. Further measures may be taken as the COVID-19 outbreak continues. These measures could negatively affect our business. For instance, remote work may disrupt our operations, limit our ability to interact with and effectively manage our third-party manufacturers CROs or current and planned clinical trial sites. The measures taken now or in the future to contain the COVID-19 pandemic could negatively affect our ability to recruit and engage new employees and contractors necessary to the successful operation of our business.
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
In addition, the stock market in general, and The Nasdaq Capital Market, pharmaceutical companies and companies in the anti-infective sector in particular, have experienced extreme price and volume fluctuations that may or may not have been related or proportionate to the operating performance of these companies or their product potential. Broad market and industry factors, such as the COVID-19 pandemic and actions taken to slow its spread, may negatively affect the market price of our common stock, regardless of our actual operating performance. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.
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
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the political environment and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.*
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Based on our evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022, we determined that we had a material weakness as of June 30, 2022 because our review control over the evaluation of applicable accounting standards and assessment of completeness and accuracy of valuation assumptions, related to non-routine transactions that include collaboration revenue, was not appropriately designed or operating effectively. While this improper design and operation did not result in a material error in the annual or interim financial statements, there is a reasonable possibility that a material misstatement in the annual or interim financial statements would not have been detected. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
We are required to disclose changes made in our internal control procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a “non-accelerated filer,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur additional expenses of remediation. In addition, if we are unable to remediate this material weakness, or if we are otherwise unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by The Nasdaq Capital Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 69,238,508 shares of common stock outstanding as of June 30, 2022. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3.3(4)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

4.3(4)	Form of Common Stock Purchase Warrant for First Private Placement.

10.1	Fifth Amendment to Loan and Security Agreement by and between the Registrant and Pacific Western Bank, dated April 4, 2022.

10.2	Letter Agreement by and between the Registrant and Mundipharma Medical Company, dated April 20, 2022.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q has been formatted in Inline

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 21, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: August 9, 2022	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Preetam Shah, Ph.D., MBA
Preetam Shah, Ph.D., MBA
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer)