Form 10-Q
period 2022-09-30
Cidara Therapeutics, Inc.
filed 2022-11-03
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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
As of October 31, 2022, the registrant had 71,618,091 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	5
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	37
Item 4. Controls and Procedures	37
PART II. OTHER INFORMATION	37
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3. Defaults Upon Senior Securities	77
Item 4. Mine Safety Disclosures	77
Item 5. Other Information	77
Item 6. Exhibits	78
SIGNATURES	79

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,078	$59,680
Restricted cash	—	2,593
Accounts receivable	5,042	5,356
Prepaid expenses and other current assets	5,779	4,069
Total current assets	63,899	71,698
Property and equipment, net	173	256
Operating lease right-of-use asset	1,491	2,287
Other assets	1,295	1,084
Total assets	$66,858	$75,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,244	$1,301
Accrued liabilities	8,162	10,198
Accrued compensation and benefits	4,117	4,859
Current deferred revenue	15,249	13,920
Current portion of lease liability	1,277	1,148
Current portion of term loan	—	2,591
Total current liabilities	33,049	34,017
Long-term deferred revenue	24,398	18,413
Lease liability	344	1,322
Total liabilities	57,791	53,752
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021:
Series X Convertible Preferred Stock, $0.0001 par value; 4,947,759 shares authorized at September 30, 2022 and December 31, 2021; 1,870,713 shares issued and 1,818,472 shares outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 71,181,197 shares issued and outstanding at September 30, 2022 and 67,863,674 shares issued and outstanding at December 31, 2021	7	7
Additional paid-in capital	402,649	398,733
Accumulated deficit	(393,589)	(377,167)
Total stockholders' equity	9,067	21,573
Total liabilities and stockholders' equity	$66,858	$75,325
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenues:
Collaboration revenue	$40,744	$7,076	$54,069	$42,347
Total revenues	40,744	7,076	54,069	42,347
Operating expenses:
Research and development	20,041	20,505	55,462	54,074
General and administrative	5,780	4,607	15,058	13,758
Total operating expenses	25,821	25,112	70,520	67,832
Income (loss) from operations	14,923	(18,036)	(16,451)	(25,485)
Other income (expense):
Interest income (expense), net	55	(47)	29	(179)
Total other income (expense), net	55	(47)	29	(179)
Net income (loss) and comprehensive income (loss)	14,978	(18,083)	(16,422)	(25,664)
Allocation of earnings to participating securities	(3,081)	—	—	—
Net income (loss) attributable to common stockholders	$11,897	$(18,083)	$(16,422)	$(25,664)
Basic net earnings (loss) per common share	$0.17	$(0.37)	$(0.24)	$(0.53)
Diluted net earnings (loss) per common share	$0.17	$(0.37)	$(0.24)	$(0.53)

Shares used to compute basic net earnings (loss) per common share	70,217,985	49,533,956	69,170,865	48,402,095
Shares used to compute diluted net earnings (loss) per common share	88,592,568	49,533,956	69,170,865	48,402,095

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Operating activities:
Net loss	$(16,422)	$(25,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,859	2,651
Amortization of costs to obtain a contract with a customer	1,772	—
Amortization of operating lease right-of-use assets	796	669
Depreciation and amortization	114	152
Non-cash interest expense	1	10
Amortization of debt issuance costs	—	2
Changes in assets and liabilities:
Accounts receivable	314	7,303
Prepaid expenses, other current assets, and other assets	(1,662)	713
Accounts payable and accrued liabilities	(1,037)	(811)
Accrued compensation and benefits	(670)	6
Deferred revenue	7,314	5,274
Operating lease liabilities	(850)	(630)
Net cash used in operating activities	(7,471)	(10,325)

Investing activities:
Purchases of property and equipment	(109)	(41)
Net cash used in investing activities	(109)	(41)

Financing activities:
Proceeds from public offering of common stock, net of issuance costs	1,698	11,049
Proceeds from exercise of stock options	—	6
Issuance costs for underwritten public offering	(720)	—
Principal repayments of Term Loan	(2,593)	(3,333)
Net cash (used in) provided by financing activities	(1,615)	7,722
Net decrease in cash, cash equivalents, and restricted cash	(9,195)	(2,644)
Cash, cash equivalents, and restricted cash at beginning of period	62,273	42,949
Cash, cash equivalents, and restricted cash at end of period	$53,078	$40,305

Supplemental disclosure of cash flows:
Interest paid	$40	$190
Non-cash investing activities:
Right-of-use asset obtained in exchange for lease liability	$—	$2,341
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$69	$252
Proceeds from public offering of common stock, net of issuance costs, included in prepaid expenses and other current assets	$10	$—
Deferred financing costs incurred but not yet paid	$—	$64

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Three and Nine Months Ended September 30, 2022
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	1,818,472	$—	67,863,674	$7	$398,733	$(377,167)	$21,573
Public offering of common stock, net of issuance costs	—	—	644,265	—	500	—	500
Issuance of common stock for restricted share units vested	—	—	541,308	—	—	—	—
Stock-based compensation	—	—	—	—	1,165	—	1,165
Net loss	—	—	—	—	—	(18,281)	(18,281)
Balance, March 31, 2022	1,818,472	—	69,049,247	7	400,398	(395,448)	4,957
Issuance of common stock for restricted share units vested	—	—	5,042	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	184,219	—	69	—	69
Stock-based compensation	—	—	—	—	852	—	852
Issuance costs for underwritten public offering	—	—	—	—	(720)	—	(720)
Net loss	—	—	—	—	—	(13,119)	(13,119)
Balance, June 30, 2022	1,818,472	—	69,238,508	7	400,599	(408,567)	(7,961)
Public offering of common stock, net of issuance costs	—	—	1,664,170	—	1,208	—	1,208
Issuance of common stock for restricted share units vested	—	—	278,519	—	—	—	—
Stock-based compensation	—	—	—	—	842	—	842
Net income	—	—	—	—	—	14,978	14,978
Balance, September 30, 2022	1,818,472	$—	71,181,197	$7	$402,649	$(393,589)	$9,067

	Three and Nine Months Ended September 30, 2021
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2020	1,044,278	$—	44,876,408	$4	$345,411	$(334,700)	$10,715
Public offering of common stock, net of issuance costs	—	—	3,327,706	1	8,588	—	8,589
Issuance of common stock for exercise of options	—	—	486	—	1	—	1
Issuance of common stock for restricted share units vested	—	—	84,070	—	—	—	—
Stock-based compensation	—	—	—	—	879	—	879
Net loss	—	—	—	—	—	(18,292)	(18,292)
Balance, March 31, 2021	1,044,278	—	48,288,670	5	354,879	(352,992)	1,892
Public offering of common stock, net of issuance costs	—	—	1,050,928	—	2,058	—	2,058
Issuance of common stock for exercise of options	—	—	2,444	—	5	—	5
Issuance of common stock for restricted share units vested	—	—	18,530	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	145,696	—	252	—	252
Stock-based compensation	—	—	—	—	871	—	871
Net income	—	—	—	—	—	10,711	10,711
Balance, June 30, 2021	1,044,278	—	49,506,268	5	358,065	(342,281)	15,789
Public offering of common stock, net of issuance costs	—	—	113,400	—	235	—	235
Issuance of common stock for restricted share units vested	—	—	1,875	—	—	—	—
Stock-based compensation	—	—	—	—	901	—	901
Net loss	—	—	—	—	—	(18,083)	(18,083)
Balance, September 30, 2021	1,044,278	$—	49,621,543	$5	$359,201	$(360,364)	$(1,158)
See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious diseases. The Company is focused on infectious diseases and oncology. The Company’s lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin antifungal. Rezafungin is being developed as a once-weekly, high-exposure therapy for the first-line treatment and prevention of serious, invasive fungal infections. In addition, the Company is using its Cloudbreak® platform to develop a potential new class of drugs called drug-Fc conjugates, or DFCs, for the prevention and treatment of serious diseases. This technology couples potent inhibitors to a human antibody fragment to create long-acting DFCs designed to inhibit multiple disease targets. The Company's most advanced DFC program is CD388, a highly potent, long-acting antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza, which is in Phase 1 and Phase 2a clinical trials. Additional programs are targeting the SARS-CoV-2 strains causing COVID-19 and multiple solid tumor oncology indications.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At September 30, 2022, the Company had an accumulated deficit of $393.6 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At September 30, 2022, the Company had cash and cash equivalents of $53.1 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2022 and 2021.
Basis of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s condensed consolidated financial statements relate to estimating the fair value of the Company’s stock options, estimated collaboration expenses and incurred expenses related to the Company's collaboration and license agreements, certain accruals, including those related to nonclinical and clinical activities, and the stand-alone selling price of performance obligations associated with the Company's collaboration and license agreements. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
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
Restricted cash represented cash that the Company was required to maintain on hand in order to maintain compliance with an operating covenant in the Third Amendment to the Company's Loan Agreement with Pacific Western Bank.
See Note 4 for additional information.
Accounts Receivable
Accounts receivable are recorded at their net invoice value and are not interest bearing. The Company reserves specific receivables when collectability is no longer probable. These reserves are re-evaluated on a regular basis and are adjusted, as needed. Once a receivable is deemed to be uncollectable, such balance is recorded as an allowance for credit losses. No such allowance existed at September 30, 2022 or December 31, 2021.

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
In September 2019, the Company entered into a Collaboration and License Agreement, or the Mundipharma Collaboration Agreement, with Mundipharma Medical Company, or Mundipharma. The Company concluded that there were three performance obligations under the Mundipharma Collaboration Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in September 2019.
In March 2021, the Company entered into an exclusive worldwide license and collaboration agreement, or the Janssen Collaboration Agreement, with Janssen Pharmaceuticals, Inc., or Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson. The Company concluded that there were three performance obligations under the Janssen Collaboration Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in May 2021.
In July 2022, the Company entered into a License Agreement, or the Melinta License Agreement, with Melinta Therapeutics, LLC, or Melinta. The Company concluded that there were three performance obligations under the Melinta License Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in August 2022.
The Company concluded that progress towards completion of the research and development and clinical supply performance obligations related to the Mundipharma Collaboration Agreement and the Melinta License Agreement, is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which may adjust revenue recognized for the period. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in the period could be materially impacted. Revenue from research and development services for the Janssen Collaboration Agreement is recognized based on actual amounts billed as the underlying services are provided and billed at market rates. The transaction prices to be recognized as revenue under both the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement consist of upfront payments, estimated reimbursable research and development and clinical supply costs, and milestones achieved to date. The transaction price to be recognized as revenue under the Melinta License Agreement consists of an upfront payment.
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

The following table sets forth the computation of basic and diluted net earnings (loss) per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$14,978	$(18,083)	$(16,422)	$(25,664)
Allocation of earnings to participating securities	(3,081)	—	—	—
Numerator for basic net earnings (loss) per share - net income (loss) attributable to common stockholders	$11,897	$(18,083)	$(16,422)	$(25,664)

Effect of participating securities:
Add back allocation of earnings to participating securities	3,081	—	—	—
Numerator for diluted net earnings (loss) per share - net income (loss) attributable to common stockholders after assumed conversions	$14,978	$(18,083)	$(16,422)	$(25,664)

Denominator:
Denominator for basic net earnings (loss) per share - common shares outstanding	70,217,985	49,533,956	69,170,865	48,402,095
Effect of dilutive securities:
Series X Convertible Preferred Stock, as converted	18,184,720	—	—	—
Common stock options, RSUs, PRSUs, and ESPP	189,863	—	—	—
Denominator for diluted net earnings (loss) per share - adjusted weighted average shares outstanding	88,592,568	49,533,956	69,170,865	48,402,095

Basic net earnings (loss) per common share	$0.17	$(0.37)	$(0.24)	$(0.53)
Diluted net earnings (loss) per common share	$0.17	$(0.37)	$(0.24)	$(0.53)
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net earnings (loss) per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock warrants	12,517,328	12,517,328	12,517,328	12,517,328
Series X Convertible Preferred Stock	—	10,442,780	18,184,720	10,442,780
Common stock options, RSUs and PRSUs issued and outstanding	10,041,333	10,356,267	10,086,839	10,356,267
Total	22,558,661	33,316,375	40,788,887	33,316,375
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
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
September 30, 2022
Assets:
Cash and money market accounts	$53,078	$53,078	$—	$—
Total assets at fair value	$53,078	$53,078	$—	$—

December 31, 2021
Assets:
Cash and money market accounts	$59,680	$59,680	$—	$—
Restricted cash and money market accounts	2,593	2,593	—	—
Total assets at fair value	$62,273	$62,273	$—	$—

4. DEBT
Term Loan
On October 3, 2016, the Company entered into a loan and security agreement, or the Loan Agreement, with Pacific Western Bank, as the collateral agent and a lender, or the Lender, pursuant to which the Company has borrowed $10.0 million from the Lender, or the Term A Loan. The Term A Loan bore interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender's prime interest rate plus 0.75%, and matured on July 3, 2022. The Term A Loan had an interest-only period through April 3, 2020, which was followed by equal monthly principal payments and was paid in full on July 5, 2022.
5. STOCKHOLDERS’ EQUITY
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement with Cantor Fitzgerald & Co, or the Sales Agreement. During the nine months ended September 30, 2022 and 2021, the company sold 2,308,435 and 4,492,034 shares of common stock, respectively, for net proceeds of approximately $1.7 million and $10.9 million, respectively, after deducting placement agent fees. As of September 30, 2022, the aggregate offering price remaining under the Sales Agreement is $46.8 million.
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
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at September 30, 2022.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share.
On August 12, 2020, at the request of certain holders, 52,241 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 522,410 shares of the Company’s common stock. As of September 30, 2022 and December 31, 2021, shares of preferred stock designated as Series X Convertible Preferred Stock totaled 4,947,759.
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of September 30, 2022. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Warrants
As of September 30, 2022 and December 31, 2021, warrants to purchase 12,517,328 shares of the Company's common stock were outstanding with a weighted average exercise price of $6.82 per share.
The warrants had no intrinsic value at September 30, 2022 and December 31, 2021. The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	September 30, 2022	December 31, 2021
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred Stock	18,184,720	18,184,720
Stock options, RSUs and PRSUs issued and outstanding	10,086,839	9,470,178
Authorized for future stock awards	3,710,000	2,436,984
Awards available under the ESPP	986,345	680,228
Total	45,485,232	43,289,438
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
During the nine months ended September 30, 2022 and 2021, 184,219 shares and 145,696 shares, respectively, were issued pursuant to the ESPP. As of September 30, 2022, total unrecognized compensation expense related to the ESPP was approximately $0.3 million. This unrecognized compensation cost is expected to be recognized over approximately 0.6 years.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the nine months ended September 30, 2022:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,174,087	$2.53
RSUs and PRSUs granted	1,471,454	0.83
RSUs and PRSUs vested	(1,032,815)	1.59
RSUs and PRSUs canceled	(320,532)	2.06
Outstanding at September 30, 2022	1,292,194	$1.47
The weighted-average grant date fair value of RSUs and PRSUs granted during the nine months ended September 30, 2021 was $2.28 per share. The total fair value of RSUs and PRSUs vested during the nine months ended September 30, 2022 and 2021 was approximately $1.6 million and $0.4 million, respectively.
At September 30, 2022, estimated unrecognized compensation expense related to RSUs and PRSUs grants was approximately $1.7 million.

Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,296,091	$3.21	6.31	$—
Options granted	2,014,700	0.80
Options exercised	—	—
Options canceled	(1,516,146)	2.72
Outstanding at September 30, 2022	8,794,645	$2.74	6.46	$19
Vested and expected to vest at September 30, 2022	8,794,645	$2.74	6.45	$19
Exercisable at September 30, 2022	5,749,660	$3.38	5.32	$—
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the nine months ended September 30, 2022 and 2021 was $0.51 and $1.43 per share, respectively.
As of September 30, 2022, total unrecognized share-based compensation expense related to unvested stock options was approximately $2.8 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.0 years.
Stock-based compensation expense recognized for restricted shares, RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$443	$425	$1,366	$1,215
General and administrative	399	476	1,666	1,436
Total	$842	$901	$3,032	$2,651
7. SIGNIFICANT AGREEMENTS AND CONTRACTS
Mundipharma Collaboration Agreement
On September 3, 2019, the Company entered into the Mundipharma Collaboration Agreement with Mundipharma, a related party, for a strategic collaboration to develop and commercialize rezafungin in an intravenous formulation, or the Mundipharma Licensed Product, for the treatment and prevention of invasive fungal infections.
Under the Mundipharma Collaboration Agreement, the Company is responsible for leading the conduct of an agreed global development plan, or the Global Development Plan, that includes the Company’s ongoing Phase 3 pivotal clinical trial of the Mundipharma Licensed Product for the treatment of candidemia and/or invasive candidiasis, or the ReSTORE Trial, and the Company’s ongoing Phase 3 pivotal clinical trial of the Mundipharma Licensed Product for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients, or the ReSPECT Trial, as well as specified GLP-compliant non‑clinical studies and chemistry, manufacturing and controls, or CMC, development activities for the Mundipharma Licensed Product. Mundipharma is responsible for performing all development activities, other than Global Development Plan activities, that may be necessary to obtain and maintain regulatory approvals for the Mundipharma Licensed Product in the Mundipharma Territory, at Mundipharma’s sole cost.
Pursuant to the Mundipharma Collaboration Agreement, the Company granted Mundipharma an exclusive, royalty‑bearing license to develop, register and commercialize the Mundipharma Licensed Product outside of the U.S. and Japan, or the Mundipharma Territory, subject to the Company’s retained right as described below.
The Company also granted Mundipharma an option to obtain exclusive licenses to develop, register and commercialize rezafungin in a formulation for subcutaneous administration, or Subcutaneous Product, and in formulations for other modes of administration, or Other Products, in the Mundipharma Territory, subject to similar retained rights of the Company to conduct mutually agreed global development activities for such products. In addition, the Company granted Mundipharma a co‑exclusive, worldwide license to manufacture the Mundipharma Licensed Product and rezafungin.
Until the seventh anniversary of the first commercial sale of the Mundipharma Licensed Product in the Mundipharma Territory, each party has granted the other party an exclusive, time-limited right of first negotiation to obtain a license to any anti-fungal product (other than Mundipharma Licensed Product, Subcutaneous Product and Other Products) that such party proposes to out-license in the other party’s territory.
As of September 30, 2022, the Company retained the exclusive right to develop, register and commercialize the Mundipharma Licensed Product, Subcutaneous Product and Other Products in Japan, or the Company Territory, and Mundipharma has granted the Company certain licenses under Mundipharma-controlled technology and jointly-developed technology to develop, register and commercialize Mundipharma Licensed Product, Subcutaneous Product and Other Products in the Company Territory and to manufacture such products and rezafungin worldwide.
As of the execution of the Mundipharma Collaboration Agreement, the parties have agreed to share equally (50/50) the costs of Global Development Plan activities, or Global Development Costs, subject to a cap on Mundipharma’s Global Development Cost share of $31.2 million. The total potential transaction value is $568.4 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. The Company is also eligible for double-digit royalties in the teens on tiers of annual net sales.
Either party may terminate the Mundipharma Collaboration Agreement for uncured material breach by the other party. Mundipharma may terminate the Mundipharma Collaboration Agreement at will, provided that if Mundipharma terminates the Mundipharma Collaboration Agreement in its entirety prior to the last visit of the last patient in both the ReSTORE Trial and the ReSPECT Trial, Mundipharma will continue to be liable for its share of Global Development Costs as described above. The Company may terminate the Mundipharma Collaboration Agreement if Mundipharma or any of its affiliates or sublicensees, directly or indirectly through any third party, commences any interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any of the Company's patent rights licensed to Mundipharma, or upon an insolvency event of Mundipharma.
Revenue Recognition
As of September 30, 2022, the Company determined the transaction price is equal to the up-front fee of $30.0 million, research and development funding of $32.2 million, plus milestones achieved of $13.9 million. The common stock issued pursuant to the Mundipharma Stock Purchase Agreement was determined to be issued at fair market value after applying a lack of marketability discount as Mundipharma received restricted shares. Therefore, no additional premium or discount was allocated to the transaction price of the Mundipharma Collaboration Agreement for the share issuance. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Mundipharma Collaboration Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Mundipharma during September 2019, therefore the Company recognized the full revenue related to this performance obligation in the amount of $17.9 million in September 2019 as collaboration revenue in its condensed consolidated statements of operations and comprehensive income (loss).
Research and Development Services. The Company and Mundipharma share equally in the costs of ongoing rezafungin clinical development in the Mundipharma Territory up to the specified cap, which represents a distinct performance obligation. The Company records these cost-sharing payments due from Mundipharma as collaboration revenue. The Company concluded that progress towards completion of the performance obligation related to the research and development services is best measured in an amount proportional to the research and development expenses incurred and the total estimated research and development expenses.
Clinical Supply Services. The Company's initial obligation to supply rezafungin for ongoing clinical development in the Mundipharma Territory represents a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services is best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services.
Milestone Payments. The Company determined that as of September 30, 2022, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the

Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. In November 2020, the Company achieved a $11.1 million milestone under the Mundipharma Collaboration Agreement, which is recorded as long-term deferred revenue as of September 30, 2022 because the rights to consideration is not expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. In December 2021 and August 2022, the Company achieved milestones of $2.8 million and $11.1 million, respectively, under the Mundipharma Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as deferred revenue at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones in January 2022 and September 2022, respectively.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2022 and 2021.
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
Collaboration. The Company and Janssen will collaborate in the research, preclinical development and early clinical development of CD388 or another mutually-agreed influenza DFC development candidate, or, in each case, the Development Candidate, under a mutually-agreed research and development plan, or the Research Plan, with the objective of advancing such Development Candidate through the completion of mutually-agreed Phase 1 clinical trials and the first Phase 2 Challenge Study. Unless otherwise agreed by the parties, the Company will be responsible for performing, or having performed, all investigational new drug application, or IND, -enabling studies and clinical trials under the Research Plan, and the Company will be the IND holder for the Research Plan clinical trials. Both parties will be responsible for conducting certain specified chemistry, manufacturing and controls development activities under the Research Plan. Janssen will be solely responsible, and reimburse the Company, for internal full-time equivalent and out-of-pocket costs incurred by the Company in performing Research Plan activities in accordance with a mutually-agreed budget.
Within 90 days after delivery by the Company to Janssen of results of the Phase 2 Challenge Study and all then-available data from other clinical trials of the Development Candidate conducted under the Research Plan, or the Election Period, Janssen will be obligated to notify the Company of Janssen’s election to proceed with further clinical development of Products, such notice, an Election to Proceed Notice. If Janssen fails to deliver an Election to Proceed Notice prior to expiration of the Election Period, the Company will have the right to terminate the Janssen Collaboration Agreement upon written notice to Janssen. If Janssen provides an Election to Proceed Notice prior to expiration of the Election Period, then the parties will continue any then-ongoing Research Plan activities to completion, and Janssen will otherwise be solely responsible for the development, manufacture and commercialization of Products, at Janssen’s sole expense.
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
Financial Terms. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid the Company an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, the Company is eligible for reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting Research Plan activities. The Company will also be eligible to receive up to an additional $695.0 million in development, regulatory and commercial milestone payments, as well as royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits.
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
•after completion of the Phase 2 Challenge Study and before expiration of the Election Period, immediately upon written notice to the Company; or
•after delivery of the Election to Proceed Notice, upon 90 days’ written notice to the Company, which termination may be of the Janssen Collaboration Agreement in its entirety or on a country-by-country or Product-by-Product basis.
Revenue Recognition
As of September 30, 2022, the Company determined the transaction price is equal to the up-front fee of $27.0 million, research and development funding of $61.2 million, plus milestones achieved of $3.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Janssen Collaboration Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Janssen in May 2021, therefore the Company recognized the revenue related to this performance obligation in the amount of $27.0 million in May 2021 as collaboration revenue in its condensed consolidated statements of operations and comprehensive income (loss).
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
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2022 and 2021.
Melinta License Agreement
On July 26, 2022, the Company entered into the Melinta License Agreement with Melinta under which the Company granted Melinta an exclusive license to develop and commercialize products that contain or incorporate rezafungin, or the Melinta Licensed Product, in the U.S., or the Melinta Territory.
Licenses. Pursuant to the Melinta License Agreement, the Company granted Melinta an exclusive, royalty‑bearing license (including the right to sublicense through multiple tiers), to develop, register and commercialize the Melinta Licensed Product for all uses in humans and non-human animals in the Melinta Territory, subject to the Company’s retained right, as described below.
Non-Compete Covenant. Until the fifth anniversary of the first commercial sale of the first Melinta Licensed Product in the Melinta Territory, neither the Company nor Melinta, nor any of their respective majority-owned subsidiaries may, directly or indirectly, itself or in collaboration with any Third Party, develop, manufacture for development or commercialization, or commercialize any product in the echinocandin class of drugs in the Melinta Territory without the other party’s prior written consent, subject to certain provisions in connection with a change of control of a party.
Commercialization. Melinta will be solely responsible for the commercialization of rezafungin in the Melinta Territory, at its sole expense.
The Company’s Retained Rights. The Company retains the non-exclusive right to practice the intellectual property rights licensed to Melinta in the Melinta Territory solely for the purpose of performing its obligations under the Melinta License Agreement and Mundipharma Collaboration Agreement. The Company also retains the right to grant licenses under the intellectual property rights licensed to Melinta to third parties to which the Company has granted licenses or rights to market, promote and sell Melinta Licensed Product outside the Melinta Territory, to make and have made Melinta Licensed Product anywhere in the world solely to develop, register, use, sell, have sold, offer for sale, commercialize and import Melinta Licensed Product outside the Melinta Territory, subject to the terms of the Melinta License Agreement.
Continued Development and Regulatory Activities. The Company will be responsible, at its sole expense, for conducting an agreed upon development plan, or the Melinta Development Plan, that includes, among other activities, (a) completion of the ongoing ReSPECT Phase 3 pivotal clinical trial for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients, or the Prophylaxis Indication, (b) preparation and submission to the U.S. Food and Drug Administration, or FDA, of a supplemental New Drug Application, or NDA, for the Melinta Licensed Product in the Prophylaxis Indication, (c) site close-out activity worldwide (outside of China) for the Company’s ReSTORE Phase 3 pivotal clinical trial for the treatment of candidemia and invasive candidiasis, or the Treatment Indication, (d) certain nonclinical studies and other nonclinical activities, (e) certain chemistry, manufacturing and controls activities for the Melinta Licensed Product, and (f) all other development activities that are required by the FDA to obtain marketing approval of the Melinta Licensed Product in the Treatment Indication and the Prophylaxis Indication in the Melinta Territory.
The Company will remain the holder of all FDA submissions, including the rezafungin IND and NDA. The FDA submissions will transfer to Melinta on a transfer date determined based on the status of the ReSPECT trial and the associated supplemental NDA for the Prophylaxis Indication, after which Melinta will be responsible for performing all activities that may be necessary to maintain NDA approvals for the Melinta Licensed Product in the Treatment Indication and the Prophylaxis Indication in the Melinta Territory, at Melinta’s sole expense, subject to Melinta’s right to deduct from royalties payable to the Company the internal expenses (not to exceed a specified dollar amount per calendar year) and certain out-of-pocket expenses incurred by Melinta.
Supply and Transfer of CMC activities. Until Melinta assumes responsibility for the manufacture and supply of the Melinta Licensed Product for development and commercialization in the Melinta Territory, which it may do by direct purchase from the Company’s contract manufacturing organizations for the Melinta Licensed Product or by having a manufacturing technology transfer to Melinta or its designee performed at Melinta’s sole expense, which, in either case, will be no later than December 31, 2026, the Company will be responsible for the manufacture and supply of the Melinta Licensed Product for development and commercialization by Melinta in the Melinta Territory, and during such period, shall supply Melinta Licensed Product to Melinta pursuant to the terms of a supply agreement to be negotiated by the parties.
Financial Terms. Upon execution of the Melinta License Agreement the total potential transaction value is $460.0 million, including a $30.0 million upfront payment and up to $430.0 million in regulatory and commercial milestones. In addition, the Company is eligible for tiered royalties on U.S. sales in the low double digits to mid-teens.
Termination. Either party may terminate the Melinta License Agreement for uncured material breach by the other party. After July 26, 2023, Melinta may terminate the Melinta License Agreement at will. The Company may terminate the Melinta License Agreement if Melinta or any of its affiliates or sublicensees, directly or indirectly through any third party, commences any interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any of the patent rights licensed to Melinta by the Company.
Revenue Recognition
As of September 30, 2022, the Company determined the transaction price is equal to the up-front fee of $30.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Melinta License Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Melinta in August 2022, therefore the Company recognized the full revenue related to this performance obligation in the amount of $25.9 million in August 2022 as collaboration revenue in its condensed consolidated statements of operations and comprehensive income (loss).
Research and Development Services. The Company is required to provide research and development services, at its sole expense, as described under the Melinta Development Plan, which represents a distinct performance obligation. The Company concluded that progress towards completion of the performance obligation related to the research and development services is best measured in an amount proportional to the research and development expenses incurred and the total estimated research and development expenses.
Clinical Supply Services. The Company's obligation to supply rezafungin for ongoing clinical development in the Melinta Territory represents a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services is best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services. Revenue related to the clinical supply services performance obligation recognized during the three and nine months ended September 30, 2022 was immaterial.
Milestone Payments. The Company determined that as of September 30, 2022, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. No revenue related to milestones was recognized during the three and nine months ended September 30, 2022.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2022.
Costs to Obtain a Contract with a Customer
The Company incurred costs to a third party to obtain the Melinta License Agreement and capitalized $2.0 million upon execution of the Melinta License Agreement in accordance with ASC 340. The Company incurred these costs in connection with all the performance obligations identified in the Melinta License Agreement and allocated the capitalized contract costs to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. Amortization during the three and nine months ended September 30, 2022 was $1.8 million and is included within general and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2022, the remaining balance of the asset recognized from costs to obtain the Melinta License Agreement was $0.2 million.
Contract Liabilities
The following table presents a summary of the activity in the Company's contract liabilities (recorded as deferred revenue on the balance sheet) pertaining to the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement during the nine months ended September 30, 2022 (in thousands):

Opening balance, December 31, 2021	$32,333
Payments received in advance	11,319
Revenue from performance obligations satisfied during reporting period	(4,005)
Closing balance, September 30, 2022	$39,647

Current portion of deferred revenue	$15,249
Long-term portion of deferred revenue	24,398
Total deferred revenue, September 30, 2022	$39,647
As of September 30, 2022, aggregate transaction price allocated to performance obligations that are unsatisfied is $18.0 million, $39.5 million, and $3.8 million under the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively. These amounts are expected to be recognized over 2.3 years, 1.3 years, and 2.3 years which represent the remaining research periods under the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively.
As of September 30, 2022, the Company recorded $0.5 million and $4.5 million in accounts receivable associated with the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement, respectively.
The following table presents our contract revenues disaggregated by collaborator and timing of revenue recognition and excludes royalty revenue (in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Mundipharma	Janssen	Melinta	Mundipharma	Janssen	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property	$3,252	$—	$25,885	$3,252	$816	$25,885
Clinical Drug Supply	459	—	—	459	—	—
Over Time:
Research and Development Services	3,945	6,250	328	7,965	11,235	328
Clinical Supply Services	363	262	—	792	3,337	—
Total Revenue from Collaboration and License Agreements	$8,019	$6,512	$26,213	$12,468	$15,388	$26,213

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Mundipharma	Janssen	Melinta	Mundipharma	Janssen	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property	$—	$—	$—	$—	$27,000	$—
Clinical Drug Supply	—	—	—	—	—	—
Over Time:
Research and Development Services	3,033	2,072	—	7,795	3,747	—
Clinical Supply Services	237	1,734	—	598	3,207	—
Total Revenue from Collaboration and License Agreements	$3,270	$3,806	$—	$8,393	$33,954	$—

8. COMMITMENTS AND CONTINGENCIES
Lease Obligations
On July 14, 2021, the Company entered into a sixth amendment to its lease with Nancy Ridge Technology Center, L.P. which extended the term of the lease by an additional 24 months and increases the base rent to $103,733 per month effective January 1, 2022, subject to 3% increases every January. The lease expires on December 31, 2023 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. As of September 30, 2022, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. The incremental borrowing rate used in measuring the Company's lease liability was 10.8%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company's operating lease as of September 30, 2022 (in thousands):

2022	$340
2023	1,400
Total undiscounted operating lease payments	$1,740
Less: Imputed interest	(119)
Present value of lease payments	$1,621
The balance sheet classification of the Company's operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$1,491

Current portion of lease liability	$1,277
Lease liability	344
Total operating lease liability	$1,621
As of September 30, 2022, the weighted average remaining lease term was 1.3 years.
Cash paid for amounts included in the present value of operating lease liabilities was $1.0 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively.
Operating lease costs were $1.0 million and $0.9 million for the nine months ended September 30, 2022 and 2021 respectively. These costs are primarily related to the Company's long-term operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
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
In addition, we are using our Cloudbreak platform to develop a potential new class of drugs called drug-Fc conjugates, or DFCs, for the prevention and treatment of serious diseases. This technology couples potent inhibitors to a human antibody fragment to create long-acting DFCs designed to inhibit multiple disease targets. Our most advanced DFC program is CD388, a highly potent, long-acting antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza, which is in Phase 1 and Phase 2a clinical trials. Additional programs are targeting the SARS-CoV-2 strains causing COVID-19 and multiple solid tumor oncology indications.
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
Recent Developments
Initiation of Phase 2a trial
In September 2022, we initiated a Phase 2a trial (NCT05523089) to evaluate the pre-exposure prophylactic activity of CD388 against influenza virus.
The Phase 2a trial, which dosed its first healthy volunteer in September 2022, is a single-center, randomized, double-blind, placebo-controlled, proof-of-concept study to assess the prophylactic antiviral activity, safety, tolerability and pharmacokinetics of CD388 against influenza via a human viral challenge (influenza) model. Multiple dose levels of CD388 will be evaluated in volunteers who will receive a single administration of CD388 or placebo prior to influenza viral challenge. The trial is expected to enroll up to 168 healthy adults. Results are expected in the first half of 2023.

NDA accepted by the FDA
The U.S. Food and Drug Administration, or FDA, accepted for filing and granted Priority Review to our New Drug Application, or NDA, for rezafungin for the treatment of candidemia and invasive candidiasis, in September 2022. The FDA has assigned a Prescription Drug User Fee Act target action date of March 22, 2023, enabled by rezafungin's designation as a Qualified Infectious Disease Product, and is planning to hold an advisory committee meeting to discuss the application.
Compliance with Nasdaq listing requirements
On October 6, 2022, we attended a hearing before the Nasdaq Hearings Panel, or the Panel, and presented our plan to regain compliance with The Nasdaq Capital Market’s, or Nasdaq, $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a), and requested that the Panel allow us additional time within which to regain compliance. On October 18, 2022, the Panel granted our request for continued listing on Nasdaq, pursuant to an extension, through February 27, 2023. The extension is subject to certain specified conditions and our submission of certain interim updates to the Panel. To evidence compliance with the minimum bid price requirement, we must report a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days on or before February 27, 2023.
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
Our lead Cloudbreak candidates are DFCs for the prevention and treatment of influenza, or influenza DFCs. In September 2020, we nominated CD388, our influenza DFC, as a development candidate. We submitted an IND for CD388 in December 2021 and initiated a Phase 1 trial (NCT05285137) in March 2022. The Phase 1 trial is a randomized, double-blind, dose-escalation study to determine the safety, tolerability and pharmacokinetics of intramuscular and subcutaneous administration of CD388 in healthy subjects. Dosing of all six planned cohorts has been initiated as planned. In addition, a separate Phase 1 Japanese bridging study has been initiated.
All Phase 1 and Phase 2a trials are being conducted under the Janssen Collaboration Agreement (as defined below).
The Cloudbreak platform has also enabled us to expand the development of DFCs to target other life-threatening viral diseases including Coronavirus strains causing COVID-19.
In addition, we have expanded the Cloudbreak platform beyond infectious diseases, to discover and develop highly potent DFCs that can target multiple immune checkpoint pathways with a single DFC for oncologic diseases.
On July 7, 2022, we presented preliminary data on our Oncology and Coronavirus DFCs as part of our Research and Development Day and expect to announce a development candidate for our CD73 oncology program by the end of 2022.
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

Under the terms of the Janssen Collaboration Agreement, we are collaborating in the research, preclinical and early clinical development of CD388, under a mutually-agreed research plan with the objective of advancing development through Phase 1 clinical trials and the first Phase 2a clinical trial. We are responsible for performing all IND-enabling nonclinical studies and early-stage clinical trials under the research plan. Both parties are responsible for conducting certain specified chemistry, manufacturing and controls development activities under the research plan. Janssen is solely responsible, and reimburses us for internal personnel and out-of-pocket costs incurred in performing the research plan activities in accordance with an agreed budget. After completion of the research plan and upon its election to proceed with development, Janssen will be solely responsible for late-stage development, manufacturing, licensure and commercialization. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid us an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we are eligible for reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting research plan activities. As of September 30, 2022, we have received the $27.0 million up-front payment, $20.6 million in research and development reimbursements, and $3.0 million in milestone payments.
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
ReSPECT Phase 3 clinical trial
We are currently conducting the ReSPECT, single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial (NCT04368559) in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly out to 90 days, is being compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for this trial for the FDA and EMA is fungal-free survival at day 90. We expect this trial to enroll approximately 462 patients. While the ReSPECT trial remains open for enrollment, we continue to monitor the near- and long-term impact of COVID-19 on the ability of our clinical investigators to recruit patients at each of our global clinical trial sites. Thus far, we have relied on sites in the European Union, or EU, for enrollment. Our first four U.S. sites have been recently activated and we are activating additional U.S. sites by year end.
Melinta License Agreement
On July 26, 2022, we entered into a License Agreement, or the Melinta License Agreement, with Melinta Therapeutics, LLC, or Melinta, under which we granted Melinta an exclusive license to develop and commercialize products that contain or incorporate rezafungin in the U.S.
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
The total potential transaction value is $460.0 million, including a $30.0 million upfront payment and up to $430.0 million in regulatory and commercial milestones. In addition, we are eligible for tiered royalties on U.S. sales in the low double digits to mid-teens. As of September 30, 2022, we have received the $30.0 million up-front payment.
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
As of September 30, 2022, we have received $9.0 million from the sale of our equity to Mundipharma, a $30.0 million up-front payment, $31.4 million in global development funding, $25.1 million in milestone payments (including an $11.1 million milestone payment creditable against future royalties payable to us).
COVID-19 Update
We continue to monitor the potential impact of the COVID-19 global pandemic on our business.
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
Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of September 30, 2022, we had an accumulated deficit of $393.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
In connection with the preparation of our financial statements for the three and nine month period ended September 30, 2022, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents may not be sufficient to fund our obligations for twelve months from the issuance of these financial statements. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt and other non-dilutive financing alternatives, or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.

FINANCIAL OPERATIONS OVERVIEW
Revenues
To date, we have generated all of our revenues from our strategic partnerships with Mundipharma and Janssen, and our license agreement with Melinta. In the future, we may generate revenue from a combination of license fees and other upfront payments, other funded research and development agreements, milestone payments, product sales, government and other third-party funding and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of nonclinical, clinical, regulatory and commercialization milestones, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized. If we are unable to fund our development costs or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
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
•the duration of patient follow-up;
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rezafungin	$9,352	$12,440	$28,142	$31,596
Cloudbreak platform	6,252	3,296	12,734	8,283
Personnel costs	3,881	4,231	12,741	12,586
Other research and development expenses	556	538	1,845	1,609
Total research and development expenses	$20,041	$20,505	$55,462	$54,074
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
Other income (expense), net
Other income and expense consist primarily of interest income and expense, and various income or expense items of a non-recurring nature.
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
In September 2019, we entered into the Mundipharma Collaboration Agreement with Mundipharma. We concluded that there were three performance obligations under the Mundipharma Collaboration Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in September 2019.
In March 2021, we entered into the Janssen Collaboration Agreement with Janssen. We concluded that there were three performance obligations under the Janssen Collaboration Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in May 2021.
In July 2022, we entered into the Melinta License Agreement with Melinta. We concluded that there were three performance obligations under the Melinta License Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other. Revenue associated with the license was recognized upon delivery in August 2022.
We concluded that progress towards completion of the research and development and clinical supply performance obligations related to the Mundipharma Collaboration Agreement, as well as progress towards completion of the research and development performance obligation related to the Melinta License Agreement, are best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. We periodically review and update the estimated collaboration expenses, when appropriate, which may adjust revenue recognized for the period. While such changes to our estimates have no impact on our reported cash flows, the amount of revenue recorded in the period could be materially impacted. Revenue for the Janssen Collaboration Agreement is recognized based on actual amounts billed as the underlying services are provided and billed at market rates. The transaction prices to be recognized as revenue under both the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement consist of upfront payments, estimated reimbursable research and development and clinical supply costs, and milestones achieved to date. The transaction price to be recognized as revenue under the Melinta License Agreement consists of an upfront payment.
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
RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Collaboration revenue	$40,744	$7,076	$33,668
Research and development expense	20,041	20,505	(464)
General and administrative expense	5,780	4,607	1,173
Other income (expense), net	55	(47)	102
Collaboration revenue
Collaboration revenue was $40.7 million for the three months ended September 30, 2022 and $7.1 million for the three months ended September 30, 2021. Revenue for the three months ended September 30, 2022 included $25.9 million of revenue recognized upon transfer of an intellectual property license to Melinta in August 2022. The remaining revenue for the three months ended September 30, 2022 relates to the achievement of milestones and ongoing research and development and clinical supply services provided to Mundipharma, Janssen, and Melinta of $8.0 million, $6.5 million and $0.3 million, respectively.
Revenue for the three months ended September 30, 2021 relates to ongoing research and development and clinical supply services provided to Mundipharma and Janssen of $3.3 million and $3.8 million, respectively.
Research and development expenses
Research and development expenses were $20.0 million for the three months ended September 30, 2022 and $20.5 million for the three months ended September 30, 2021. The decrease in research and development expenses is primarily due to lower clinical expenses associated with the rezafungin clinical trials and lower consulting and personnel costs, offset by higher clinical expenses associated with our Cloudbreak antiviral platform.
General and administrative expenses
General and administrative expenses were $5.8 million for the three months ended September 30, 2022 and $4.6 million for the three months ended September 30, 2021. The increase in general and administrative expenses is primarily due to amortization of contract costs related to obtaining the Melinta License Agreement offset by lower consulting and personnel costs.
Other income (expense), net
Other income (expense), net during the three months ended September 30, 2022 and September 30, 2021 related primarily to interest expense in connection with our loan from Pacific Western Bank, offset by interest income generated from cash held in interest-bearing investments.

Comparison of the nine months ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Collaboration revenue	$54,069	42,347	$11,722
Research and development expense	55,462	54,074	1,388
General and administrative expense	15,058	13,758	1,300
Other expense, net	29	(179)	208
Collaboration revenue
Collaboration revenue was $54.1 million for the nine months ended September 30, 2022 and $42.3 million for the nine months ended September 30, 2021. Revenue for the nine months ended September 30, 2022 included $25.9 million of revenue recognized upon transfer of an intellectual property license to Melinta in August 2022. The remaining revenue for the nine months ended September 30, 2022 relates to the achievement of milestones and ongoing research and development and clinical supply services provided to Mundipharma, Janssen and Melinta of $12.5 million, $15.4 million, and $0.3 million, respectively.
Revenue for the nine months ended September 30, 2021 included $27.0 million of revenue recognized upon transfer of an intellectual property license to Janssen in May 2021. The remaining revenue for the nine months ended September 30, 2021 relates to ongoing research and development and clinical supply services provided to Mundipharma and Janssen of $8.4 million and $6.9 million, respectively.
Research and development expenses
Research and development expenses were $55.5 million for the nine months ended September 30, 2022 and $54.1 million for the nine months ended September 30, 2021. The increase in research and development expenses is primarily due to increased expense associated with our Cloudbreak antiviral platform and higher personnel costs, offset by lower clinical expenses associated with the rezafungin clinical trials.
General and administrative expenses
General and administrative expenses were $15.1 million for the nine months ended September 30, 2022 and $13.8 million for the nine months ended September 30, 2021. The increase in general and administrative expenses is primarily due to amortization of contract costs related to obtaining the Melinta License Agreement, offset by lower consulting and personnel costs.
Other income (expense), net
Other income (expense), net during the nine months ended September 30, 2022 and September 30, 2021 related primarily to interest expense in connection with our loan from Pacific Western Bank, offset by interest income generated from cash held in interest-bearing investments.
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

We are eligible to receive up to $484.3 million in development, regulatory and commercial milestone payments from Mundipharma for successful completion of certain activities over the next several years, as well as double-digit royalties in the teens on tiers of annual net sales.
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
We are eligible to receive up to $430.0 million in regulatory and commercial milestone payments from Melinta for successful completion of certain activities over the next several years, as well as tiered royalties on U.S. sales in the low double digits to mid-teens.
On November 8, 2018, we entered into the controlled equity offering sales agreement with Cantor Fitzgerald & Co, or the Sales Agreement, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. As of September 30, 2022, the aggregate offering price remaining under the Sales Agreement was $46.8 million.
Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2023 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to the Company. As of September 30, 2022, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments are $1.7 million as of September 30, 2022.
As discussed further below, we believe that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. There are many factors that could impact our operating cash flow, most notably achievement of milestones under our Mundipharma Collaboration Agreement, Janssen Collaboration Agreement and Melinta License Agreement.
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
We enter into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services that generally provide for termination either on notice or after a notice period. Our material cash requirements include costs to complete agreed-upon activities under our Mundipharma Collaboration Agreement, Janssen Collaboration Agreement and Melinta License Agreement, as well as personnel and general and administrative support costs.
As of September 30, 2022, we had $53.1 million in cash and cash equivalents. The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(7,471)	$(10,325)
Investing activities	(109)	(41)
Financing activities	(1,615)	7,722
Net decrease in cash, cash equivalents, and restricted cash	$(9,195)	$(2,644)
Operating activities
Net cash used in operating activities was $7.5 million for the nine months ended September 30, 2022, compared to net cash used in operating activities of $10.3 million for the nine months ended September 30, 2021. Cash used in operating activities for the nine months ended September 30, 2022 was primarily attributable to a net loss of $16.4 million, and included $2.8 million for a milestone achieved in December 2021 under the Mundipharma Collaboration Agreement, which was received in January 2022, $3.0 million for a milestone achieved in March 2022 under the Janssen Collaboration Agreement, which was received in May 2022, $11.1 million for a milestone achieved in August 2022 under the Mundipharma Collaboration Agreement, which was received in September 2022, and the $30.0 million upfront payment received in August 2022 pursuant to the Melinta License Agreement.

Cash used in operating activities for the nine months ended September 30, 2021 was primarily attributable to a net loss of $25.7 million and included $11.1 million for a milestone achieved in November 2020 under the Mundipharma Collaboration Agreement, which was received in January 2021, and the $27.0 million upfront payment received in May 2021 pursuant to the Janssen Collaboration Agreement.
For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our investing activities during the nine months ended September 30, 2022 and 2021 consisted of purchases of property and equipment.
Financing activities
Net cash used in financing activities during the nine months ended September 30, 2022 primarily consisted of net proceeds of $1.7 million from the sale of 2,292,543 shares of common stock under the Sales Agreement, after deducting placement agent fees, offset by principal payments of $2.6 million made in connection with our loan from Pacific Western Bank and $0.7 million related to issuance costs for our 2021 underwritten public offering.
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

As of September 30, 2022, we are continuing to carry out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022 due to a material weakness in internal control over financial reporting described below.
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
Remediation of Material Weakness
We are committed to maintaining a strong internal control environment and implementing measures to ensure that the control deficiency identified above is remediated as soon as possible. Management is in the process of implementing a remediation plan, which includes adding additional layers of review by members of our management team regarding the evaluation of applicable accounting standards and completeness and accuracy of valuation assumptions related to non-routine transactions that include collaboration revenue. The remediation actions are also being monitored by the Audit Committee of our Board of Directors.

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
•We depend heavily on the success of rezafungin, for which an NDA has been submitted to the FDA, and CD388, currently in Phase 1 and Phase 2a clinical development, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.
•If we experience delays or difficulties in enrolling patients in our clinical trials our receipt of necessary regulatory approvals could be delayed or prevented.
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
Risks Related to the COVID-19 Pandemic
Our operations, business and financial results have been and could continue to be adversely impacted by the current public health pandemic related to COVID-19.*
In January 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of novel coronavirus known as COVID-19 and, in March 2020, the WHO declared the COVID-19 outbreak a pandemic, or the COVID-19 pandemic. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business interruptions and shutdowns. These precautions have disrupted our business operations and prospects. For example, we have experienced, and expect to continue to experience, trial site activation and enrollment delays for the ReSPECT clinical trial due to facility restrictions, quarantines, travel restrictions, focus on COVID-specific trials and other obstacles. Our NDA for rezafungin may be adversely impacted by the pandemic if FDA personnel are redirected to pandemic-related product reviews or if FDA personnel are unable to travel to conduct manufacturing or clinical site inspections in conjunction with the review of our NDA. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could impair our ability to raise capital when needed. While the disruption from COVID-19 has had and we expect it to continue to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time. In addition, to the extent the ongoing COVID-19 outbreak continues to adversely affect our business, financial condition, results of operations and growth prospects, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this "Risk Factors" section.
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of rezafungin, for which an NDA has been submitted to the FDA, and CD388, currently in Phase 1 and Phase 2a clinical development, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.*
We are currently conducting two Phase 3 clinical trials of rezafungin. We have completed the ReSTORE trial and conducted the primary analyses required for potential approval in U.S. and Europe but are continuing to enroll and treat patients in China to support Chinese regulatory filings. The U.S. Food and Drug Administration, or FDA, accepted for filing and granted Priority Review to our New Drug Application, or NDA, for rezafungin for the treatment of candidemia and invasive candidiasis, in September 2022. The FDA is planning to hold an advisory committee meeting to discuss the application. Even though the NDA has been accepted for filing, we may receive a Complete Response Letter rather than approval, including for reasons that may be identified during a meeting of the advisory committee. Additionally, the FDA may issue a Complete Response Letter if it does not agree that the clinical benefits outweigh the risks or if any of our clinical or manufacturing sites are found to be out of compliance with FDA requirements.
The ReSPECT trial is currently enrolling globally. We received IND clearance for CD388, our DFC for prevention and treatment of influenza, from the FDA in March 2022 and subsequently initiated a Phase 1 clinical trial. In September 2022, we initiated a Phase 2a trial of CD388 to evaluate the pre-exposure prophylactic activity of CD388 against influenza virus and a separate Phase 1 Japanese bridging study has been initiated. We are also conducting in vitro and in vivo preclinical studies of other product candidates from our Cloudbreak program for viral infections and oncology indications. Our assumptions about why rezafungin and CD388 are worthy of continued development, as well as our assumptions about the markets for rezafungin, CD388 or any other potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of marketing approval for rezafungin and CD388, and the regulatory paths for marketing approval for additional products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin, CD388 and any other product candidates we may develop will depend on many factors, including the following:
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
If we experience delays or difficulties in enrolling patients in our clinical trials our receipt of necessary regulatory approvals could be delayed or prevented.*
We may not be able to complete the ReSPECT clinical trial or the ongoing portion of the ReSTORE trial in China if we are unable to identify and enroll a sufficient number of eligible patients, as required by the FDA or similar regulatory authorities outside the U.S., or if we do not believe that the number of patients required by such regulatory authorities can be enrolled in a reasonable timeframe.
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
We do not know whether either the ReSPECT trial or the Phase 1 or Phase 2a trials of CD388 will be completed on schedule. We have experienced significant delays in these trials arising from the COVID-19 global pandemic. We may experience numerous other unforeseen events that could delay or prevent our ability to commence or complete our clinical trials, which could then delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
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
We expect that if we are successful in developing influenza product candidates identified through our Cloudbreak program, such product candidates will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including influenza vaccines, neuraminidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak platform for the treatment or prevention of other serious diseases, such as the SARS-CoV-2 strains causing COVID-19, and various cancers. We are aware of a large number of approved and investigational therapies in these areas also.
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
We may not be successful in our efforts to identify, discover, and develop potential product candidates through our Cloudbreak platform or otherwise.*
Through our Cloudbreak platform, we are developing DFCs for the treatment and prevention of serious diseases, including influenza, the SARS-CoV-2 strains causing COVID-19, and various cancers. We have nominated the DFC CD388 as our lead development candidate for influenza. In applying our Cloudbreak platform, we may not be successful in identifying additional DFCs that could be developed as drug therapies. In addition, our Cloudbreak platform may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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
Risks Related to Our Financial Position and Need for Additional Capital
We need substantial additional funding to complete the development of rezafungin and to advance CD388 and our Cloudbreak program.*
In connection with the preparation of our financial statements for the period ended September 30, 2022, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance CD388 and other product candidates from our Cloudbreak program is also dependent on our ability to obtain additional funding.
On September 3, 2019, we entered into the Mundipharma Collaboration Agreement, pursuant to which we granted Mundipharma exclusive commercialization rights to rezafungin outside the U.S. and Japan in exchange for a $30.0 million upfront payment, near-term funding to support the global Phase 3 ReSTORE and ReSPECT trials, and the potential to receive development, regulatory and commercial milestone payments and double-digit royalties in the teens on tiers of annual net sales. The Mundipharma Collaboration Agreement requires, among other things, that we complete the rezafungin development program. On March 31, 2021, we entered into the Janssen Collaboration Agreement, to develop and commercialize our Cloudbreak DFCs for the prevention and treatment of seasonal and pandemic influenza. Under the collaboration, we will be responsible for the development and manufacturing of the first influenza DFC, CD388, into the clinic and through Phase 2 clinical development, and Janssen will be responsible for late-stage development, manufacturing, registration and global commercialization. We received an upfront payment of $27.0 million. Janssen will fund all future research, development, manufacturing and commercialization for CD388, of which Janssen has funded $20.6 million as of September 30, 2022. On July 26, 2022, we entered into the Melinta License Agreement, pursuant to which we granted Melinta an exclusive license to develop, register and commercialize rezafungin in the U.S. in exchange for a $30.0 million upfront payment and the potential to receive regulatory and commercial milestone payments and tiered royalties on U.S. sales in the low double digits to mid-teens. The Melinta License Agreement requires, among other things, that we complete the rezafungin development program. Our ability to meet our development obligations under the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement depends on our ability to obtain additional funding.
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
•the costs and timing to complete our Phase 3 ReSPECT trial, the remaining Chinese portion of the ReSTORE trial and the CD388 Phase 1 and Phase 2a trials;
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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of September 30, 2022, we had cash and cash equivalents of $53.1 million.
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
In September 2019, we issued $9.0 million of our common stock to Mundipharma in connection with entering into the Mundipharma Collaboration Agreement. In February 2020, we issued $30.0 million of our common stock and Series X Preferred Stock upon the closing of a rights offering. In October 2021, we issued $38.5 million of our common stock and Series X Preferred Stock upon the closing of concurrent but separate public offerings. As of September 30, 2022, we have issued 13,443,622 shares of common stock pursuant to the Sales Agreement with an aggregate offering price of approximately $31.5 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma, the sale of our common stock and Series X Preferred Stock issued in our rights offering, the sale of our common stock and Series X Preferred Stock in our concurrent public offerings or the sale of common stock under the Sales Agreement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
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
If we are unable to raise additional funds through equity, debt or other financing structures, or through collaborations, strategic alliances or licensing arrangements with third parties, or through receiving government and/or charitable grants or contracts, we may be required to delay, reduce or terminate our rezafungin development program, including our ReSPECT Phase 3 clinical trial, be unable to meet our development obligations under the Mundipharma Collaboration Agreement and the Melinta License Agreement, and be unable to continue advancing the Cloudbreak program for non-influenza DFCs, or be forced to grant rights in the Cloudbreak program for non-influenza DFCs that we would otherwise prefer to retain for ourselves.
We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*
Since our inception, we have incurred significant operating losses. Our net losses were $16.4 million and $25.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $393.6 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement and Melinta License Agreement. We have devoted substantially all of our financial resources and efforts to research and development. We are currently conducting the ReSPECT and ReSTORE China Phase 3 clinical trials of rezafungin, Phase 1 and Phase 2a studies of CD388, and preclinical studies of our other DFCs. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising inflation, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive.
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
If we are unable to continue to satisfy the applicable continued listing requirements of Nasdaq, our common stock could be delisted.
Our common stock is currently listed on The Nasdaq Capital Market under the symbol “CDTX.” In order to maintain this listing, we must continue to satisfy minimum financial and other continued listing requirements and standards. We cannot assure you that we will be able to continue to comply with the applicable listing standards.
If we are not able to comply with applicable listing standards, our shares of common stock will be subject to delisting. The delisting of our common stock from trading on Nasdaq may have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

Risks Related to Our Dependence on Third Parties
We are dependent on our collaboration partners to provide funding to continue the development of rezafungin and CD388; for the commercialization of rezafungin outside Japan; and for the late-stage development, manufacturing, registration and commercialization of CD388. If the collaborations are not successful, we may not be able to complete the development of rezafungin and CD388, or capitalize on the full market potential for rezafungin and CD388.*
On September 3, 2019, we licensed the rights to rezafungin outside of the U.S. and Japan to Mundipharma, a large international pharmaceutical company, and on July 26, 2022, we licensed the rights to rezafungin inside the U.S. to Melinta. Our ability to complete the development of rezafungin is dependent, in part, on funds provided by Mundipharma and Melinta. Additionally, our ability to receive payments from these arrangements will depend on Mundipharma’s and Melinta's ability to successfully commercialize rezafungin in their respective territories.
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
We must obtain marketing approval in each jurisdiction in which we market our products. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not submitted a marketing application or received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. As a company we may not be able to prepare our contract manufacturers and clinical sites for inspection associated with NDA review, or appearing before an FDA advisory committee. Our NDA may receive a Complete Response Letter rather than approval. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process, testing and release and inspection of manufacturing facilities and personnel by the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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
•the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, which require, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and information regarding physician ownership and investment interests; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payors, including private insurers, some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. However, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. Further, the Affordable Care Act imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance were also enacted under the Affordable Care Act, which may affect our business practices with healthcare practitioners. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
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
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.
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
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.*
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Based on our evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, we determined that we had a material weakness as of September 30, 2022 because our review control over the evaluation of applicable accounting standards and assessment of completeness and accuracy of valuation assumptions, related to non-routine transactions that include collaboration revenue, was not appropriately designed or operating effectively. While this improper design and operation did not result in a material error in the annual or interim financial statements, there is a reasonable possibility that a material misstatement in the annual or interim financial statements would not have been detected. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We are in the process of implementing a remediation plan. We have amended our process to add additional layers of review by members of our management team regarding the evaluation of applicable accounting standards and completeness and accuracy of valuation assumptions related to non-routine transactions that include collaboration revenue. The effectiveness of our process changes and overall remediation efforts is being assessed by management on an ongoing basis. The remediation actions are also being monitored by the Audit Committee of our Board of Directors. However, we cannot assure you that these efforts will remediate this material weakness in a timely manner, or at all, or that we will be able to maintain effective controls and procedures even if we remediate this material weakness. If we are unable to successfully remediate this material weakness, design or operate effective controls and procedures, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock.
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
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 71,181,197 shares of common stock outstanding as of September 30, 2022. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3.3(4)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

4.3(4)	Form of Common Stock Purchase Warrant for First Private Placement.

10.1*	License Agreement by and between the Registrant and Melinta Therapeutics, LLC, dated July 26, 2022.

10.2+	Employment offer letter between the Registrant and Taylor Sandison, dated March 22, 2017.

10.3+	Employment offer letter between the Registrant and Shane M. Ward, dated August 17, 2021.

10.4+	Employment offer letter between the Registrant and Preetam Shah, dated August 19, 2021.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q has been formatted in Inline

+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit (indicated by asterisks) have been excluded pursuant to Item 601(b)(10) of Regulation S-K because they are both not material and are the type that the Registrant treats as private or confidential.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 21, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: November 3, 2022	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Preetam Shah, Ph.D., MBA
Preetam Shah, Ph.D., MBA
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer)