Form 10-K
period 2022-12-31
Cidara Therapeutics, Inc.
filed 2023-03-23
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-36912

CIDARA THERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware			46-1537286
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

6310 Nancy Ridge Drive,		Suite 101
San Diego,	CA	92121	(858)	752-6170
(Address of Principal Executive Offices)			(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which is registered
Common Stock, $0.0001 Par Value	“CDTX”	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 30, 2022, was approximately $33.2 million.
The number of shares of Registrant’s common stock outstanding as of March 16, 2023 was 89,008,412.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A in connection with the Registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2022.

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
•We depend heavily on the success of rezafungin and CD388, which is currently in Phase 1 and Phase 2a clinical development, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.
•If we experience delays or difficulties in enrolling patients in our clinical trials our receipt of necessary regulatory approvals could be delayed or prevented.
•If clinical trials for rezafungin, CD388, CD421 or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
•We need substantial additional funding to complete the development of rezafungin and to advance CD388, CD421 and our Cloudbreak program.
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

CIDARA THERAPEUTICS, INC.
PART I
Item 1. Business.
Overview
We are a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious diseases. We are focused on infectious diseases and oncology. Our lead product candidate is rezafungin (trade name REZZAYOTM), an intravenous formulation of a novel echinocandin antifungal. Rezafungin is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections. Rezafungin will be positioned in the estimated $4.2 billion global systemic antifungal market in which there is high unmet need, high mortality rate, few new agents in development and significant market opportunity.
Our primary focus now is using our Cloudbreak® platform to develop a potential new class of drugs called drug-Fc conjugates, or DFCs, for the prevention and treatment of serious diseases. This technology couples potent inhibitors to a human antibody fragment to create long-acting DFCs designed to inhibit multiple disease targets. Our most advanced DFC program is CD388, a highly potent, long-acting antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza, which is in Phase 1 and Phase 2a clinical trials. Additional programs are targeting the SARS-CoV-2 strains causing COVID-19 and multiple solid tumor oncology indications.
Recent Developments
Cloudbreak Oncology Program
Immune checkpoint antagonists have generated durable responses in cancers with improved side effect profiles compared to conventional chemotherapy. However, to date, improved outcomes from existing therapies have been limited to a relatively small subset of patients. To broaden the response rate to more patients, targeting additional mechanisms of tumor immune evasion will be critical. Using our DFC approach, we are seeking to generate a best-in-class CD73 inhibitor that combines the attributes of small molecule inhibitors and monoclonal antibody, or mAb, inhibitors that are currently in clinical trials.
In January 2023, we nominated CBO-212 as our first oncology DFC candidate. With our Cloudbreak oncology program we seek to develop a new generation of immunotherapies, and our lead oncology DFC candidate, CD421 (which is an enhanced version of CBO-212), is a first-in-class CD73 inhibitor that combines the strengths of small molecules and monoclonal antibodies targeting CD73. We are currently advancing CD421 that confers reduced immunogenic properties through investigational new drug application, or IND, -enabling studies.
In February 2023, we expanded our existing collaboration with WuXi XDC, a leading global contract manufacturing organization, or CMO, dedicated to end-to-end bioconjugates services, under which WuXi XDC will provide IND-enabling chemistry and manufacturing and controls, or CMC, development services for our Cloudbreak oncology program.
FDA Advisory Committee Recommendation and FDA Approval of Rezafungin for the Treatment of Candidemia and Invasive Candidiasis
On January 24, 2023, the U.S. Food and Drug Administration, or FDA, Antimicrobial Drugs Advisory Committee voted favorably 14 to 1 that we, as part of our New Drug Application, or NDA, provided sufficient evidence supporting a favorable benefit-risk assessment for a limited use indication for rezafungin for the treatment of candidemia and invasive candidiasis in adult patients with limited or no alternative treatment options.
On March 22, 2023, the FDA approved REZZAYO (rezafungin for injection) for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. REZZAYO is the first new treatment option approved for patients with candidemia and invasive candidiasis in over a decade, and is the only available once-weekly echinocandin.
Compliance with Nasdaq Listing Requirements
On February 9, 2023, we received formal notice from The Nasdaq Stock Market, LLC, or Nasdaq, Hearings Panel, or the Panel, stating that we have regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2), subject to a discretionary Panel Monitor until November 9, 2023.

CIDARA THERAPEUTICS, INC.
Phase 2a Interim Results
On March 1, 2023, we announced efficacy and safety data from a planned interim analysis of our ongoing Phase 2a trial evaluating the pre-exposure prophylactic activity of CD388 against the H3N2 influenza A virus strain, as of a February 13, 2023 data cut-off. The Phase 2a trial is a single-center, randomized, double-blind influenza challenge study in healthy volunteers designed to assess the prophylactic antiviral activity, safety, tolerability and pharmacokinetics of CD388 in healthy volunteers. The interim analysis is based on 56 subjects enrolled in the trial, with 28 subjects receiving a single dose of CD388 (150 mg) and 28 subjects receiving a placebo.
The interim data for the primary efficacy endpoint of Area Under the Viral Load-Time Curve (a measure of a drug’s ability to attenuate viral replication), or VL-AUC, and for the secondary efficacy endpoint of influenza infection incidence for 150 mg CD388 versus placebo are shown below.

	Placebo (n=28)	CD388 150 mg (n=28)
Area Under the Viral Load-time Curve (VL-AUC)- Mean (SD)	16.1 (11.9)	10.7 (8.0)
PCR confirmed influenza infection- n (%)	14 (50%)	6 (21.4%)
As shown above, despite the small sample size in this planned interim analysis, a decrease in viral replication in the upper respiratory tract and influenza infection was observed in participants receiving a single dose of CD388 when compared to placebo. No treatment emergent adverse events leading to study discontinuation or serious adverse events were reported in the interim analysis. All participants included in the interim analysis received either CD388 or placebo and were then challenged with influenza five days later.
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
Our lead Cloudbreak candidates are CD388, a DFC for the prevention and treatment of influenza, or influenza DFC, and CD421, a CD73-targeting DFC for the treatment of solid tumors.
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
In September 2022, we initiated a Phase 2a trial (NCT05523089) to evaluate the pre-exposure prophylactic activity of CD388 against influenza virus. The Phase 2a trial, which dosed its first healthy volunteer in September 2022, is a single-center, randomized, double-blind, placebo-controlled, proof-of-concept study to assess the prophylactic antiviral activity, safety, tolerability and pharmacokinetics of CD388 against influenza via a human viral challenge (influenza) model. Multiple dose levels of CD388 will be evaluated in volunteers who will receive a single administration of CD388 or placebo prior to influenza viral challenge. Interim results in February 2023 demonstrated a reduction in the viral load (area under the curve) for 150 mg of CD388 compared to placebo and a reduction in the incidence of subjects infected following influenza challenge for 150 mg of CD388 compared to placebo. Final results are expected later in 2023.
All Phase 1 and Phase 2a trials are being conducted under the Janssen Collaboration Agreement (as defined below).

CIDARA THERAPEUTICS, INC.
In December 2022, we received the first U.S. patent for CD388. The patent includes claims directed to the composition of matter of CD388. The patent is projected to expire in 2039 plus any available patent term extension.
The Cloudbreak platform has also enabled us to expand the development of DFCs to target other life-threatening viral diseases including the SARS-CoV-2 strains causing COVID-19.
In addition, we have expanded the Cloudbreak platform beyond infectious diseases, to discover and develop highly potent DFCs that can target multiple immune checkpoint pathways with a single DFC for oncologic diseases. Cidara’s lead oncology development candidate, CD421, targets CD73 in the adenosine pathway, which contributes to immune evasion in solid cancers by flooding the tumor microenvironment with adenosine, a potent immune cell suppressor. CD73 is highly expressed on a variety of tumor and stromal cells as well as immunosuppressive cell populations, such as regulatory T cells and myeloid-derived suppressor cells. CD421 is designed to address the potency, efficacy, pharmacokinetic and safety limitations of small molecule and monoclonal antibody candidates targeting CD73.
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
Under the terms of the Janssen Collaboration Agreement, we are collaborating in the research, preclinical and early clinical development of CD388, under a mutually-agreed research plan with the objective of advancing development through Phase 1 clinical trials and the first Phase 2a clinical trial. We are responsible for performing all IND-enabling nonclinical studies and early-stage clinical trials under the research plan. Both parties are responsible for conducting certain specified chemistry, manufacturing and controls development activities under the research plan. Janssen is solely responsible, and reimburses us for internal personnel and out-of-pocket costs incurred in performing the research plan activities in accordance with an agreed budget. After completion of the research plan and upon its election to proceed with development, Janssen will be solely responsible for late-stage development, manufacturing, licensure and commercialization. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid us an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we are eligible for reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting research plan activities. As of December 31, 2022, we have received the $27.0 million up-front payment, $25.1 million in research and development reimbursements, and $3.0 million in milestone payments.
We are eligible to receive up to an additional $237.0 million in development and regulatory milestone payments from Janssen for successful completion of certain activities over the next several years, including but not limited to Janssen’s decision to proceed with clinical development and initiation of a pivotal trial. In addition, we may be eligible to receive approximately $455.0 million in commercial milestones as well as royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits.
Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the treatment and prevention of serious, invasive fungal infections which are associated with high mortality rates.
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
Results from the ReSTORE trial showed that rezafungin met the primary endpoint for the FDA of all-cause mortality at Day 30, and also met the primary endpoint for the European Medicines Agency, or EMA, of global cure at Day 14. Both results demonstrated statistical non-inferiority of rezafungin dosed once-weekly, versus caspofungin dosed once-daily, the current standard of care.

CIDARA THERAPEUTICS, INC.
ReSPECT Phase 3 clinical trial
We are currently conducting the ReSPECT, single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial (NCT04368559) in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly out to 90 days, is being compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for this trial for the FDA and EMA is fungal-free survival at Day 90. We expect this trial to enroll approximately 462 patients, and over 50% of patients have been enrolled thus far. While the ReSPECT trial remains open for enrollment, we continue to monitor the near- and long-term impact of COVID-19 on the ability of our clinical investigators to recruit patients at each of our global clinical trial sites. The study is currently enrolling in the European Union, or EU, Canada and the U.S.
Melinta License Agreement
On July 26, 2022, we entered into a License Agreement, or the Melinta License Agreement, with Melinta Therapeutics, LLC, or Melinta, under which we granted Melinta an exclusive license to develop and commercialize products that contain or incorporate rezafungin in the U.S.
Melinta will be solely responsible for the commercialization of rezafungin in the U.S., at its sole expense. We are responsible for conducting an agreed upon development plan that includes, among other activities, completion of the ongoing ReSPECT Phase 3 pivotal clinical trial for the prevention of invasive fungal infections in adult allogeneic blood and marrow transplant recipients. We will initially remain the holder of the rezafungin IND and NDA. Both applications will transfer to Melinta on a transfer date determined based on the status of the ReSPECT trial and the associated supplemental NDA for the prophylaxis indication. Following the transfer date, we will remain financially responsible for post-marketing commitments and other remaining development obligations and the costs for those will be deducted from royalties owed to us by Melinta.
The total potential transaction value of the Melinta License Agreement is $460.0 million, including a $30.0 million upfront payment and up to $430.0 million in regulatory and commercial milestones. In addition, we are eligible to receive tiered royalties on U.S. sales in the low double digits to mid-teens. As of December 31, 2022, we have received the $30.0 million up-front payment.
Mundipharma Collaboration Agreement
On September 3, 2019, we announced a strategic partnership with Mundipharma to develop and commercialize rezafungin in an intravenous formulation for the treatment and prevention of invasive fungal infections. Under the terms of the Collaboration and License Agreement, or the Mundipharma Collaboration Agreement, with Mundipharma Medical Company, or Mundipharma, we granted Mundipharma an exclusive, royalty-bearing license to develop, register and commercialize rezafungin outside the U.S. and Japan. The total potential transaction value is $568.4 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. The Company is also eligible to receive double-digit royalties in the teens on tiers of annual net sales.
As of December 31, 2022, we have received $9.0 million from the sale of our equity to Mundipharma, a $30.0 million up-front payment, $31.2 million in global development funding, and $25.1 million in milestone payments (including an $11.1 million milestone payment creditable against future royalties payable to us).
Our Strategy
Our objective is to become the leading biotechnology company in the discovery, development and commercialization of novel, best-in-class long-acting therapeutics designed to transform the standard of care for patients facing serious diseases. Key elements of our strategy include:
•Develop product candidates from our Cloudbreak platform. In December 2021, we submitted an IND for CD388 for seasonal and pandemic influenza prevention and treatment, which is in Phase 1 and Phase 2a clinical trials, and are developing new product candidates targeting the prevention and treatment of other life-threatening viral diseases including the SARS-CoV-2 strains causing COVID-19. In addition, we have expanded the Cloudbreak platform beyond infectious diseases, to discover and develop highly potent DFCs that can target multiple immune checkpoint pathways with a single DFC for oncologic diseases. Our lead oncology development candidate, CD421, targets CD73 in the adenosine pathway. We have recently expanded our existing collaboration with WuXi XDC under which WuXi XDC will provide IND-enabling CMC development services for our Cloudbreak oncology program. We may fund these programs alone, with grant or government contract funding or through new partnerships we may consider. We will also continue to establish intellectual property related to the Cloudbreak platform, its applications and development candidates.

CIDARA THERAPEUTICS, INC.
•Advance rezafungin to approval. We are developing rezafungin, a once-weekly echinocandin antifungal, to address serious fungal infections, including, but not limited to those considered urgent and serious threats by the U.S. Centers for Disease Control and Prevention, or CDC. We successfully completed our ReSTORE Phase 3 treatment clinical trial, which served as the basis for our NDA filing for the treatment indication, and are currently enrolling our ReSPECT Phase 3 prophylaxis clinical trial. Approval in these indications would enable our licensing partners to target two distinct and commercially-attractive market segments with significant unmet needs from the current standard of care: the treatment of candidemia and invasive candidiasis, and the prevention of invasive fungal infections in a highly vulnerable population, adults undergoing allogeneic blood and marrow transplantation.
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
The current treatment alternatives for systemic fungal infections, including polyenes, azoles and currently-approved echinocandins, have limitations that we believe may be addressed by novel antifungals. While these drugs have proven to be efficacious in many patients, mortality rates remain high, and the polyenes and azoles may cause severe side effects warranting discontinuation and are known to cause significant changes in a drug’s effect on the body when taken together with a second drug, or drug-drug interactions, or DDIs. Patients who have received a BMT, cancer chemotherapy or solid organ transplant may receive antifungal prophylaxis to prevent deadly Candida, Aspergillus and/or Pneumocystis infections for several weeks to over a year, depending on the period of immunosuppression or development of Graft Versus Host Disease. Current paradigms for the prevention of invasive fungal disease are complex because they require patient-specific plans and drug cocktails, dictated by the underlying disease and the local epidemiology of fungal infections which may be subject to change even when customized.
In the hematology setting, patients are at increased risk for serious DDIs given many newly approved therapies used to treat blood cancers have contraindications or precautions when taken with azole antifungals, the current standard of care

CIDARA THERAPEUTICS, INC.
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
The CDC reports that certain species of Candida are becoming increasingly resistant to available antifungals, such as azoles and approved echinocandins. Widespread usage of antifungals in the azole class, in particular, has stimulated an increase in resistance. Non-albicans Candida, which have a higher rate of azole resistance, now cause approximately two-thirds of candidemia cases in the U.S. In 2019, the CDC issued its Report on Antibiotic Resistant Threats. The list included several fungal pathogens: Candida auris is listed as an ‘Urgent Threat’, Drug-resistant Candida is listed as a ‘Serious Threat’ and Azole-resistant Aspergillus fumigatus as a ‘Watch List Threat’.
In order to be effective, an echinocandin drug should be present early in therapy at an exposure that is as high as is safely possible. The key pharmacokinetic parameters affecting exposure include the drug’s half-life, maximum plasma concentration, or Cmax, and area under the plasma concentration-time curve, or AUC. The maximum dose that can be used is based on the drug’s overall safety profile. With echinocandin drugs, high drug exposures early in therapy, as measured by Cmax or AUC, maximize the antifungal therapeutic benefit of these drugs.
When a fungus starts to develop resistance to a drug, the minimum inhibitory concentration, or MIC, rises, which means that a higher drug exposure will be required in order for the drug to have the same efficacy as it has against sensitive strains. Having a C max and an AUC that are far greater than the starting MIC provides the best chance of treating infections caused by strains resistant to other antifungals, including other echinocandins. Additionally, the EU label for caspofungin requires higher doses in obese patients. A recent analysis found that micafungin, the market leader in the U.S., achieves 85% - 88% target attainment (against C. glabrata MIC97 of 0.06 mg/L) when given at the higher dosing regimen of 200 mg followed by 150 mg, daily but achieves only 10% - 50% with its approved dose of 100 mg once daily. These factors suggest the pharmacokinetic of the currently approved echinocandins are not optimal.
Despite the widespread continued use of each class of antifungals, we believe that market opportunities exist for novel therapeutics which combine the spectrum and safety of the echinocandins, while improving pharmacokinetic characteristics to enable enhanced efficacy, simplicity, outpatient use and pharmacokinetic.
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

CIDARA THERAPEUTICS, INC.
•Single-agent treatment. Rather than treating patients with an echinocandin followed by an oral azole solely to enable earlier hospital discharge, rezafungin would enable extended single-agent intravenous echinocandin treatment for the full course of therapy, thereby enabling treatment that is consistent with current guidance in the U.S. and the EU.
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
We, together with our partners Mundipharma and Melinta, plan to seek orphan drug designation for rezafungin for prophylactic use in the U.S. and Europe.
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

CIDARA THERAPEUTICS, INC.
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
The Cloudbreak platform has enabled us to expand the development of DFCs to target other life-threatening viral diseases including the SARS-CoV-2 strains causing COVID-19.
In addition, we have expanded the Cloudbreak platform beyond infectious diseases to discover and develop highly potent DFCs that can target multiple immune checkpoint pathways with a single DFC for oncologic diseases.
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
•Cancer (solid tumors); and
•COVID-19.
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

CIDARA THERAPEUTICS, INC.
Cloudbreak Influenza Program and Our DFC Development Candidate CD388
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
Potential Advantages of Cloudbreak DFCs for Influenza
•Broad-Spectrum, Universal Coverage: Cloudbreak DFCs have demonstrated activity against pandemic and seasonal influenza A and B viruses, including resistant strains (e.g. oseltamivir-resistant H1N1, zanamivir-resistant influenza B) and strains with high pandemic potential (e.g. H5N1, H7N9).
•Superior Resistance Profile: DFCs may be less prone to viral resistance, by virtue of the targeting mechanism and multivalent target engagement.
•Protection for High-Risk Populations: Unlike vaccines, the potent intrinsic antiviral activity of the DFCs has demonstrated antiviral protection independent of immune system status in animal efficacy models.
•Seasonal and Pandemic Readiness: DFCs are well-suited for immediate and robust response to influenza challenges by providing rapid onset of protection and coverage of strains that are frequently missed by the seasonal vaccine. Moreover, DFCs are not subject to the lengthy and unpredictable process of vaccine manufacturing.
•Long Duration of Action: A single DFC dose may protect from influenza for an entire influenza season.
DFC Development Candidate for Influenza: CD388
Pre-Clinical Studies of CD388 for Influenza
We have developed a novel DFC that provides a direct and sustained antiviral effect and retains potent activity in immune compromised hosts. The results of multiple preclinical studies with CD388 indicate that it is effective in both the treatment and prevention of influenza infections. CD388 has been engineered to extend half-life and has the potential to extend the duration of protection in prophylactic applications.
In Vitro Studies Measuring CD388 Potency Against Multiple Influenza Strains
We evaluated CD388 in vitro for its ability to inhibit viral replication in cell-based assays versus a large panel of seasonal and pandemic Influenza A strains, including 2009 H1N1 pandemic strain, H3N2 and H5N1, H7N9, oseltamivir (Tamiflu)-resistant H1N1, and influenza B strains, including zanamivir (Relenza)-resistant influenza B. CD388 showed potent activity against all the strains tested, including influenza B, which is less sensitive to oseltamivir phosphate.

CIDARA THERAPEUTICS, INC.
In Vivo Studies Measuring CD388 Potency Against Multiple Influenza Strains in Lethal Infection Models
We evaluated CD388 in vivo in lethal mouse models against multiple H1N1, H3N2 and influenza B strains. CD388 provided full protection against all strains tested H1N1 with single, low doses.
In all studies, we measured the average body weights of the mice over time to support the survival data with CD388. The CD388 dosed mice maintained stable body weights over the 21-day course of the experiments demonstrating the potency of CD388 at low doses and the potency and tolerability of CD388 at high doses. In a quantitative lung burden model versus H1N1 influenza, single, low doses of CD388 demonstrated superior reduction in lung viral burden compared to oseltamivir (Tamiflu) administered daily at 10x its human equivalent dose. Unlike oseltamivir, which only minimally impacted viral burden in lung at all tested doses, viral burden in CD388 treated animals increased with dose.
In Vivo Study Evaluating CD388 as a Long-Acting Prophylactic Agent Against Influenza
We tested mean plasma concentrations of CD388 in mice and based on the long half-life we observed, we evaluated CD388 in vivo in a lethal mouse model of H1N1 by administering CD388 to the mice 7 days before lethal influenza challenge. CD388 provided 100% protection from mortality across a broad range of dose levels, demonstrating its potential suitability as a long-acting prophylactic agent for influenza prevention.
Cloudbreak Oncology Program and Our DFC Development Candidate CD421
Cloudbreak DFCs stably couple highly potent small molecules or peptides to a proprietary variant of a human antibody fragment. As a result, DFCs are long-acting, and are designed to directly inhibit specific disease targets. DFCs can be tuned to engage the immune system or to be immune silent, expanding the breadth of indications that can be targeted. Immune active DFCs can attract an immune response against cancer cells to maximize disease eradicating activity, while immune silent DFCs allow for expansion into cancer indications where immune system engagement would result in host toxicity.
With our Cloudbreak oncology program we seek to develop a new generation of immunotherapies, and our CD421 DFC is a first-in-class CD73 inhibitor that combines the strengths of small molecules and monoclonal antibodies targeting CD73. We are advancing CD421 through IND-enabling studies.
CD421 targets CD73 in the adenosine pathway, which contributes to immune evasion in solid cancers by flooding the microenvironment surrounding tumors with adenosine, a potent immune cell suppressor. CD73 is highly expressed on a variety of tumor and stromal cells as well as immunosuppressive cell populations such as regulatory T cells and myeloid-derived suppressor cells. CD421 is designed to address the potency, efficacy, pharmacokinetic and safety limitations of small molecule and monoclonal antibody candidates targeting CD73 in clinical development. CD421 has several attributes that potentially differentiate it from the most advanced small molecule and mAb inhibitors in clinical development:
•Some solid tumors evade immune mediated clearance by expressing cell-anchored and soluble forms of CD73 to elevate adenosine levels in the tumor microenvironment, or TME. CD421 fully inhibited both forms of the enzyme with high potency, whereas representative CD73 inhibitor mAbs in clinical development we evaluated (mupadolimab and oleclumab), only inhibited cell anchored CD73.
•In functional assays the ability of CD421 to restore activation of human peripheral blood mononuclear cells, or PBMCs, suppressed with adenosine monophosphate, or AMP, were measured and compared to mAb and small molecule CD73 inhibitors in clinical development. CD421 demonstrated superior activity to the mAb comparators (mupadolimab and oleclumab), and similar or improved activity compared to the small molecule inhibitor panel.
•CD73 internalization is an additional mechanism to potentially reduce adenosine levels in the TME that is only achievable via receptor cross-linking, which is not possible with small molecule inhibitors. The multivalent presentation of CD73 inhibitors on CD421 induced receptor internalization and significant reduction of CD73 receptors expressed on a human breast cancer cell line.
•These attributes, coupled with the long half-life mediated by the DFC Fc domain, led to significant tumor reduction in a mouse syngeneic tumor model after a single dose of CD421.
License and Collaboration Agreements
Mundipharma Collaboration Agreement
In September 2019, we entered into the Mundipharma Collaboration Agreement with Mundipharma for a strategic collaboration to develop and commercialize rezafungin in an intravenous formulation, or the Mundipharma Licensed Product, for the treatment and prevention of invasive fungal infections.

CIDARA THERAPEUTICS, INC.
Collaboration. Under the Mundipharma Collaboration Agreement, we are responsible for leading the conduct of an agreed global development plan, or the Global Development Plan, that includes our ongoing ReSTORE Trial of the Mundipharma Licensed Product, and our ongoing ReSPECT Trial of the Mundipharma Licensed Product, as well as specified GLP-compliant non‑clinical studies and CMC development activities for the Mundipharma Licensed Product. Mundipharma is responsible for performing all development activities, other than Global Development Plan activities, that may be necessary to obtain and maintain regulatory approvals for the Mundipharma Licensed Product outside of the U.S. and Japan, or the Mundipharma Territory, at Mundipharma’s sole cost.
Licenses. Pursuant to the Mundipharma Collaboration Agreement, we granted Mundipharma an exclusive, royalty‑bearing license to develop, register and commercialize the Mundipharma Licensed Product in the Mundipharma Territory, subject to our retained right as described below.
We also granted Mundipharma an option to obtain exclusive licenses to develop, register and commercialize rezafungin in a formulation for subcutaneous administration, or Subcutaneous Product, and in formulations for other modes of administration, or Other Products, in the Mundipharma Territory, subject to similar rights retained by us to conduct mutually agreed global development activities for such products. In addition, we granted Mundipharma a co‑exclusive, worldwide license to manufacture the Mundipharma Licensed Product and rezafungin.
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
Our Retained Rights. We retain the exclusive right to develop, register and commercialize the Mundipharma Licensed Product, Subcutaneous Product and Other Products in Japan, or the Company Territory, and Mundipharma has granted us certain licenses under Mundipharma-controlled technology and jointly-developed technology to develop, register and commercialize Mundipharma Licensed Product, Subcutaneous Product and Other Products in the Company Territory and to manufacture such products and rezafungin worldwide.
Financial Terms. As of the execution of the Mundipharma Collaboration Agreement, we and Mundipharma agreed to share equally (50/50) the costs of Global Development Plan activities, or Global Development Costs, subject to a cap on Mundipharma’s Global Development Cost share of $31.2 million. The total potential transaction value is $568.4 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. We are also eligible to receive double-digit royalties in the teens on tiers of annual net sales.
As of December 31, 2022, we have received $9.0 million from the sale of our equity to Mundipharma, a $30.0 million up-front payment, $31.2 million in global development funding, and $25.1 million in milestone payments (including an $11.1 million milestone payment creditable against future royalties payable to us).
Termination. Either party may terminate the Mundipharma Collaboration Agreement for uncured material breach by the other party. Mundipharma may terminate the Mundipharma Collaboration Agreement at will, provided that if Mundipharma terminates the Mundipharma Collaboration Agreement in its entirety prior to the last visit of the last patient in both the ReSTORE Trial and the ReSPECT Trial, Mundipharma will continue to be liable for its share of Global Development Costs as described above. We may terminate the Mundipharma Collaboration Agreement if Mundipharma or any of its affiliates or sublicensees, directly or indirectly through any third party, commences any interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any of our patent rights licensed to Mundipharma, or upon an insolvency event of Mundipharma.
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
Collaboration. We will collaborate with Janssen in the research, preclinical development and early clinical development of CD388 or another mutually-agreed influenza DFC development candidate, or, in each case, the Development Candidate, under a mutually-agreed research and development plan, or the Research Plan, with the objective of advancing such Development Candidate through the completion of mutually-agreed Phase 1 clinical trials and the first Phase 2 clinical trial, or Phase 2 Study. Unless otherwise agreed by the parties, we will be responsible for performing, or having performed, all IND-enabling studies and clinical trials under the Research Plan, and we will be the IND holder for the Research Plan clinical trials. Both parties will be responsible for conducting certain specified chemistry, manufacturing and

CIDARA THERAPEUTICS, INC.
controls development activities under the Research Plan. Janssen will be solely responsible, and reimburse Cidara, for internal full-time equivalent and out-of-pocket costs we incur in performing Research Plan activities in accordance with a mutually-agreed budget.
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
Licenses. Upon the effectiveness of the Janssen Collaboration Agreement, we granted Janssen an exclusive, worldwide, royalty-bearing license to develop, register and commercialize Products, subject to our retained right to conduct Research Plan activities as described above. In addition, we granted Janssen an exclusive right of first negotiation until December 31, 2021, to negotiate and enter into a separate definitive agreement pursuant to which the parties would collaborate in the research and development of DFCs for the treatment or prevention of respiratory syncytial virus. This right of first negotiation expired on December 31, 2021.
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
Financial Terms. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid Cidara an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we are entitled to reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting Research Plan activities. As of December 31, 2022, we have received the $27.0 million up-front payment, $25.1 million in research and development reimbursements, and $3.0 million in milestone payments. We are eligible to receive up to $237.0 million in development and regulatory milestone payments from Janssen for successful completion of certain activities over the next several years, including but not limited to Janssen’s decision to proceed with clinical development and initiation of a pivotal trial. In addition, we may be eligible to receive approximately $455.0 million in commercial milestones as well as royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits.
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
Melinta License Agreement
On July 26, 2022, we entered into the Melinta License Agreement with Melinta under which we granted Melinta an exclusive license to develop and commercialize products that contain or incorporate rezafungin, or the Melinta Licensed Product, in the U.S., or the Melinta Territory.
Licenses. Pursuant to the Melinta License Agreement, we granted Melinta an exclusive, royalty‑bearing license (including the right to sublicense through multiple tiers), to develop, register and commercialize the Melinta Licensed Product for all uses in humans and non-human animals in the Melinta Territory, subject to our retained right, as described below.

CIDARA THERAPEUTICS, INC.
Non-Compete Covenant. Until the fifth anniversary of the first commercial sale of the first Melinta Licensed Product in the Melinta Territory, neither Cidara nor Melinta, nor any of their respective majority-owned subsidiaries may, directly or indirectly, itself or in collaboration with any third party, develop, manufacture for development or commercialization, or commercialize any product in the echinocandin class of drugs in the Melinta Territory without the other party’s prior written consent, subject to certain provisions in connection with a change of control of a party.
Commercialization. Melinta will be solely responsible for the commercialization of rezafungin in the Melinta Territory, at its sole expense.
Our Retained Rights. We retain the non-exclusive right to practice the intellectual property rights licensed to Melinta in the Melinta Territory solely for the purpose of performing our obligations under the Melinta License Agreement and Mundipharma Collaboration Agreement. We also retain the right to grant licenses under the intellectual property rights licensed to Melinta to third parties to which we have granted licenses or rights to market, promote and sell Melinta Licensed Product outside the Melinta Territory, to make and have made Melinta Licensed Product anywhere in the world solely to develop, register, use, sell, have sold, offer for sale, commercialize and import Melinta Licensed Product outside the Melinta Territory, subject to the terms of the Melinta License Agreement.
Continued Development and Regulatory Activities. We will be responsible, at our sole expense, for conducting an agreed upon development plan, or the Melinta Development Plan, that includes, among other activities, (a) completion of the ongoing ReSPECT Phase 3 pivotal clinical trial for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients, or the Prophylaxis Indication, (b) preparation and submission to the FDA of a supplemental NDA for the Melinta Licensed Product in the Prophylaxis Indication, (c) site close-out activity worldwide (outside of China) for the ReSTORE Phase 3 pivotal clinical trial for the treatment of candidemia and invasive candidiasis, or the Treatment Indication, (d) certain nonclinical studies and other nonclinical activities, (e) certain chemistry, manufacturing and controls activities for the Melinta Licensed Product, and (f) all other development activities that are required by the FDA to obtain marketing approval of the Melinta Licensed Product in the Treatment Indication and the Prophylaxis Indication in the Melinta Territory.
We will remain the holder of all FDA applications, including the rezafungin IND and NDA. The FDA applications will transfer to Melinta on a transfer date determined based on the status of the ReSPECT trial and the associated supplemental NDA for the Prophylaxis Indication, after which Melinta will be responsible for performing all activities that may be necessary to maintain NDA approvals for the Melinta Licensed Product in the Treatment Indication and the Prophylaxis Indication in the Melinta Territory, at Melinta’s sole expense, subject to Melinta’s right to deduct from royalties payable to the Company the internal expenses (not to exceed a specified dollar amount per calendar year) and certain out-of-pocket expenses incurred by Melinta.
Supply and Transfer of CMC activities. Until Melinta assumes responsibility for the manufacture and supply of the Melinta Licensed Product for development and commercialization in the Melinta Territory, which it may do by direct purchase from the Company’s contract manufacturing organizations for the Melinta Licensed Product or by having a manufacturing technology transfer to Melinta or its designee performed at Melinta’s sole expense, which, in either case, will be no later than December 31, 2026, we will be responsible for the manufacture and supply of the Melinta Licensed Product for development and commercialization by Melinta in the Melinta Territory, and during such period, shall supply Melinta Licensed Product to Melinta pursuant to the terms of a supply agreement to be negotiated by the parties.
Financial Terms. Upon execution of the Melinta License Agreement the total potential transaction value is $460.0 million, including a $30.0 million upfront payment and up to $430.0 million in regulatory and commercial milestone payments. In addition, we are eligible to receive tiered royalties on U.S. sales in the low double digits to mid-teens. As of December 31, 2022, we have received the $30.0 million up-front payment.
Termination. Either party may terminate the Melinta License Agreement for uncured material breach by the other party. After July 26, 2023, Melinta may terminate the Melinta License Agreement at will. We may terminate the Melinta License Agreement if Melinta or any of its affiliates or sublicensees, directly or indirectly through any third party, commences any interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any of the patent rights licensed to Melinta by us.
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
For rezafungin, we have entered into commercial supply arrangements with all of the key contract manufacturers to support commercialization, including suppliers of starting materials, bulk drug substance and drug product. We are in the

CIDARA THERAPEUTICS, INC.
process of identifying and qualifying additional manufacturers to reduce manufacturing costs and ensure continuity of supply. We have entered into commercial supply agreements with all current licensees that govern the terms under which rezafungin will be supplied for commercial use in the Melinta and Mundipharma territories.
Intellectual Property
The proprietary nature of, and protection for, rezafungin, CD388, CD421, our other DFCs, our Cloudbreak platform, our processes and our know-how are important to our business. We seek to protect our proprietary position through patent protection in the U.S. and internationally where available and when appropriate. Our policy is to pursue, obtain, maintain and defend patent rights, developed internally and/or potentially licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our inventions, improvements and technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors-Risks Related to Our Intellectual Property.”
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
We have established, and will continue to build, proprietary positions for rezafungin, CD388, CD421, and other product candidates and technology in the U.S. and abroad. As of March 23, 2023, our patent portfolio included 10 families of patents and patent applications related to various aspects of rezafungin, 7 families of patents and patent applications related to various aspects of CD388, and one patent family of patent applications related to various aspects of CD421.
For our issued patents related to rezafungin, we expect the last to expire in 2038, excluding any additional term for patent term adjustments or applicable patent term extensions.
With respect to CD388, the latest of any patents that result from our currently pending applications would be expected to expire in 2042, should they be issued, excluding any additional term for patent term adjustments or applicable patent term extensions.
With respect to CD421, the latest of any patents that result from our currently pending applications would be expected to expire in 2043, should they be issued, excluding any additional term for patent term adjustments or applicable patent term extensions.
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
Further, we seek trademark protection in the U.S. and internationally where available and when appropriate. We have filed for trademark protection in several countries for the Cidara trademark, which we use in connection with our pharmaceutical research and development services and our pharmaceutical compounds. We currently have registered trademarks for the Cidara mark in the U.S., the EU, Australia and Canada.

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
Rezafungin will primarily compete with antifungal classes for the treatment of candidemia and invasive candidiasis, which include polyenes, azoles and echinocandins. The approved branded therapies for this indication include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.) and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). There are generic versions of one or more of the current echinocandins available now, which will create added competition at the time of rezafungin regulatory approval. In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that rezafungin will compete with product candidates that we are aware of in clinical development by third parties, such as fosmanogepix (PF-07842805), which is being developed by Pfizer, Inc. and brexafungerp, which is approved for other indications and is being developed for invasive candidiasis by Scynexis, Inc.
We expect that CD388 will compete against approved vaccines for influenza and approved agents for the treatment of viral influenza infections, including neuraminidase inhibitors such as Tamiflu, Relenza, and Peramivir, and endonuclease inhibitors such as Xofluza. We intend to develop other product candidates through our Cloudbreak platform for the prevention and treatment of other viral infections. We are aware of a number of approved and investigational vaccines and/or therapies in these areas. We expect that CD421 will compete against approved anticancer therapeutics as well as investigational CD73-targeting small molecule drugs, including Oric-533 being developed by Oric Pharmaceutical, Inc. and quemliclustat being developed by Arcus Biosciences, Inc. as well as monoclonal antibodies, including oleclumab being developed by AstraZeneca PLC.
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

CIDARA THERAPEUTICS, INC.
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
Preclinical Studies and IND
Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events, and in some cases, to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. Some long-term preclinical testing, including animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises safety concerns or questions related to safety to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
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

CIDARA THERAPEUTICS, INC.
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
Marketing Approval
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs and clinical NDA supplements are additionally subject to a substantial application fee, and the sponsor of an approved NDA is also subject to annual program fees, which are typically increased annually.
The FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs. Under these goals, the FDA has committed to review most such applications for non-priority products within 10 months, and most applications for priority review products, that is, drugs that the FDA determines represent a significant improvement over existing therapy, within six months from filing. The review process may be extended by the FDA to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drugs or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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
After the FDA’s evaluation of the NDA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction via additional information submitted to the FDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the NDA. Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the

CIDARA THERAPEUTICS, INC.
product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including Risk Evaluation and Mitigation Strategies, or REMs, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Fast Track Designation
The FDA aims to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the submission of the IND for the product candidate. The FDA must determine if the product candidate qualifies for Fast Track designation within 60 days after receipt of the sponsor’s request.
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
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our product candidates will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.
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

CIDARA THERAPEUTICS, INC.
For example, implementation of the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. There have been executive judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact Affordable Care Act.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. Additionally, in January 2013, the President signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. At the federal level there have been several presidential executive orders and U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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

CIDARA THERAPEUTICS, INC.
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
Employees
As of March 16, 2023, we had 73 total employees, 21 of whom hold Ph.D. or M.D. degrees, 55 of whom were engaged in research and development activities and 18 of whom were engaged in business development, finance, information systems, facilities, human resources, legal or administrative support. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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

CIDARA THERAPEUTICS, INC.
Item 1A. Risk Factors.
Risk Factors
You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. When evaluating our business, you should consider all of the factors described as well as the other information in our Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to the COVID-19 Pandemic
Our operations, business and financial results have been and could continue to be adversely impacted by the current public health pandemic related to COVID-19.
In January 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of novel coronavirus known as COVID-19 and, in March 2020, the WHO declared the COVID-19 outbreak a pandemic, or the COVID-19 pandemic. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business interruptions and shutdowns. These precautions have disrupted our business operations and prospects. For example, we have experienced, and expect to continue to experience, trial site activation and enrollment delays for the ReSPECT clinical trial due to facility restrictions, quarantines, travel restrictions, focus on COVID-specific trials and other obstacles. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could impair our ability to raise capital when needed. While the disruption from COVID-19 has had and we expect it to continue to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time. In addition, to the extent the ongoing COVID-19 outbreak continues to adversely affect our business, financial condition, results of operations and growth prospects, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of rezafungin and CD388, which is currently in Phase 1 and Phase 2a clinical development, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.
We are currently conducting two Phase 3 clinical trials of rezafungin. We have completed the ReSTORE trial and conducted the primary analyses required for potential approval in U.S. and Europe but are continuing to enroll and treat patients in China to support Chinese regulatory filings. We also continue to enroll patients in the ReSPECT trial, which is designed to assess the safety and efficacy of rezafungin for the prevention of serious fungal infections in patients undergoing blood and marrow transplants. The U.S. Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for rezafungin for the treatment of candidemia and invasive candidiasis in adults with limited or no treatment options, in March 2023. Even though rezafungin has been approved for the treatment indication, we may not be successful in obtaining approval for a supplemental New Drug Application, or sNDA, for the expanded prophylaxis indication. In addition, the European Medicines Agency, or EMA, may not approve rezafungin for any indication.
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

CIDARA THERAPEUTICS, INC.
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
In addition, the rezafungin clinical trials are heavily reliant on third-party contractors, including contractors that import clinical trial materials, and contract research organizations, or CROs, that conduct and monitor our clinical trials, and interact with regional or local regulators and ethics committees on our behalf. If we experience significant difficulties with any of our key contractors such that we determine it is in the best interests of the clinical trials to replace a key contractor, this could result in a significant delay in enrollment.
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

CIDARA THERAPEUTICS, INC.
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
•limitations imposed by hospitals serving as our clinical trial sites that prohibit entry on hospital premises by persons other than those supporting the hospital’s COVID-19 efforts;
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
•delays or failures in maintaining an adequate supply of quality drug product for use in clinical trials; and
•changing treatment patterns that may reduce the burden of disease which rezafungin addresses.
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
If clinical trials for rezafungin, CD388, CD421 or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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

CIDARA THERAPEUTICS, INC.
failed to obtain marketing approval of their products. For example, the historically observed high rate of correlation for clinical efficacy for anti-infectives based on preclinical data may not apply for our current or future product candidates, and any of the potential benefits that we anticipate for human clinical use may not be realized.
We do not know whether either the ReSPECT trial or the Phase 1 of Phase 2a trials of CD388 will be completed on schedule. We have experienced significant delays in these trials arising from the COVID-19 global pandemic. We may experience numerous other unforeseen events that could delay or prevent our ability to commence or complete our clinical trials, which could then delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
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
If the FDA or similar regulatory authorities outside the U.S. do not agree with the design and implementation of our planned or ongoing clinical trials, including the safety database to support an NDA submission, or if we are unable to secure additional funding, we may not be able to complete the overall Phase 3 clinical development program for rezafungin as currently envisioned. For example, in response to feedback from the FDA, we considered supplementing the ReSTORE safety database with safety data from patients enrolled in the ReSPECT study who shared similar comorbidities and concomitant medications with patients in the ReSTORE study. This approach was ultimately unnecessary, but if we had implemented it, the timing of our NDA submission and the timing of completion of the ReSPECT study might have been impacted. If we do not accomplish one or more of any of the other goals in a timely manner, or at all, we could experience significant delays or an inability to successfully complete the development of and commercialize our product candidates, which would harm our business. If we are required to conduct additional clinical trials, or other tests of our product candidates beyond those that we currently contemplate, if we are unable to complete clinical trials of our product candidates or other tests successfully or in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•be delayed in obtaining marketing approval for our product candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

CIDARA THERAPEUTICS, INC.
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
We have limited financial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential than opportunities we pursue. For example, we believe that an sNDA filing for rezafungin adding the prophylaxis indication can be supported by one Phase 3 trial in prophylaxis, however, financial constraints may require us to delay our prophylaxis program.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
We expect that rezafungin will primarily compete with certain antifungal classes of drugs, which include polyenes, azoles and echinocandins. Approved branded echinocandin antifungal therapies include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.), and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). We expect that there will be generics of all of the current echinocandins available at the time of rezafungin market approval, which will create added competition. In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that rezafungin will compete with product candidates that we are aware of in clinical development by third parties, such as fosmanogepix (PF-07842805), which is being developed by Pfizer, Inc. and brexafungerp, which is approved for other indications and is being developed for invasive candidiasis by Scynexis, Inc.
We expect that CD388 will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including influenza vaccines, neuraminidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak platform for the treatment or prevention of other serious diseases, such as RSV, HIV, the SARS-CoV-2 strains causing COVID-19 and various cancers. We are aware of a large number of approved and investigational therapies in these areas also. We expect that CD421 will compete against approved anticancer therapeutics as well as investigational CD-73 targeting small molecule drugs, including Oric-533 being developed by Oric Pharmaceutical, Inc. and quemliclustat being developed by Arcus Biosciences, Inc. as well as monoclonal antibodies, including oleclumab being developed by AstraZeneca PLC.
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
Many of our competitors have significantly greater name recognition, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These same competitors may invent technology that competes with our rezafungin program, CD388, CD421, or our Cloudbreak platform.
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
From time to time, we publicly disclose interim, preliminary or topline data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analysis of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
Through our Cloudbreak platform, we are developing DFCs for the treatment and prevention of serious diseases, including influenza, the SARS-CoV-2 strains causing COVID-19, and various cancers. We have nominated the DFC CD388 as our lead development candidate for influenza, and we have nominated CD421 as our lead oncology DFC candidate. In applying our Cloudbreak platform, we may not be successful in identifying additional DFCs that could be developed as drug therapies. In addition, our Cloudbreak platform may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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

CIDARA THERAPEUTICS, INC.
product candidates from our Cloudbreak platform for preclinical and clinical development, we will have spent financial resources on programs that did not yield viable products and therefore generate product revenue, which would harm our financial position and adversely impact our stock price.
Risks Related to Our Financial Position and Need for Additional Capital
We need substantial additional funding to complete the development of rezafungin and to advance CD388, CD421 and our Cloudbreak program.
In connection with the preparation of our financial statements for the period ended December 31, 2022, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance CD388, CD421 and other product candidates from our Cloudbreak program is also dependent on our ability to obtain additional funding.
On September 3, 2019, we entered into the Mundipharma Collaboration Agreement, pursuant to which we granted Mundipharma exclusive commercialization rights to rezafungin outside the U.S. and Japan in exchange for a $30.0 million upfront payment, near-term funding to support the global Phase 3 ReSTORE and ReSPECT trials, and the potential to receive development, regulatory and commercial milestone payments and double-digit royalties in the teens on tiers of annual net sales. The Mundipharma Collaboration Agreement requires, among other things, that we complete the rezafungin development program. On March 31, 2021, we entered into the Janssen Collaboration Agreement, to develop and commercialize our Cloudbreak DFCs for the prevention and treatment of seasonal and pandemic influenza. Under the collaboration, we will be responsible for the development and manufacturing of the first influenza DFC, CD388, into the clinic and through Phase 2 clinical development, and Janssen will be responsible for late-stage development, manufacturing, registration and global commercialization. We received an upfront payment of $27.0 million. Janssen will fund all future research, development, manufacturing and commercialization for CD388, of which Janssen has funded $25.1 million as of December 31, 2022. On July 26, 2022, we entered into the Melinta License Agreement, pursuant to which we granted Melinta an exclusive license to develop, register and commercialize rezafungin in the U.S. in exchange for a $30.0 million upfront payment and the potential to receive regulatory and commercial milestone payments and tiered royalties on U.S. sales in the low double digits to mid-teens. The Melinta License Agreement requires, among other things, that we complete the rezafungin development program. Our ability to meet our development obligations under the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement depends on our ability to obtain additional funding.
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
•the costs, timing and outcome of any regulatory review of rezafungin, CD388, CD421 or future development candidates;
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

CIDARA THERAPEUTICS, INC.
future product candidates. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all.
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of December 31, 2022, we had cash and cash equivalents of $32.7 million.
As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. While Cidara does not have deposits at Silicon Valley Bank, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
If we are unable to raise additional capital on attractive terms or at all, we may be forced to delay, reduce or eliminate our development programs, including CD388, CD421 or one or more of our other Cloudbreak DFC programs, be unable to continue the development of rezafungin, complete the ReSPECT Phase 3 clinical trial and meet our development obligations under the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement, or our other current and future license or collaboration agreements, and/or be forced to make reductions in spending, extend payment terms with suppliers, and/or liquidate or grant rights to assets where possible. Any of these actions could materially harm our business, results of operations and future prospects.
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
In September 2019, we issued $9.0 million of our common stock to Mundipharma in connection with entering into the Mundipharma Collaboration Agreement. In February 2020, we issued $30.0 million of our common stock and Series X Convertible Preferred Stock upon the closing of a rights offering. In October 2021, we issued $38.5 million of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings. In March 2023, we issued shares of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings, for gross proceeds of $19.5 million. As of December 31, 2022, we have issued 14,550,113 shares of common stock pursuant to the Sales Agreement with an aggregate offering price of approximately $32.1 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma, the sale of our common stock and Series X Convertible Preferred Stock issued in our rights offering, the sale of our common stock and Series X Convertible Preferred Stock in our concurrent public offerings or the sale of common stock under the Sales Agreement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
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

CIDARA THERAPEUTICS, INC.
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
Since our inception, we have incurred significant operating losses. Our net losses were $29.8 million, $42.5 million and $72.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $407.0 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement. We are currently conducting the ReSPECT and ReSTORE China Phase 3 clinical trials of rezafungin, Phase 1 and Phase 2a studies of CD388, and preclinical studies of our other DFCs, including CD421. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate available for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
•seek marketing approvals for rezafungin, CD388, CD421 and other product candidates;
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

CIDARA THERAPEUTICS, INC.
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
Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising inflation, bank failures, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make access to our liquidity within the U.S. banking system and any additional debt or equity financing more difficult, more costly and more dilutive.
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
We have no history of commercializing pharmaceutical products, which may make it difficult for you to evaluate the prospect for our future viability.
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
If we are not able to comply with applicable listing standards, our shares of common stock will be subject to delisting. For example, we were first notified by Nasdaq on February 28, 2022, that our common stock had failed to maintain a minimum bid price of $1.00 for 30 consecutive business days. Following extension periods to regain compliance, On February 9, 2023, the Nasdaq Hearings Panel notified us that we had regained compliance with the minimum bid price requirement subject to a discretionary Panel Monitor until November 9, 2023. The delisting of our common stock from trading on Nasdaq may have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

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
On September 3, 2019, we licensed the rights to rezafungin outside of the U.S. and Japan to Mundipharma, a large international pharmaceutical company, and on July 26, 2022, we licensed the rights to rezafungin inside the U.S. to Melinta. Our ability to complete the development of rezafungin is dependent, in part, on funds provided by Mundipharma and Melinta. Additionally, our ability to receive payments from these arrangements will depend on Mundipharma’s and Melinta’s ability to successfully commercialize rezafungin in their respective territories.
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
•could be involved in a business combination and the continued pursuit and emphasis on rezafungin could be delayed, diminished or terminated; and
•could be financially impacted by the COVID-19 pandemic, inflation or bank failures.
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

CIDARA THERAPEUTICS, INC.
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
•could be involved in a business combination and the continued pursuit and emphasis on CD388 could be delayed, diminished or terminated; and
•could be financially impacted by the COVID-19 pandemic, inflation or bank failures.
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

CIDARA THERAPEUTICS, INC.
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
We have established agreements with third-party manufacturers for production of our products for clinical and commercial use, and our reliance on these- manufacturers entails additional risks, including:
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Interpretations of standards of compliance under these laws and regulations are rapidly changing and subject to varying interpretations and it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other laws that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws and the

CIDARA THERAPEUTICS, INC.
curtailment or restructuring of our operations, any of which could diminish our future profits or earnings. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
If our information technology systems or sensitive data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
In the ordinary course of our business, we and the third parties upon which we rely, may collect, store, use, transmit, receive, generate, transfer, disclose, make accessible, protect, secure, dispose of, process, and share (collectively, processing) sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive information). As a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent, continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.
We and the third parties upon which we rely are subject to a variety of threats, including, but not limited to, social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), ransomware, viruses, worms, denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.
In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Additionally, future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, CROs, contract manufacturers of clinical and commercial supplies, clinical data management organizations, medical institutions, clinical investigators, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or

CIDARA THERAPEUTICS, INC.
access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to manufacture or deliver our products.
We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of business, we process sensitive information, and as a result, we may be subject to numerous data privacy and security obligations, such as various, regulations, guidance, industry standards, external and internal privacy and security policies, contractual obligations, and other obligations related to privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, and their respective implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information. Such laws may apply to us, our customers or our service providers. Most healthcare providers in the U.S., including institutions from which we may obtain customer data, are subject to data privacy and security regulations promulgated under HIPAA, as amended by HITECH. A person may be prosecuted for alleged HIPAA violations either directly or indirectly, such as under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial civil and criminal penalties and liabilities if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
Additionally, the California Consumer Privacy Act of 2018, or CCPA, applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA also provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to

CIDARA THERAPEUTICS, INC.
recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the CPRA. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states as well as at the federal and local levels. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern privacy and security. For example, the EU’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018) impose strict requirements for processing personal data. We also conduct clinical trials in China and may be subject to new and emerging data privacy regimes in China, including China’s Personal Information Protection Law, or PIPL, Cybersecurity Law, Data Security Law, Measures for Cybersecurity Review, Measures on the Security Assessment of Cross-border Data Transfer, and Measures for the Standard Contract on the Cross-border Transfer of Personal Information.
For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In addition, we may be unable to transfer personal data from Europe (including the EEA and UK), China, and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe, China and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. China also requires entities to rely on a transfer mechanism to lawfully transfer personal data overseas and ensure that the overseas data recipients can meet the same data protection standards as required under the PIPL. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material

CIDARA THERAPEUTICS, INC.
adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions (including in relation to clinical trials); limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
Currently, we conduct the ReSTORE trial in China and have exclusively licensed the rights to commercialize rezafungin, our investigational drug studied in the ReSTORE trial, in China to our third-party collaborator, Mundipharma. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. For example, in order to conduct a clinical trial in China, sponsors must not only obtain the approval of the National Medical Product Administration of China, but also a separate approval from or filing with the Ministry of Science and Technology under the Administrative Regulations on Human Genetic Resources of the People’s Republic of China, or HGR Regulation, for clinical trials involving HGR Materials or Information. Any failure to comply with these requirements could cause our ReSTORE trial to be suspended by governing authorities, may result in fines and also may constitute a breach under our agreements with third parties assisting us in the conduct of the trial in China, such as our CRO. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Certain changes or amendments to policy or law may result in increased compliance costs on our business or cause delays in the timely completion of the ReSTORE trial in China, or prevent the approval of rezafungin in China. Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our clinical activities in China.
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
For example, in March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. However, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and

CIDARA THERAPEUTICS, INC.
innovator multiple source drugs, beginning January 1, 2024. Further, the Affordable Care Act imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance were also enacted under the Affordable Care Act, which may affect our business practices with healthcare practitioners. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
In addition, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.
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
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.
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

CIDARA THERAPEUTICS, INC.
a product, our ability to generate revenues and achieve or maintain profitability and the level of taxes that we are required to pay.
Risks Related to Our Intellectual Property
If our efforts to protect the proprietary nature of the intellectual property related to rezafungin, CD388, CD421, our other Cloudbreak compounds or our other product candidates or compounds are not adequate, we may not be able to compete effectively in our markets.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
Since early March 2020, we have taken precautionary measures intended to help minimize the risk of COVID-19 to our employees and their families. In accordance with state and federal guidelines, we reduced those precautionary measures in 2022 and have permitted employees to return to the office, work remotely, or adopt hybrid schedules based on job responsibilities. Further measures may be taken as the COVID-19 outbreak continues. These measures could negatively affect our business. For instance, remote work may disrupt our operations, limit our ability to interact with and effectively manage our third-party manufacturers CROs or current and planned clinical trial sites. The measures taken now or in the future to contain the COVID-19 pandemic could negatively affect our ability to recruit and engage new employees and contractors necessary to the successful operation of our business.
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

CIDARA THERAPEUTICS, INC.
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
•any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter, “complete response” letter, or a request for additional information;
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

CIDARA THERAPEUTICS, INC.
•ineffectiveness of our internal controls;
•disputes or other developments relating to proprietary rights, including patent rights, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•general political and economic conditions including the military conflict in Ukraine and Russia and bank failures; and
•other events or factors, many of which are beyond our control.
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

CIDARA THERAPEUTICS, INC.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.
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
This material weakness has been remediated as of December 31, 2022. We have amended our process to add additional layers of review by members of our management team regarding the evaluation of applicable accounting standards and completeness and accuracy of valuation assumptions related to non-routine transactions that include collaboration revenue. The effectiveness of our process changes and overall remediation efforts is being assessed by management on an ongoing basis. The remediation actions are also being monitored by the Audit Committee of our Board of Directors. However, we cannot assure you that these efforts will remediate this material weakness in a timely manner, or at all, or that we will be able to maintain effective controls and procedures even if we remediate this material weakness. If we are unable to successfully remediate this material weakness, design or operate effective controls and procedures, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 72,470,440 shares of common stock outstanding as of December 31, 2022. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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

CIDARA THERAPEUTICS, INC.
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
Under current law, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of capital raising and other transactions that have occurred since our inception in 2012, we have identified several ownership changes that will impact our ability to utilize our net operating losses and credit carryforwards. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $185.3 million, after adjustments for Section 382 limitations to date, portions of which will begin to expire in 2035, and which could be limited if we experience an “ownership change.” In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. As a result, if we earn

CIDARA THERAPEUTICS, INC.
net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
Effective January 1, 2022, the Tax Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on The Nasdaq Capital Market under the symbol “CDTX.”
Holders of Record
As of March 16, 2023, there were 12 holders of record for our common stock.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements.”
Overview
We are a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious diseases. We are focused on infectious diseases and oncology. Our lead product candidate is rezafungin (trade name REZZAYOTM), an intravenous formulation of a novel echinocandin antifungal. Rezafungin is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections.
Our primary focus now is using our Cloudbreak® platform to develop a potential new class of drugs called drug-Fc conjugates, or DFCs, for the prevention and treatment of serious diseases. This technology couples potent inhibitors to a human antibody fragment to create long-acting DFCs designed to inhibit multiple disease targets. Our most advanced DFC program is CD388, a highly potent, long-acting antiviral designed to deliver universal prevention and treatment of

CIDARA THERAPEUTICS, INC.
seasonal and pandemic influenza, which is in Phase 1 and Phase 2a clinical trials. Additional programs are targeting the SARS-CoV-2 strains causing COVID-19 and multiple solid tumor oncology indications.
Our business is subject to various trends, events or uncertainties that are reasonably likely to cause our reported financial information not to be necessarily indicative of future operating results or of future financial condition. As discussed below, the COVID-19 pandemic has delayed our conduct of clinical trials and other key activities and there is uncertainty regarding the emergence of potential new COVID-19 strains. We may also be impacted by broader macroeconomic conditions, including high inflation, bank failures, labor shortages, supply chain disruptions, recession risks and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, took control and was appointed receiver of Silicon Valley Bank. While Cidara does not have deposits at Silicon Valley Bank, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has recently experienced significant decreases in value. This volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance. These and other uncertainties are discussed in greater detail below.
Recent Developments
Cloudbreak Oncology Program
Immune checkpoint antagonists have generated durable responses in cancers with improved side effect profiles compared to conventional chemotherapy. However, to date, improved outcomes from existing therapies have been limited to a relatively small subset of patients. To broaden the response rate to more patients, targeting additional mechanisms of tumor immune evasion will be critical. Using our DFC approach, we are seeking to generate a best-in-class CD73 inhibitor that combines the attributes of small molecule inhibitors and monoclonal antibody, or mAb, inhibitors that are currently in clinical trials.
In January 2023, we nominated CBO-212 as our first oncology DFC candidate. With our Cloudbreak oncology program we seek to develop a new generation of immunotherapies, and our lead oncology DFC candidate, CD421 (which is an enhanced version of CBO-212), is a first-in-class CD73 inhibitor that combines the strengths of small molecules and monoclonal antibodies targeting CD73. We are currently advancing CD421 that confers reduced immunogenic properties through investigational new drug application, or IND, -enabling studies.
In February 2023, we expanded our existing collaboration with WuXi XDC, a leading global contract manufacturing organization, or CMO, dedicated to end-to-end bioconjugates services, under which WuXi XDC will provide IND-enabling chemistry and manufacturing and controls, or CMC, development services for our Cloudbreak oncology program.
FDA Advisory Committee Recommendation and FDA Approval of Rezafungin for the Treatment of Candidemia and Invasive Candidiasis
On January 24, 2023, the U.S. Food and Drug Administration, or FDA, Antimicrobial Drugs Advisory Committee voted favorably 14 to 1 that we, as part of our New Drug Application, or NDA, provided sufficient evidence supporting a favorable benefit-risk assessment for a limited use indication for rezafungin for the treatment of candidemia and invasive candidiasis in adult patients with limited or no alternative treatment options.
On March 22, 2023, the FDA approved REZZAYO (rezafungin for injection) for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. REZZAYO is the first new treatment option approved for patients with candidemia and invasive candidiasis in over a decade, and is the only available once-weekly echinocandin.
Compliance with Nasdaq Listing Requirements
On February 9, 2023, we received formal notice from The Nasdaq Stock Market, LLC, or Nasdaq, Hearings Panel, or the Panel, stating that we have regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2), subject to a discretionary Panel Monitor until November 9, 2023.
Phase 2a Interim Results
On March 1, 2023, we announced efficacy and safety data from a planned interim analysis of our ongoing Phase 2a trial evaluating the pre-exposure prophylactic activity of CD388 against the H3N2 influenza A virus strain, as of a February 13, 2023 data cut-off. The Phase 2a trial is a single-center, randomized, double-blind influenza challenge study in healthy volunteers designed to assess the prophylactic antiviral activity, safety, tolerability and pharmacokinetics of CD388 in

CIDARA THERAPEUTICS, INC.
healthy volunteers. The interim analysis is based on 56 subjects enrolled in the trial, with 28 subjects receiving a single dose of CD388 (150 mg) and 28 subjects receiving a placebo.
The interim data for the primary efficacy endpoint of Area Under the Viral Load-Time Curve (a measure of a drug’s ability to attenuate viral replication), or VL-AUC, and for the secondary efficacy endpoint of influenza infection incidence for 150 mg CD388 versus placebo are shown below.

	Placebo (n=28)	CD388 150 mg (n=28)
Area Under the Viral Load-time Curve (VL-AUC)- Mean (SD)	16.1 (11.9)	10.7 (8.0)
PCR confirmed influenza infection- n (%)	14 (50%)	6 (21.4%)
As shown above, despite the small sample size in this planned interim analysis, a decrease in viral replication in the upper respiratory tract and influenza infection was observed in participants receiving a single dose of CD388 when compared to placebo. No treatment emergent adverse events leading to study discontinuation or serious adverse events were reported in the interim analysis. All participants included in the interim analysis received either CD388 or placebo and were then challenged with influenza five days later.
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
Our lead Cloudbreak candidates are CD388, a DFC for the prevention and treatment of influenza, or influenza DFC, and CD421, a CD73-targeting DFC for the treatment of solid tumors.
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
In September 2022, we initiated a Phase 2a trial (NCT05523089) to evaluate the pre-exposure prophylactic activity of CD388 against influenza virus. The Phase 2a trial, which dosed its first healthy volunteer in September 2022, is a single-center, randomized, double-blind, placebo-controlled, proof-of-concept study to assess the prophylactic antiviral activity, safety, tolerability and pharmacokinetics of CD388 against influenza via a human viral challenge (influenza) model. Multiple dose levels of CD388 will be evaluated in volunteers who will receive a single administration of CD388 or placebo prior to influenza viral challenge. Interim results in February 2023 demonstrated a reduction in the viral load (area under the curve) for 150 mg of CD388 compared to placebo and a reduction in the incidence of subjects infected following influenza challenge for 150 mg of CD388 compared to placebo. Final results are expected later in 2023.
All Phase 1 and Phase 2a trials are being conducted under the Janssen Collaboration Agreement (as defined below).
In December 2022, we received the first U.S. patent for CD388. The patent includes claims directed to the composition of matter of CD388. The patent is projected to expire in 2039 plus any available patent term extension.
The Cloudbreak platform has also enabled us to expand the development of DFCs to target other life-threatening viral diseases including the SARS-CoV-2 strains causing COVID-19.

CIDARA THERAPEUTICS, INC.
In addition, we have expanded the Cloudbreak platform beyond infectious diseases, to discover and develop highly potent DFCs that can target multiple immune checkpoint pathways with a single DFC for oncologic diseases. Cidara’s lead oncology development candidate, CD421, targets CD73 in the adenosine pathway, which contributes to immune evasion in solid cancers by flooding the tumor microenvironment with adenosine, a potent immune cell suppressor. CD73 is highly expressed on a variety of tumor and stromal cells as well as immunosuppressive cell populations, such as regulatory T cells and myeloid-derived suppressor cells. CD421 is designed to address the potency, efficacy, pharmacokinetic and safety limitations of small molecule and monoclonal antibody candidates targeting CD73.
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
Under the terms of the Janssen Collaboration Agreement, we are collaborating in the research, preclinical and early clinical development of CD388, under a mutually-agreed research plan with the objective of advancing development through Phase 1 clinical trials and the first Phase 2a clinical trial. We are responsible for performing all IND-enabling nonclinical studies and early-stage clinical trials under the research plan. Both parties are responsible for conducting certain specified chemistry, manufacturing and controls development activities under the research plan. Janssen is solely responsible, and reimburses us for internal personnel and out-of-pocket costs incurred in performing the research plan activities in accordance with an agreed budget. After completion of the research plan and upon its election to proceed with development, Janssen will be solely responsible for late-stage development, manufacturing, licensure and commercialization. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid us an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we are eligible for reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting research plan activities. As of December 31, 2022, we have received the $27.0 million up-front payment, $25.1 million in research and development reimbursements, and $3.0 million in milestone payments.
We are eligible to receive up to an additional $237.0 million in development and regulatory milestone payments from Janssen for successful completion of certain activities over the next several years, including but not limited to Janssen’s decision to proceed with clinical development and initiation of a pivotal trial. In addition, we may be eligible to receive approximately $455.0 million in commercial milestones as well as royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits.
Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the treatment and prevention of serious, invasive fungal infections which are associated with high mortality rates.
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
Results from the ReSTORE trial showed that rezafungin met the primary endpoint for the FDA of all-cause mortality at Day 30, and also met the primary endpoint for the European Medicines Agency, or EMA, of global cure at Day 14. Both results demonstrated statistical non-inferiority of rezafungin dosed once-weekly, versus caspofungin dosed once-daily, the current standard of care.
ReSPECT Phase 3 clinical trial
We are currently conducting the ReSPECT, single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial (NCT04368559) in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly out to 90 days, is being compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for this trial for the FDA and EMA is fungal-free survival at Day 90. We expect this trial to enroll approximately 462 patients, and over 50% of patients have been enrolled thus far. While the ReSPECT trial remains open for enrollment, we continue to monitor the near- and long-

CIDARA THERAPEUTICS, INC.
term impact of COVID-19 on the ability of our clinical investigators to recruit patients at each of our global clinical trial sites. The study is currently enrolling in the European Union, or EU, Canada and the U.S.
Melinta License Agreement
On July 26, 2022, we entered into a License Agreement, or the Melinta License Agreement, with Melinta Therapeutics, LLC, or Melinta, under which we granted Melinta an exclusive license to develop and commercialize products that contain or incorporate rezafungin in the U.S.
Melinta will be solely responsible for the commercialization of rezafungin in the U.S., at its sole expense. We are responsible for conducting an agreed upon development plan that includes, among other activities, completion of the ongoing ReSPECT Phase 3 pivotal clinical trial for the prevention of invasive fungal infections in adult allogeneic blood and marrow transplant recipients. We will initially remain the holder of the rezafungin IND and NDA. Both applications will transfer to Melinta on a transfer date determined based on the status of the ReSPECT trial and the associated supplemental NDA for the prophylaxis indication. Following the transfer date, we will remain financially responsible for post-marketing commitments and other remaining development obligations and the costs for those will be deducted from royalties owed to us by Melinta.
The total potential transaction value of the Melinta License Agreement is $460.0 million, including a $30.0 million upfront payment and up to $430.0 million in regulatory and commercial milestones. In addition, we are eligible to receive tiered royalties on U.S. sales in the low double digits to mid-teens. As of December 31, 2022, we have received the $30.0 million up-front payment.
Mundipharma Collaboration Agreement
On September 3, 2019, we announced a strategic partnership with Mundipharma to develop and commercialize rezafungin in an intravenous formulation for the treatment and prevention of invasive fungal infections. Under the terms of the Collaboration and License Agreement, or the Mundipharma Collaboration Agreement, with Mundipharma Medical Company, or Mundipharma, we granted Mundipharma an exclusive, royalty-bearing license to develop, register and commercialize rezafungin outside the U.S. and Japan. The total potential transaction value is $568.4 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. The Company is also eligible to receive double-digit royalties in the teens on tiers of annual net sales.
As of December 31, 2022, we have received $9.0 million from the sale of our equity to Mundipharma, a $30.0 million up-front payment, $31.2 million in global development funding, and $25.1 million in milestone payments (including an $11.1 million milestone payment creditable against future royalties payable to us).
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

CIDARA THERAPEUTICS, INC.
Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of December 31, 2022, we had an accumulated deficit of $407.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. In connection with the preparation of our financial statements for the year ended December 31, 2022, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for twelve months from the issuance of these financial statements. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
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

CIDARA THERAPEUTICS, INC.
•the countries in which the trials are conducted;
•the length of time required to enroll eligible patients;
•the number of doses that patients receive;
•the drop-out or discontinuation rates of patients;
•potential additional safety monitoring or other studies requested by regulatory authorities;
•the duration of patient follow-up;
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Rezafungin	$36,322	$43,175	$43,011
Cloudbreak platform	20,271	10,497	7,574
Personnel costs	16,705	17,135	15,151
Other research and development expenses	2,222	2,280	2,281
Total research and development expenses	$75,520	$73,087	$68,017
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021	Change
Collaboration revenue	$64,288	$49,572	$14,716
Research and development	75,520	73,087	2,433
General and administrative	18,486	18,740	(254)
Other income (expense), net	191	(212)	403
Income tax expense	(272)	—	(272)
Collaboration revenue
Collaboration revenue was $64.3 million and $49.6 million for the years ended December 31, 2022 and 2021, respectively. Revenue for the year ended December 31, 2022 included $25.9 million of revenue recognized upon transfer of an intellectual property license to Melinta in August 2022. The remaining revenue for the year ended December 31, 2022 relates to the achievement of milestones and ongoing research and development and clinical supply services provided to Mundipharma, Janssen and Melinta of $14.3 million, $23.3 million and $0.8 million, respectively.
Revenue for the year ended December 31, 2021 included $27.0 million of revenue recognized upon transfer of an intellectual property license to Janssen in May 2021. The remaining revenue for the year ended December 31, 2021 relates to the achievement of milestones and ongoing research and development and clinical supply services provided to Mundipharma and Janssen of $13.2 million and $9.4 million, respectively.
Research and development expenses
Research and development expenses were $75.5 million for the year ended December 31, 2022 compared to $73.1 million for the year ended December 31, 2021. The increase in research and development expenses is primarily due to increased expense associated with our Cloudbreak antiviral platform, offset by lower clinical expenses associated with the rezafungin clinical trials and lower personnel costs.
General and administrative expenses
General and administrative expenses were $18.5 million for the year ended December 31, 2022 compared to $18.7 million for the year ended December 31, 2021. The decrease in general and administrative expenses is primarily due to lower consulting and personnel costs.
Other income (expense), net
Other income for the year ended December 31, 2022 related primarily to interest income generated from cash held in interest-bearing investments, offset by interest expense in connection with our loan from Pacific Western Bank. Other expense for the year ended December 31, 2021 related primarily to interest expense in connection with our loan from Pacific Western Bank, offset by interest income generated from cash held in interest-bearing investments.
Income tax expense
Income tax expense for the year ended December 31, 2022 is primarily the result of capitalized Internal Revenue Code, or IRC, Section 174 research and development expenditures, effective January 1, 2022, creating taxable income which can be offset with net operating losses and credits that are limited in use by IRC Sections 382 and 383.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are our cash and cash equivalents, as well as the cash flows generated from our partnerships with Mundipharma and Janssen, our license to Melinta, and equity and debt financings. We have devoted our resources to funding research and development programs, including research, preclinical and clinical development activities.

CIDARA THERAPEUTICS, INC.
Our ability to fund future operating needs will depend on a combination of equity, debt or other financing structures, receipt of payments under the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement, as well as potentially entering into other collaborations, strategic alliances or licensing arrangements with third parties or receiving government and/or charitable grants or contracts. Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide from geopolitical and macroeconomic events, including the COVID-19 pandemic, the ongoing Russia-Ukraine conflict and related sanctions, and bank failures.
We are eligible to receive up to $484.3 million in development, regulatory and commercial milestone payments from Mundipharma for successful completion of certain activities over the next several years, as well as double-digit royalties in the teens on tiers of annual net sales.
We are eligible to receive up to $237.0 million in development and regulatory milestone payments from Janssen for successful completion of certain activities over the next several years, including but not limited to Janssen’s decision to proceed with clinical development and initiation of a pivotal trial. In addition, we may be eligible to receive approximately $455.0 million in commercial milestones as well as royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits.
We are eligible to receive up to $430.0 million in regulatory and commercial milestone payments from Melinta for successful completion of certain activities over the next several years, as well as tiered royalties on U.S. sales in the low double digits to mid-teens.
On November 8, 2018, we entered into the controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. As of December 31, 2022, the aggregate offering price remaining under the Sales Agreement was $46.1 million.
In March 2023, we issued shares of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings, for gross proceeds of $19.5 million.
Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2023 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to the Company. As of December 31, 2022, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments are $1.4 million as of December 31, 2022.
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
As of December 31, 2022, we had $32.7 million in cash and cash equivalents. The following table shows a summary of our cash flows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$(28,473)	$(25,232)	$(54,411)
Investing activities	(118)	(41)	(186)
Financing activities	(951)	44,597	37,278
Net increase (decrease) in cash and cash equivalents	$(29,542)	$19,324	$(17,319)

CIDARA THERAPEUTICS, INC.
Operating activities
Net cash used in operating activities was $28.5 million for the year ended December 31, 2022, compared to $25.2 million and $54.4 million for the years ended December 31, 2021 and 2020, respectively. Cash used in operating activities for the year ended December 31, 2022 was primarily attributable to a net loss of $29.8 million, and included $2.8 million for a milestone achieved in December 2021 under the Mundipharma Collaboration Agreement, which was received in January 2022, $3.0 million for a milestone achieved in March 2022 under the Janssen Collaboration Agreement, which was received in May 2022, $11.1 million for a milestone achieved in August 2022 under the Mundipharma Collaboration Agreement, which was received in September 2022, and the $30.0 million upfront payment received in August 2022 pursuant to the Melinta License Agreement.
Cash used in operating activities for the year ended December 31, 2021 was primarily attributable to a net loss of $42.5 million and included $11.1 million for a milestone achieved in November 2020 under the Mundipharma Collaboration Agreement, which was received in January 2021, and the $27.0 million upfront payment received in May 2021 pursuant to the Janssen Collaboration Agreement.
Cash used in operating activities for the year ended December 31, 2020 was primarily attributable to a net loss of $72.1 million.
For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our investing activities during the years ended December 31, 2022, 2021 and 2020 consists of purchases of property and equipment.
Financing activities
Net cash used in financing activities during the year ended December 31, 2022 consisted primarily of net proceeds of $2.4 million, after deducting placement agent fees, from the sale of 3,402,926 shares of common stock under our Sales Agreement, offset by principal payments of $2.6 million made in connection with our loan from Pacific Western Bank and $0.7 million related to issuance costs for our 2021 underwritten public offering.
Net cash provided by financing activities during the year ended December 31, 2021 consisted primarily of (i) net proceeds of $36.5 million from the sale of 17,064,511 shares of common stock and 774,194 shares of Series X Convertible Preferred Stock pursuant to concurrent underwritten public offerings and (ii) $12.5 million, after deducting placement agent fees, from the sale of 5,608,510 shares of common stock under our Sales Agreement, offset by principal payments of $4.4 million made in connection with our loan from Pacific Western Bank.
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

CIDARA THERAPEUTICS, INC.
Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cidara Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cidara Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities since its inception and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

CIDARA THERAPEUTICS, INC.

Estimated total costs expected to be incurred under the Mundipharma and Melinta Collaboration and License Agreements
Description of matter
As more fully described in Note 8 to the consolidated financial statements, the Company entered into collaboration and license agreements with Mundipharma Medical Company (“Mundipharma”) and Melinta Therapeutics, LLC (“Melinta”) for strategic collaborations to develop and commercialize rezafungin. For the collaboration and license agreements, the Company determined the license and intellectual property, research and development services, and clinical supply services represent the distinct performance obligations. Revenue related to research and development services and clinical supply services are recognized over the estimated period of time to conduct the research and development services and clinical supply services based on actual costs incurred compared to the estimated total costs expected to be incurred. Collaboration revenue was significant to our audit because the revenue recognition assessment process involved inherent uncertainty, used subjective assumptions, and the amounts involved are material to the financial statements taken as a whole. The subjective assumption relates to the estimated total costs expected to be incurred under the agreement.

How we addressed the matter in our audit
To test revenue recognized we performed audit procedures that included, among others, testing the assumption and underlying data used by the Company in its computation of the total estimated research and development services and clinical supply services budget expenses and testing the accuracy of the computations. We inspected evidence supporting the amount of actual costs incurred and assessed whether they were appropriate costs according to the terms of the contract by category. We performed corroborative inquiries of individuals outside of the finance department and inspected updated budget and change in estimated costs as approved by management. We assessed the reasonableness of the estimated costs to be incurred as of the reporting date based on current factors.

Initial accounting for the Melinta License Agreement
Description of matter	As more fully described in Note 8 to the consolidated financial statements, the Company entered into a collaboration and license agreement with Melinta Therapeutics, Inc., under which the Company granted Melinta an exclusive license to develop and commercialize products that contain or incorporate rezafungin in U.S. The Company determined the transaction price was equal to the up-front fee and the transaction price was allocated to the performance obligations based on the relative stand-alone selling price estimated for each performance obligation. Auditing the Company’s revenue recognition for the Melinta license agreement was complex and required the Company to apply significant judgements, including the determination of performance obligations and transaction price, and the estimation of the standalone selling price of each identified performance obligation. The estimates of the standalone selling price for the performance obligations relating to the license reflect management’s assumptions, which included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies.

How we addressed the matter in our audit	Our audit procedures included, among others, obtaining and reading the license and collaboration agreement and evaluating the completeness of the performance obligations identified by management. We evaluated management’s estimates of the standalone selling price of certain performance obligations. For example, we evaluated the projected discounted cash flow assumptions used by the Company in developing the estimates of standalone selling price by comparing the significant assumptions described above to current industry trends using available information from other similar companies within the same industry and other relevant factors. We involved our valuation professionals to assist in the assessment of the estimation methodology and the significant assumptions used in determining the estimated standalone selling price of the performance obligations. We performed a sensitivity analysis to evaluate the impact that changes in the significant assumptions would have on the estimated standalone selling price of performance obligations and the resulting impact on the allocation of transaction price to each performance obligation, as well as revenue recognized during the period.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
San Diego, California
March 23, 2023

CIDARA THERAPEUTICS, INC.
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$32,731	$59,680
Restricted cash	—	2,593
Accounts receivable	5,833	5,356
Prepaid expenses and other current assets	6,530	4,069
Total current assets	45,094	71,698
Property and equipment, net	222	256
Operating lease right-of-use asset	1,205	2,287
Other assets	1,072	1,084
Total assets	$47,593	$75,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,447	$1,301
Accrued liabilities	7,672	10,198
Accrued compensation and benefits	4,922	4,859
Current deferred revenue	14,614	13,920
Current portion of term loan	—	2,591
Current portion of lease liability	1,317	1,148
Total current liabilities	29,972	34,017
Lease liability	—	1,322
Long-term deferred revenue	20,525	18,413
Total liabilities	50,497	53,752
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2022 and December 31, 2021:
Series X Convertible Preferred stock, $0.0001 par value; 4,947,759 shares authorized at December 31, 2022 and 2021; 1,870,713 shares issued and 1,818,472 shares outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2022 and 2021; 72,470,440 shares issued and outstanding at December 31, 2022; 67,863,674 shares issued and outstanding at December 31, 2021	7	7
Additional paid-in capital	404,055	398,733
Accumulated deficit	(406,966)	(377,167)
Total stockholders’ equity (deficit)	(2,904)	21,573
Total liabilities and stockholders’ equity	$47,593	$75,325
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
(In thousands, except share and per share data)	2022	2021	2020
Revenues:
Collaboration revenue	$64,288	$49,572	$12,067
Total revenues	64,288	49,572	12,067
Operating expenses:
Research and development	75,520	73,087	68,017
General and administrative	18,486	18,740	15,899
Total operating expenses	94,006	91,827	83,916
Loss from operations	(29,718)	(42,255)	(71,849)
Other income (expense):
Interest income (expense), net	191	(212)	(262)
Total other income (expense), net	191	(212)	(262)
Loss before income taxes	(29,527)	(42,467)	(72,111)
Income tax expense	(272)	—	—
Net loss and comprehensive loss	(29,799)	(42,467)	(72,111)
Recognition of beneficial conversion feature	—	—	(2,762)
Net loss attributable to common shareholders	$(29,799)	$(42,467)	$(74,873)
Basic and diluted net loss per common share	$(0.43)	$(0.81)	$(1.80)
Shares used to compute basic and diluted net loss per common share	69,857,698	52,453,452	41,557,350
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2019	565,231	$—	33,838,466	$3	$297,659	$(259,827)	$37,835
Rights offering, net of offering costs	531,288	—	6,639,307	1	29,185	—	29,186
Recognition of beneficial conversion feature	—	—	—	—	2,762	(2,762)	—
Public offering of common stock, net of issuance costs	—	—	3,515,871	—	11,208	—	11,208
Issuance of common stock upon conversion of Series X Convertible Preferred Stock	(52,241)	—	522,410	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	5,411	—	14	—	14
Issuance of common stock for restricted share units vested	—	—	74,804	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	280,139	—	493	—	493
Stock-based compensation	—	—	—	—	4,090	—	4,090
Net loss	—	—	—	—	—	(72,111)	(72,111)
Balance, December 31, 2020	1,044,278	—	44,876,408	4	345,411	(334,700)	10,715
Underwritten public offering, net of issuance costs	774,194	—	17,064,511	2	36,550	—	36,552
Public offering of common stock, net of issuance costs	—	—	5,523,429	1	12,315	—	12,316
Issuance of common stock for exercise of stock options	—	—	2,930	—	6	—	6
Issuance of common stock for restricted share units vested	—	—	106,725	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	289,671	—	437	—	437
Stock-based compensation	—	—	—	—	4,014	—	4,014
Net loss	—	—	—	—	—	(42,467)	(42,467)
Balance, December 31, 2021	1,818,472	—	67,863,674	7	398,733	(377,167)	21,573
Public offering of common stock, net of issuance costs	—	—	3,414,926	—	2,370	—	2,370
Issuance of common stock for restricted share units vested	—	—	828,244	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	363,596	—	140	—	140
Stock-based compensation	—	—	—	—	3,532	—	3,532
Issuance costs for underwritten public offering	—	—	—	—	(720)	—	(720)
Net loss	—	—	—	—	—	(29,799)	(29,799)
Balance, December 31, 2022	1,818,472	$—	72,470,440	$7	$404,055	$(406,966)	$(2,904)
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In thousands)	2022	2021	2020
Operating activities:
Net loss	$(29,799)	$(42,467)	$(72,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,532	4,014	4,090
Amortization of operating lease right-of-use assets	1,082	(1,419)	764
Depreciation and amortization	143	189	286
Non-cash interest expense	1	12	16
Amortization of debt issuance costs	—	3	5
Changes in operating assets and liabilities:
Accounts receivable	(477)	5,819	(11,165)
Prepaid expenses, other current assets, and other assets	(2,440)	(229)	1,682
Accounts payable and accrued liabilities	(2,371)	(1,093)	6,591
Accrued compensation and benefits	203	1,085	1,045
Deferred revenue	2,806	7,323	15,207
Operating lease liabilities	(1,153)	1,531	(821)
Net cash used in operating activities	(28,473)	(25,232)	(54,411)
Investing activities:
Purchases of property and equipment	(118)	(41)	(186)
Net cash used in investing activities	(118)	(41)	(186)
Financing activities:
Proceeds from public offering of common stock, net of issuance costs	2,362	12,483	11,041
Issuance costs for underwritten public offering	(720)	—	—
Principal repayments of Term Loan	(2,593)	(4,444)	(2,963)
Proceeds from underwritten public offering, net of issuance costs	—	36,552	—
Proceeds from issuance of Common and Series X Preferred pursuant to rights offering, net of issuance costs.	—	—	29,186
Proceeds from exercise of stock options	—	6	14
Net cash provided by (used in) financing activities	(951)	44,597	37,278
Net increase (decrease) in cash, cash equivalents, and restricted cash	(29,542)	19,324	(17,319)
Cash, cash equivalents, and restricted cash at beginning of year	62,273	42,949	60,268
Cash, cash equivalents, and restricted cash at end of year	$32,731	$62,273	$42,949
Supplemental disclosure of cash flows:
Interest paid	$40	$228	$445
Non-cash investing activity:
Right-of-use asset obtained in exchange for lease liability	$—	$2,341	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$69	$78	$12
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$140	$437	$493
Proceeds from public offering of common stock, net of issuance costs, included in prepaid expenses and other current assets	$8	$—	$167
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements

1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious diseases. The Company is focused on oncology and infectious diseases. The Company’s lead product candidate is rezafungin acetate, an intravenous formulation of a novel echinocandin antifungal. Rezafungin is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections. The Company’s primary scientific focus now is using its Cloudbreak® platform to develop a potential new class of drugs called drug-Fc conjugates, or DFCs, for the prevention and treatment of serious diseases. This technology couples potent inhibitors to a human antibody fragment to create long-acting DFCs designed to inhibit multiple disease targets. The Company’s most advanced DFC program is CD388, a highly potent, long-acting antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza, which is in Phase 1 and Phase 2a clinical trials. Additional programs are targeting the SARS-CoV-2 strains causing COVID-19 and multiple solid tumor oncology indications.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At December 31, 2022, the Company had an accumulated deficit of $407.0 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At December 31, 2022, the Company had cash and cash equivalents of $32.7 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
In addition to the foregoing, the Company is monitoring closely the impact of the COVID-19 pandemic on its business and has taken steps designed to protect the health and safety of its employees while continuing its operations. Given the level of uncertainty regarding the duration and impact of the COVID-19 pandemic on capital markets and the United States, or U.S., economy, the Company is currently unable to assess the impact of the COVID-19 pandemic on its future access to capital. The Company is continuing to monitor the spread of COVID-19 and its potential impact on the Company’s operations. The full extent to which the COVID-19 pandemic will impact the Company’s business, results of operations, financial condition, clinical trials, and preclinical research will depend on future developments that are highly uncertain, including actions taken to contain or treat COVID-19 and their effectiveness, as well as the economic impact on national and international markets.

CIDARA THERAPEUTICS, INC.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s consolidated financial statements relate to estimating the fair value of the Company’s stock options, estimated collaboration expenses related to the Company’s collaboration and license agreements, certain accruals, including those related to nonclinical and clinical activities, and the stand-alone selling price of performance obligations associated with the Company’s collaboration and license agreements. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
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
Restricted cash represented cash that the Company was required to maintain on hand in order to maintain compliance with an operating covenant in the Third Amendment to the Company’s Loan Agreement with Pacific Western Bank, which was paid in full on July 5, 2022.
See Note 5 for additional information.
Accounts Receivable
Accounts receivable is stated at the original invoice amount and consists of certain research and development and clinical supply costs subject to reimbursement under the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement. The Company records accounts receivables net of any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period of time. The Company did not record any credit losses as of December 31, 2022 or 2021.
Property and Equipment
The Company records property and equipment at cost, which consists of laboratory equipment, computer equipment and software, office equipment, furniture and fixtures and leasehold improvements. Property and equipment is depreciated using the straight-line method over the estimated useful lives (generally three to seven years). Leasehold improvements are amortized over the lesser of their useful life or the remaining lease term, including any renewal periods that are deemed to be reasonably assured. Repair and maintenance costs are expensed as incurred.
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in government insured financial institutions in excess of government

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
Stock-Based Compensation
The Company accounts for stock-based compensation expense related to stock options, restricted stock units, or RSUs, performance-based RSUs, or PRSUs, and Employee Stock Purchase Plan, or ESPP, rights by estimating the fair value on the date of grant. The Company estimates the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The fair value of RSUs and PRSUs granted to employees is estimated based on the closing price of the Company’s common stock on the date of grant.
The assumptions included in the Black-Scholes option pricing model include (a) the risk-free interest rate, (b) the expected volatility of the Company’s stock, (c) the expected term of the award, and (d) the expected dividend yield. For periods ending on or before December 31, 2020, the Company based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded, due to the lack of an adequate history of a public market for the trading of the Company’s common stock and a lack of adequate company-specific historical and implied volatility data. For these analyses, the Company selected companies with comparable characteristics, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computed the expected volatility data using the daily close prices for the selected companies’ shares during the equivalent period of the calculated expected term of the Company’s stock-based awards. In January 2021 the Company began to compute the expected volatility data using the daily close prices for the Company’s common stock during the equivalent period of the calculated expected term of the Company’s stock-based awards. The Company estimated the expected life of employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities. The expected dividend yield of zero reflects that the Company has not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.
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
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss allocable to common shares by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss allocable to common shares by the weighted-average number of common shares and dilutive stock equivalents outstanding for the period determined using the if-converted method. Dilutive common stock equivalents are comprised of warrants, Series X Convertible Preferred Stock, RSUs, PRSUs and options outstanding under the Company’s stock option plans. For all periods presented, basic and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2022	2021	2020
Common stock warrants	12,517,328	12,517,328	12,517,328
Series X Convertible Preferred stock	18,184,720	18,184,720	10,442,780
Common stock options, RSUs and PRSUs issued and outstanding	9,323,495	9,470,178	6,787,033
Total	40,025,543	40,172,226	29,747,141
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
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, accrued compensation and benefits, and lease liability. The carrying amount of these financial instruments are generally considered to be representative of their respective fair values because of their short-term nature.
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this ASU amends the diluted EPS calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt this ASU using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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
The Company classifies investments in money market accounts within Level 1 as the prices are available from quoted prices in active markets.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
December 31, 2022
Assets:
Cash and money market accounts	$32,731	$32,731	$—	$—
Total assets at fair value	$32,731	$32,731	$—	$—

December 31, 2021
Assets:
Cash and money market accounts	$59,680	$59,680	$—	$—
Restricted cash and money market accounts	2,593	2,593	—	—
Total assets at fair value	$62,273	$62,273	$—	$—
4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$2,415	$2,369
Leasehold improvements	425	425
Computer hardware and software	305	425
Office equipment	93	119
Furniture and fixtures	142	142
	3,380	3,480
Less accumulated depreciation and amortization	(3,158)	(3,224)
Total	$222	$256
Depreciation and amortization of property and equipment of $0.1 million, $0.2 million and $0.3 million were recorded for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company’s obligations under the Loan Agreement were secured by a first priority security interest in substantially all of the Company’s current and future assets, other than its intellectual property, which was subject to a double negative pledge.
The Company could prepay the borrowed amounts, provided that the Company was obligated to pay a prepayment fee equal to (i) 2.0% of the applicable principal amount of the Term Loan if the prepayment occurred before the first anniversary of the applicable funding date, and (ii) 1.0% of the applicable principal amount of the Term Loan if the

CIDARA THERAPEUTICS, INC.
prepayment occurred after the first anniversary of the funding date of such Term Loan but on or prior to the second anniversary of the funding date of such Term Loan.
While any amounts were outstanding under the Loan Agreement, the Company was subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurring additional indebtedness and transactions with affiliates, among other customary covenants. The Company was also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions.
Pursuant to the Loan Agreement, on October 3, 2016, the Company issued to the Lender a warrant to purchase an aggregate of up to 17,331 shares of the Company’s common stock at an exercise price of $11.54 per share. If the Company borrowed additional amounts under the Loan Agreement, it would have, in connection with any such borrowing, issued the Lender an additional warrant to purchase that number of shares of the Company’s common stock as is equal to 2.0% of the additional principal amount borrowed divided by the exercise price. The exercise price would have been equal to the 30-day average closing price of the Company’s common stock, calculated as of the date immediately prior to the date of such additional borrowing. The warrants are immediately exercisable and will expire ten years from the date of the grant.
On June 13, 2018, the Company and the Lender entered into a First Amendment to the Loan Agreement, which reset the Milestone to require the Company to achieve positive data from Part B of the STRIVE Phase 2 clinical trial of rezafungin on or prior to July 31, 2019.
On July 27, 2018, the Company and the Lender entered into a Second Amendment to the Loan Agreement, which amended, among other things, the interest-only period, the date of maturity, or Maturity Date, and the interest rate. The interest-only period was followed by equal monthly payments of principal and interest. The Term Loans bore interest at a variable annual rate equal to the greater of (i) 4.50% or (ii) the Lender’s prime interest rate plus 0.75%.
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
On November 5, 2019, the Company and the Lender entered into a Third Amendment to the Loan Agreement, which reset the operating covenant to require the Company to maintain cash equal to or greater than the Company’s outstanding indebtedness to the Lender, which is equivalent to a compensating balance and resulted in a restricted cash balance of $2.6 million as of December 31, 2021. The amendment also extended the interest-only period through April 3, 2020 and the maturity date through July 3, 2022. The Term A Loan was paid in full on July 5, 2022.
On March 16, 2021, and April 4, 2022, the Company and the Lender entered into a Fourth Amendment and a Fifth Amendment, respectively, to the Loan Agreement, which modified certain debt covenants under the original agreement but had no impact on current or future cash flows.
The Company evaluated the First, Second, Third, Fourth and Fifth Amendments and determined that the amendments did not represent a substantial change from the original Loan Agreement. Accordingly, the Company accounted for the amendments as debt modifications. Costs previously deferred under the original terms of the Loan Agreement were amortized into interest expense over the new term of the Third Amendment.
Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement or the occurrence of a material adverse change, the Lender had the right, among other remedies, to declare all principal and interest and other amounts due to the Lender under the Loan Agreement immediately due and payable. The Company had not been notified of an event of default by the Lenders prior to the maturity date.
The fair value of the warrants to purchase common stock issued in connection with Term A Loan was estimated on the date of issuance using the Black-Scholes valuation model and recorded to additional paid-in capital. The fair value of the warrants on the date of issuance as well as the debt issuance costs incurred in connection with the entry into the Loan Agreement were presented as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet and were being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense of $2,000, $12,000 and $21,000 for the years ended December 31, 2022, 2021 and 2020, respectively, for the amortization of the fair value of the warrants and debt issuance costs.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
6. STOCKHOLDERS’ EQUITY
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement, or the Sales Agreement, entered into on November 8, 2018 with Cantor Fitzgerald & Co, or Cantor. During the years ended December 31, 2022 and 2021, the Company sold 3,414,926 and 5,523,429 shares of common stock for net proceeds of approximately $2.4 million and $12.3 million, respectively, after deducting placement agent fees. As of December 31, 2022, the aggregate offering price remaining under the Sales Agreement is $46.1 million.
2020 Rights Offering
On January 22, 2020, the Company initiated a rights offering to raise gross proceeds of $30.0 million through the distribution of subscription rights to holders of its common stock, Series X Convertible Preferred Stock, and warrants to purchase common stock issued on May 21, 2018, or the Rights Offering. On February 12, 2020, the Company sold 6,639,307 shares of common stock and 531,288 shares of Series X Convertible Preferred Stock for $2.51 and $25.10 per share, respectively, for aggregate gross proceeds of $30.0 million. Total offering costs of $0.8 million were offset against the proceeds from the sale of common stock for total net proceeds of $29.2 million. The Rights Offering was fully backstopped by Biotechnology Value Fund, L.P. and Stonepine Capital, LP.
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
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at December 31, 2022.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share.
On August 12, 2020, at the request of certain holders, 52,241 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 522,410 shares of the Company’s common stock. As of December 31, 2022 and 2021 shares of preferred stock designated as Series X Convertible Preferred Stock totaled 4,947,759.
The specific terms of the Series X Convertible Preferred Stock are as follows:
Conversion: Each share of Series X Convertible Preferred Stock is convertible at the option of the holder into 10 shares of common stock. Holders are not permitted to convert Series X Convertible Preferred Stock into common stock if, after conversion, the holder, its affiliates, and any other person whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Exchange Act, would

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after the conversion.
Dividends: Holders of Series X Convertible Preferred Stock are not entitled to receive any dividends except to the extent that dividends are paid on the Company’s common stock. If dividends are paid on shares of common stock, holders of Series X Convertible Preferred Stock are entitled to participate in such dividends on an as-converted basis.
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of December 31, 2022. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Warrants
As of December 31, 2022 and 2021, warrants to purchase 12,517,328 shares of the Company’s common stock were outstanding with a weighted average exercise price of $6.82 per share.
The warrants had no intrinsic value at December 31, 2022 and 2021. The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	December 31,
	2022	2021
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred stock	18,184,720	18,184,720
Stock options, RSUs and PRSUs issued and outstanding	9,323,495	9,470,178
Authorized for future stock awards	4,469,969	2,436,984
Awards available under the ESPP	806,968	680,228
Total	45,302,480	43,289,438

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
7. EQUITY INCENTIVE PLANS
2020 Inducement Incentive Plan and 2015 Equity Incentive Plan
In December 2020, the Company’s board of directors approved and adopted the 2020 Inducement Incentive Plan, or 2020 IIP. Under the 2020 IIP, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, and other awards to individuals who were not previously employees or directors of the Company, or who are returning to employment following a bona fide period of non-employment with the Company, as an inducement material to such persons entering into employment with the Company.
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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the years ended December 31, 2022, 2021 and 2020, 363,596, 289,671 and 280,139 shares, respectively, were issued pursuant to the ESPP.
As of December 31, 2022, total unrecognized compensation expense related to the ESPP was approximately $0.2 million. This unrecognized compensation cost is expected to be recognized over approximately 0.5 years.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the year ended December 31, 2022:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,174,087	$2.53
RSUs and PRSUs granted	1,471,454	0.83
RSUs and PRSUs vested	(1,036,190)	1.59
RSUs and PRSUs canceled	(385,480)	1.94
Outstanding at December 31, 2022	1,223,871	$1.47
The weighted-average grant date fair value of RSUs and PRSUs granted by the Company during the years ended December 31, 2021 and 2020 was $2.27 and $2.29, respectively, per share. The total fair value of RSUs and PRSUs vested during the years ended December 31, 2022, 2021 and 2020 was approximately $1.6 million, $0.4 million and $0.3 million respectively.
At December 31, 2022, estimated unrecognized compensation expense related to RSUs and PRSUs granted was approximately $1.4 million.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Stock Options
The following table summarizes stock option activity during the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,296,091	$3.21	6.31	$—
Options granted	2,014,700	0.80
Options exercised	—	—
Options canceled	(2,211,167)	2.59
Outstanding at December 31, 2022	8,099,624	$2.78	6.65	$48
Vested and expected to vest at December 31, 2022	8,099,624	$2.78	6.65	$48
Exercisable at December 31, 2022	5,593,809	$3.35	5.69	$—
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the years ended December 31, 2022, 2021 and 2020 was $0.51, $1.42 and $1.48, respectively, per share.
As of December 31, 2022, total unrecognized share-based compensation expense related to unvested stock options was approximately $2.2 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
The following table summarizes the Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted to employees under the 2015 EIP and 2020 IIP and the shares purchasable under the 2015 ESPP during the periods presented:

	For the years ended December 31,
	2022	2021
2015 EIP and 2020 IIP
Risk-free interest rate	1.39% - 4.02%	0.61% - 1.35%
Expected dividend yield	0%	0%
Expected volatility	70% - 75%	67% - 70%
Expected term (years)	5.50 - 6.08	5.27 - 6.08
2015 ESPP
Risk-free interest rate	1.57% - 2.65%	0.02% - 0.63%
Expected dividend yield	0%	0%
Expected volatility	75% - 98%	58% - 79%
Expected term (years)	0.50 - 2.00	0.50 - 2.00
Stock-based compensation expense recognized for RSUs, PRSUs, stock options, and the ESPP has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Research and development	$1,760	$1,908	$2,089
General and administrative	1,945	2,106	2,001
Total	$3,705	$4,014	$4,090

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
Collaboration. Under the Mundipharma Collaboration Agreement, the Company is responsible for leading the conduct of an agreed global development plan, or the Global Development Plan, that includes the Company’s ongoing Phase 3 pivotal clinical trial of the Mundipharma Licensed Product for the treatment of candidemia and/or invasive candidiasis, or the ReSTORE Trial, and the Company’s ongoing Phase 3 pivotal clinical trial of the Mundipharma Licensed Product for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients, or the ReSPECT Trial, as well as specified GLP-compliant non‑clinical studies and chemistry, manufacturing and controls, or CMC, development activities for the Mundipharma Licensed Product. Mundipharma is responsible for performing all development activities, other than Global Development Plan activities, that may be necessary to obtain and maintain regulatory approvals for the Mundipharma Licensed Product outside of the U.S. and Japan, or the Mundipharma Territory, at Mundipharma’s sole cost.
Licenses. Pursuant to the Mundipharma Collaboration Agreement, the Company granted Mundipharma an exclusive, royalty‑bearing license to develop, register and commercialize the Mundipharma Licensed Product in the Mundipharma Territory, subject to the Company’s retained right as described below.
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
The Company’s Retained Rights. As of December 31, 2022, the Company retained the exclusive right to develop, register and commercialize the Mundipharma Licensed Product, Subcutaneous Product and Other Products in Japan, or the Company Territory, and Mundipharma has granted the Company certain licenses under Mundipharma-controlled technology and jointly-developed technology to develop, register and commercialize Mundipharma Licensed Product, Subcutaneous Product and Other Products in the Company Territory and to manufacture such products and rezafungin worldwide.
Financial Terms. As of the execution of the Mundipharma Collaboration Agreement, the parties have agreed to share equally (50/50) the costs of Global Development Plan activities, or Global Development Costs, subject to a cap on Mundipharma’s Global Development Cost share of $31.2 million. The total potential transaction value is $568.4 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. The Company is also eligible to receive double-digit royalties in the teens on tiers of annual net sales.
Termination. Either party may terminate the Mundipharma Collaboration Agreement for uncured material breach by the other party. Mundipharma may terminate the Mundipharma Collaboration Agreement at will, provided that if Mundipharma terminates the Mundipharma Collaboration Agreement in its entirety prior to the last visit of the last patient in both the ReSTORE Trial and the ReSPECT Trial, Mundipharma will continue to be liable for its share of Global Development Costs as described above. The Company may terminate the Mundipharma Collaboration Agreement if Mundipharma or any of its affiliates or sublicensees, directly or indirectly through any third party, commences any interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any of the Company’s patent rights licensed to Mundipharma, or upon an insolvency event of Mundipharma.
Revenue Recognition
As of December 31, 2022, the Company determined the transaction price is equal to the up-front fee of $30.0 million plus the research and development funding of $31.2 million, plus milestones achieved of $13.9 million. The common stock issued pursuant to the Mundipharma Stock Purchase Agreement was determined to be issued at fair market value after applying a lack of marketability discount as Mundipharma received restricted shares. Therefore, no additional premium or discount was allocated to the transaction price of the Mundipharma Collaboration Agreement for the share issuance. The

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Mundipharma Collaboration Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
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
Clinical Supply Services. The Company’s initial obligation to supply rezafungin for ongoing clinical development in the Mundipharma Territory represents a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services is best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services.
Milestone Payments. In November 2020, the Company achieved a $11.1 million milestone under the Mundipharma Collaboration Agreement, which is recorded as long-term deferred revenue as of December 31, 2022 because the rights to consideration is not expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. In December 2021 and August 2022, the Company achieved milestones of $2.8 million and $11.1 million, respectively, under the Mundipharma Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as deferred revenue at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones in January 2022 and September 2022, respectively. The Company determined that as of December 31, 2022, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the years ended December 31, 2022, 2021 and 2020.
Janssen Collaboration Agreement
On March 31, 2021, the Company and Janssen entered into the Janssen Collaboration Agreement to develop and commercialize one or more DFCs based on the Company’s Cloudbreak platform, for the prevention and treatment of influenza, including CD388 and CD377, or the Products. The effectiveness of the Janssen Collaboration Agreement, including the effectiveness of the terms and conditions described below, was subject to the expiration or earlier termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR. HSR clearance was obtained on May 12, 2021 and the Janssen Collaboration Agreement became effective on the same date.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Collaboration. The Company and Janssen will collaborate in the research, preclinical development and early clinical development of CD388 or another mutually-agreed influenza DFC development candidate, or, in each case, the Development Candidate, under a mutually-agreed research and development plan, or the Research Plan, with the objective of advancing such Development Candidate through the completion of mutually-agreed Phase 1 clinical trials and the first Phase 2 clinical trial, or Phase 2 Study. Unless otherwise agreed by the parties, the Company will be responsible for performing, or having performed, all investigational new drug application, or IND, -enabling studies and clinical trials under the Research Plan, and the Company will be the IND holder for the Research Plan clinical trials. Both parties will be responsible for conducting certain specified chemistry, manufacturing and controls development activities under the Research Plan. Janssen will be solely responsible, and reimburse the Company, for internal full-time equivalent and out-of-pocket costs incurred by the Company in performing Research Plan activities in accordance with a mutually-agreed budget.
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
Financial Terms. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid the Company an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, the Company was eligible for reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting Research Plan activities. The Company will also be eligible to receive up to $695.0 million in development, regulatory and commercial milestone payments, as well as royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Revenue Recognition
As of December 31, 2022, the Company determined the transaction price is equal to the up-front fee of $27.0 million, the research and development funding of $60.7 million, plus milestones achieved of $3.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Janssen Collaboration Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
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
Clinical Supply Services. The Company’s initial obligation to supply drug supply for ongoing development represents a distinct performance obligation. The Company recognizes revenue based on actual amounts incurred as the underlying services are provided and billed at fair value.
Milestone Payments. In March 2022, the Company achieved a $3.0 million milestone under the Janssen Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with the milestone has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as deferred revenue at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for this milestone in May 2022. The Company determined that as of December 31, 2022 all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the years ended December 31, 2022 and 2021.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
The Company will remain the holder of all FDA applications, including the rezafungin IND and NDA. The FDA applications will transfer to Melinta on a transfer date determined based on the status of the ReSPECT trial and the associated supplemental NDA for the Prophylaxis Indication, after which Melinta will be responsible for performing all activities that may be necessary to maintain NDA approvals for the Melinta Licensed Product in the Treatment Indication and the Prophylaxis Indication in the Melinta Territory, at Melinta’s sole expense, subject to Melinta’s right to deduct from royalties payable to the Company the internal expenses (not to exceed a specified dollar amount per calendar year) and certain out-of-pocket expenses incurred by Melinta.
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
Financial Terms. Upon execution of the Melinta License Agreement the total potential transaction value is $460.0 million, including a $30.0 million upfront payment and up to $430.0 million in regulatory and commercial milestone payments. In addition, the Company is eligible to receive tiered royalties on U.S. sales in the low double digits to mid-teens.
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
Revenue Recognition
As of December 31, 2022, the Company determined the transaction price is equal to the up-front fee of $30.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Melinta License Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Melinta in August 2022, therefore the Company recognized the full revenue related to this performance obligation in the amount of $25.9 million in August 2022 as collaboration revenue in its consolidated statements of operations and comprehensive loss.
Research and Development Services. The Company is required to provide research and development services, at its sole expense, as described under the Melinta Development Plan, which represents a distinct performance obligation. The Company concluded that progress towards completion of the performance obligation related to the research and

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
development services is best measured in an amount proportional to the research and development expenses incurred and the total estimated research and development expenses.
Clinical Supply Services. The Company’s obligation to supply rezafungin for ongoing clinical development in the Melinta Territory represents a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services is best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services. Revenue related to the clinical supply services performance obligation recognized during the year ended December 31, 2022 was immaterial.
Milestone Payments. The Company determined that as of December 31, 2022, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. No revenue related to milestones was recognized during the year ended December 31, 2022.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the year ended December 31, 2022.
Costs to Obtain a Contract with a Customer
The Company incurred costs to a third party to obtain the Melinta License Agreement and capitalized $2.0 million upon execution of the Melinta License Agreement in accordance with ASC 340. The Company incurred these costs in connection with all the performance obligations identified in the Melinta License Agreement and allocated the capitalized contract costs to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. Amortization during the year ended December 31, 2022 was $1.8 million and is included within general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2022, the remaining balance of the asset recognized from costs to obtain the Melinta License Agreement was $0.2 million.
Contract Liabilities
The following table presents a summary of the activity in the Company’s contract liabilities (recorded as deferred revenue on the balance sheet) pertaining to the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement during the year ended December 31, 2022 (in thousands):

Opening balance, December 31, 2021	$32,333
Payments received in advance	10,355
Payments receivable	14
Revenue from performance obligations satisfied during reporting period	(7,563)
Closing balance, December 31, 2022	$35,139

Current portion of deferred revenue	$14,614
Long-term portion of deferred revenue	20,525
Total deferred revenue, December 31, 2022	$35,139
As of December 31, 2022, the aggregate transaction price allocated to performance obligations that are unsatisfied is $15.9 million, $31.0 million and $3.3 million under the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively. These amounts are expected to be recognized over 2 years, 1 year, and 2 years which represent the remaining research periods under the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively.
As of December 31, 2022, the Company recorded $0.2 million and $5.6 million in accounts receivable associated with the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement, respectively. As of December 31, 2021, the Company recorded $2.8 million and $2.4 million in accounts receivable associated with the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement, respectively.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The following table presents our contract revenues disaggregated by collaborator and timing of revenue recognition (in thousands):

	Year Ended December 31, 2022
	Mundipharma	Janssen	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property	$3,252	$816	$25,885
Clinical Drug Supply	484	—	—
Over Time:
Research and Development Services	9,595	18,814	811
Clinical Supply Services	925	3,706	—
Total Revenue from Collaboration and License Agreements	$14,256	$23,336	$26,696

	Year Ended December 31, 2021
	Mundipharma	Janssen	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property	$813	$27,000	$—
Clinical Drug Supply	—	—	—
Over Time:
Research and Development Services	12,069	5,271	—
Clinical Supply Services	315	4,104	—
Total Revenue from Collaboration and License Agreements	$13,197	$36,375	$—

	Year Ended December 31, 2020
	Mundipharma	Janssen	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property	$—	$—	$—
Clinical Drug Supply	—	—	—
Over Time:
Research and Development Services	10,513	—	—
Clinical Supply Services	1,554	—	—
Total Revenue from Collaboration and License Agreements	$12,067	$—	$—

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
9. INCOME TAXES
The tax provision for income taxes consisted of the following (in thousands):

	December 31,
	2022	2021
Current tax provision:
Federal	$248	$—
State	24	—
Total current tax provision	272	—
Deferred tax provision:
Federal	—	—
State	—	—
Total deferred tax provision	—	—
Total tax provision	$272	$—
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
The following table provides a reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes (in thousands):

	Years Ended December 31,
	2022	2021	2020
Federal income taxes at 21% for 2022, 2021 and 2020	$(6,200)	$(8,918)	$(15,142)
State income tax, net of federal benefit	(214)	(1,426)	(469)
Nondeductible expenses	415	339	486
Tax credits	(2,217)	(2,487)	(2,956)
Rate change	384	(30)	344
Change in valuation allowance	(20,528)	11,789	15,912
Reserve for uncertain tax positions	(10,416)	622	739
162m deferred tax asset limitation	82	76	857
382 NOL and tax credit limitation	37,825	—	—
Expired stock awards	1,052	103	290
Other	89	(68)	(61)
Income tax expense	$272	$—	$—
Current year tax expense is primarily the result of capitalized Internal Revenue Code, or IRC, Section 174 research and development expenditures, effective January 1, 2022, creating taxable income which can be offset with net operating losses and credits that are limited in use by IRC Sections 382 and 383.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$42,043	$68,146
Tax credits	11,099	21,195
Intangibles	160	197
Capitalized R&D	14,706	—
Stock compensation	1,385	2,478
Lease liability	299	595
Deferred revenue	5,620	3,346
Other	1,019	1,151
Total deferred tax assets	76,331	97,108
Less valuation allowance	(75,869)	(96,397)
Deferred tax assets, net of valuation allowance	462	711
Deferred tax liabilities:
Prepaid expenses	(189)	(160)
Right-of-use assets	(273)	(551)
Total deferred tax liabilities	(462)	(711)
Net deferred tax assets	$—	$—
At December 31, 2022, the Company had federal and state tax net operating loss carryforwards of approximately $185.3 million and $130.5 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2035 and 2029, respectively, unless previously utilized. The Company also has federal research and development credit and orphan drug credit carryforwards totaling $11.2 million and state research and development credit carryforwards totaling $5.0 million. The federal research and development credit and orphan drug credit carryforwards begin to expire in 2035, unless previously utilized. The state research and development credit carryforwards begin to expire in 2029, with the exception of $4.9 million which have no expiration date.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence, including a history of operating losses, management has determined that it is more likely than not that the net deferred tax assets will not be realized. The valuation allowance decreased by $20.5 million in 2022 and increased by $11.8 million in 2021.
Future utilization of the Company’s net operating loss and tax credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to IRC Sections 382 and 383, as a result of ownership changes that may have occurred or that could occur in the future. An ownership change occurs when a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards through 2022 and has adjusted the attributes for their estimated limitation.
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. At December 31, 2022, 2021 and 2020, the unrecognized tax benefits recorded were approximately $11.6 million, $24.0 million and $23.3 million, respectively. Approximately $9.8 million of the unrecognized tax benefits would reduce the Company’s annual effective tax rates, if recognized, subject to the valuation allowance. The Company adjusted the uncertain tax position in the current year on certain attributes related to the IRC Section 382/383 analysis performed in the current year. The Company does not anticipate a significant change in the unrecognized tax benefits within the next 12 months.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2022, 2021 and 2020 is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance as of the beginning of the year	$23,990	$23,335	$22,558
Increases related to current year tax positions	586	655	777
Decreases related to prior year tax positions	(12,958)	—	—
Balance as of the end of the year	$11,618	$23,990	$23,335

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
10. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company at December 31, 2022 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
Lease Obligations
In accordance with ASU 2016-02, “Leases”, the Company determines if a contract contains a lease at inception and recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As the Company’s leases do not provide an implicit rate, management develops incremental borrowing rates based on the information available at the commencement date in determining the present value of future payments. Lease agreements that have lease and non-lease components are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.
The Company’s single lease is for laboratory and office space in San Diego, California and was entered into in June 2014. Amendments for additional space were entered into in February 2015, March 2015 and August 2015. On July 14, 2021, the Company entered into a sixth amendment to its lease with Nancy Ridge Technology Center, L.P. which extended the term of the lease by an additional 24 months and increases the base rent to $103,733 per month effective January 1, 2022, subject to 3% increases every January. The lease expires on December 31, 2023 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. As of December 31, 2022, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. The incremental borrowing rate used in measuring the Company’s lease liability was 10.8%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating lease as of December 31, 2022 (in thousands):

2023	$1,395
Total undiscounted operating lease payments	1,395
Less: Imputed interest	(78)
Present value of lease payments	$1,317

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The balance sheet classification of the Company’s operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$1,205

Current portion of lease liability	$1,317
As of December 31, 2022, the weighted average remaining lease term was 1 year.
Cash paid for amounts included in the present value of operating lease liabilities was $1.4 million for the year ended December 31, 2022.
Operating lease costs were $1.3 million, $1.2 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. These costs are primarily related to the Company’s long-term operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
11. SUBSEQUENT EVENTS
“At-the-market” Offering
In September 2019, the Company began to sell shares of common stock under the Sales Agreement with Cantor. During the period from January 1, 2023, through March 20, 2023, the Company sold 6,158,799 shares of common stock for net proceeds of approximately $8.6 million after deducting placement agent fees.
Underwritten Public Offerings
On March 7, 2023, the Company completed concurrent but separate underwritten public offerings with Cantor, the underwriter, to issue and sell 11,086,000 shares of its common stock, including the exercise in full by Cantor of their option to purchase an additional 1,446,000 shares of common stock, and 286,000 shares of the Company’s Series X Convertible Preferred Stock. Cantor agreed to purchase the shares of common stock at a price of $1.267 per share and the shares of Series X Convertible Preferred Stock at a price of $12.67 per share. The total gross proceeds from the offerings, including the full exercise by Cantor of its option to purchase additional shares of common stock, were approximately $19.5 million, before deducting underwriting discounts and commissions and estimated offering expenses. The Company received total net proceeds of approximately $17.3 million, after deducting underwriting discounts, commissions, and other expenses payable by the Company.
Melinta Milestone Achieved
In March 2023, the Company achieved a regulatory milestone and is eligible to receive $20.0 million under the Melinta License Agreement in connection with the FDA’s approval of REZZAYOTM (rezafungin for injection) for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options.

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
As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to the Company’s status as a non-accelerated filer.
Remediation of Previously Reported Material Weakness
We previously reported that our review control over the evaluation of applicable accounting standards and assessment of completeness and accuracy of valuation assumptions, related to non-routine transactions that include collaboration revenue, was not appropriately designed or operating effectively. While this improper design and operation did not result in a material error in the annual or interim financial statements, there was a reasonable possibility that a material misstatement in the annual or interim financial statements would not have been detected.
This material weakness has been remediated as of December 31, 2022. As part of the remediation process, we added additional layers of review by members of our management team regarding the evaluation of applicable accounting standards and completeness and accuracy of valuation assumptions related to non-routine transactions that include collaboration revenue.

CIDARA THERAPEUTICS, INC.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item and not set forth below will be set forth in the section headed “Election of Directors,” “Delinquent Section 16(A) Reports” and “Executive Officers” in our Proxy Statement for our 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2022, and is incorporated herein by reference.
We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.cidara.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver. The information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.
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

PART IV
Item 15. Exhibit and Financial Statement Schedules.
1.Financial Statements—We have filed the following documents in Item 8 of this Annual Report on Form 10-K:
2.Financial Statement Schedules—All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.
3.Exhibits—For a list of exhibits filed with this Annual Report on Form 10-K, refer to the exhibit index below. The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
1.1
Controlled Equity OfferingSM Sales Agreement, dated as of November 8, 2018, by and between the Registrant and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3, filed on November 8, 2018).

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
3.3
Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 21, 2018).

4.1
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

4.2	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 3, 2016).
4.3	Form of Common Stock Purchase Warrant for First Private Placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 21, 2018)
4.4	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2020).
10.1+
Form of Indemnity Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.2+
2015 Equity Incentive Plan and Form of Grant Notice, Stock Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-203434), filed on April 15, 2015).

10.3+
2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.4+
2013 Stock Option and Grant Plan and Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.5+	Non-Employee Director Compensation Policy, as amended.

10.6+
Form of Amended and Restated Employment Agreement by and between the Registrant and its executive officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 12, 2021).

10.7+	Cidara Therapeutics, Inc. 2020 Inducement Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on August 31, 2021).
10.8+
Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Cidara Therapeutics, Inc. 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 7, 2020).

10.9+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Cidara Therapeutics, Inc. 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 7, 2020).

10.10
Asset Purchase Agreement by and between Registrant and Seachaid Pharmaceuticals, Inc., dated May 30, 2014 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.11
Addendum to Asset Purchase Agreement by and between Registrant and Seachaid Pharmaceuticals, Inc., dated September 23, 2014 and deemed effective as of May 30, 2014 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.12
Standard Industrial/Commercial Multi-Tenant Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated June 9, 2014 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.13
First Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated June 9, 2014 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S‑1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.14
Second Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated February 15, 2015 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

10.15
Third Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated July 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 16, 2015).

10.16+	Form of Restricted Stock Unit Award Grant Notice (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2017).
10.17
Fourth Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 3, 2018).

10.18
Collaboration and License Agreement, dated September 3, 2019, by and between the Registrant and Mundipharma Medical Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.19
Stock Purchase Agreement, dated September 3, 2019, by and between the Registrant and Mundipharma Medical Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.20
Exclusive License and Collaboration Agreement by and between the Registrant and Janssen Pharmaceuticals, Inc., dated March 31, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 13, 2021).

10.21
Fifth Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated January 13, 2020 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed on March 7, 2022).

10.22*
Sixth Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated July 14, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 12, 2021).

10.23
Letter Agreement by and between the Registrant and Mundipharma Medical Company, dated April 20, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2022).

10.24
License Agreement by and between the Registrant and Melinta Therapeutics, LLC, dated July 26, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 3, 2022).

10.25+
Employment offer letter between the Registrant and Taylor Sandison, dated March 22, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 3, 2022).

10.26+
Employment offer letter between the Registrant and Shane M. Ward, dated August 17, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 3, 2022).

10.27+
Employment offer letter between the Registrant and Preetam Shah, dated August 19, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 3, 2022).

21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed on February 25, 2021).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
Item 16. Form 10-K Summary.
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: March 23, 2023	By:	/s/ Jeffrey Stein, Ph.D.
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

Name	Title	Date

/s/ Jeffrey Stein, Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	March 23, 2023
Jeffrey Stein, Ph.D.	(Principal Executive Officer)

/s/ Preetam Shah, Ph.D., MBA	Chief Financial Officer and Chief Business Officer	March 23, 2023
Preetam Shah, Ph.D., MBA	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel D. Burgess	Chairman of the Board of Directors	March 23, 2023
Daniel D. Burgess

/s/ Bonnie Bassler, Ph.D.	Member of the Board of Directors	March 23, 2023
Bonnie Bassler, Ph.D.

/s/ Carin Canale-Theakston	Member of the Board of Directors	March 23, 2023
Carin Canale-Theakston

/s/ Timothy R. Franson, M.D.	Member of the Board of Directors	March 23, 2023
Timothy R. Franson, M.D.

/s/ David Gollaher, Ph.D.	Member of the Board of Directors	March 23, 2023
David Gollaher, Ph.D.

/s/ Chrysa Mineo	Member of the Board of Directors	March 23, 2023
Chrysa Mineo

/s/ Theodore R. Schroeder	Member of the Board of Directors	March 23, 2023
Theodore R. Schroeder