Form 10-Q
period 2023-03-31
Cidara Therapeutics, Inc.
filed 2023-05-11
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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
As of May 8, 2023, the registrant had 90,025,187 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited)	5
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	35
PART II. OTHER INFORMATION	35
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3. Defaults Upon Senior Securities	74
Item 4. Mine Safety Disclosures	74
Item 5. Other Information	74
Item 6. Exhibits	75
SIGNATURES	76

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,976	$32,731
Accounts receivable	25,826	5,833
Prepaid expenses and other current assets	5,686	6,530
Total current assets	79,488	45,094
Property and equipment, net	270	222
Operating lease right-of-use asset	917	1,205
Other assets	1,061	1,072
Total assets	$81,736	$47,593

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,980	$1,447
Accrued liabilities	9,078	7,672
Accrued compensation and benefits	5,843	4,922
Current deferred revenue	15,761	14,614
Lease liability	1,001	1,317
Total current liabilities	35,663	29,972
Long-term deferred revenue	19,236	20,525
Total liabilities	54,899	50,497
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022:
Series X Convertible Preferred Stock, $0.0001 par value; 4,947,759 shares authorized at March 31, 2023 and December 31, 2022; 2,156,713 shares issued and 2,104,472 shares outstanding at March 31, 2023; 1,870,713 shares issued and 1,818,472 shares outstanding and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 90,024,562 shares issued and outstanding at March 31, 2023 and 72,470,440 shares issued and outstanding at December 31, 2022	9	7
Additional paid-in capital	430,585	404,055
Accumulated deficit	(403,757)	(406,966)
Total stockholders’ equity (deficit)	26,837	(2,904)
Total liabilities and stockholders’ equity (deficit)	$81,736	$47,593
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022
Revenues:
Collaboration revenue	$25,990	$7,109
Total revenues	25,990	7,109
Operating expenses:
Research and development	18,715	20,166
General and administrative	4,298	5,204
Total operating expenses	23,013	25,370
Income (loss) from operations	2,977	(18,261)
Other income (expense):
Interest income (expense), net	232	(20)
Total other income (expense), net	232	(20)
Net income (loss) and comprehensive income (loss)	3,209	(18,281)
Allocation of earnings to participating securities	(677)	—
Net income (loss) attributable to common stockholders	$2,532	$(18,281)
Basic net earnings (loss) per common share	$0.03	$(0.27)
Diluted net earnings (loss) per common share	$0.03	$(0.27)

Shares used to compute basic net earnings (loss) per common share	78,640,086	68,138,116
Shares used to compute diluted net earnings (loss) per common share	101,189,396	68,138,116

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Operating activities:
Net income (loss)	$3,209	$(18,281)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	640	1,338
Amortization of costs to obtain a contract with a customer	475	—
Amortization of operating lease right-of-use assets	288	258
Depreciation and amortization	32	39
Non-cash interest expense	—	1
Changes in assets and liabilities:
Accounts receivable	(19,993)	(3,427)
Prepaid expenses, other current assets, and other assets	872	(1,120)
Accounts payable and accrued liabilities	3,116	657
Accrued compensation and benefits	921	(1,953)
Deferred revenue	(142)	(844)
Lease liabilities	(316)	(276)
Net cash used in operating activities	(10,898)	(23,608)

Investing activities:
Purchases of property and equipment	(94)	(84)
Net cash used in investing activities	(94)	(84)

Financing activities:
Proceeds from underwritten public offering, net of issuance costs	17,593	—
Proceeds from public offering of common stock, net of issuance costs	8,630	500
Proceeds from exercise of stock options	14	—
Principal repayments of Term Loan	—	(1,111)
Net cash provided by (used in) financing activities	26,237	(611)
Net increase (decrease) in cash and cash equivalents	15,245	(24,303)
Cash and cash equivalents at beginning of period	32,731	62,273
Cash and cash equivalents at end of period	$47,976	$37,970

Supplemental disclosure of cash flows:
Interest paid	$—	$25
Non-cash investing activities:
Purchases of property and equipment, included in accounts payable and accrued liabilities	$55	$16
Non-cash financing activities:
Issuance costs incurred but not yet paid, included in accounts payable and accrued liabilities	$337	$—

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Three Months Ended March 31, 2023
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	1,818,472	$—	72,470,440	$7	$404,055	$(406,966)	$(2,904)
Underwritten public offering, net of issuance costs	286,000	—	11,086,000	1	17,255	—	17,256
Public offering of common stock, net of issuance costs	—	—	6,158,799	1	8,621	—	8,622
Issuance of common stock for exercise of options	—	—	16,250	—	14	—	14
Issuance of common stock for restricted share units vested	—	—	293,073	—	—	—	—
Stock-based compensation	—	—	—	—	640	—	640
Net income	—	—	—	—	—	3,209	3,209
Balance, March 31, 2023	2,104,472	$—	90,024,562	$9	$430,585	$(403,757)	$26,837

	Three Months Ended March 31, 2022
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	1,818,472	$—	67,863,674	$7	$398,733	$(377,167)	$21,573
Public offering of common stock, net of issuance costs	—	—	644,265	—	500	—	500
Issuance of common stock for restricted share units vested	—	—	541,308	—	—	—	—
Stock-based compensation	—	—	—	—	1,165	—	1,165
Net loss	—	—	—	—	—	(18,281)	(18,281)
Balance, March 31, 2022	1,818,472	$—	69,049,247	$7	$400,398	$(395,448)	$4,957
See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of long-acting therapeutics designed to transform the standard of care for patients facing serious diseases. The Company is focused on infectious diseases and oncology. The Company’s lead product candidate is rezafungin (trade name REZZAYOTM), an intravenous formulation of a novel echinocandin antifungal. Rezafungin is being developed as a once-weekly, high-exposure therapy for the treatment and prevention of serious, invasive fungal infections. The Company’s primary focus now is using its Cloudbreak® platform to develop a potential new class of drugs called drug-Fc conjugates, or DFCs, for the prevention and treatment of serious diseases. This technology couples potent inhibitors to a human antibody fragment to create long-acting DFCs designed to inhibit multiple disease targets. The Company’s most advanced DFC program is CD388, a highly potent, long-acting antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza, which is in Phase 1 and Phase 2a clinical trials. Additional programs are targeting multiple oncology and autoimmune indications.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At March 31, 2023, the Company had an accumulated deficit of $403.8 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At March 31, 2023, the Company had cash and cash equivalents of $48.0 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2023 and 2022.
Basis of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s condensed consolidated financial statements relate to estimated collaboration expenses related to the Company’s collaboration and license agreements, certain accruals, including those related to nonclinical and clinical activities, and the stand-alone selling price of performance obligations associated with the Company’s collaboration and license agreements. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
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
Accounts Receivable
Accounts receivable is stated at the original invoice amount and consists of milestones achieved and certain research and development and clinical supply costs subject to reimbursement under the collaboration and license agreements. The Company records accounts receivables net of any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period of time. The Company did not record any credit losses as of March 31, 2023 or December 31, 2022.
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
The Company concluded that progress towards completion of the research and development and clinical supply performance obligations related to the Mundipharma Collaboration Agreement and the Melinta License Agreement, is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which may adjust revenue recognized for the period. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in the period could be materially impacted. Revenue from research and development services for the Janssen Collaboration Agreement is recognized based on actual amounts billed as the underlying services are provided and billed at market rates. The transaction prices to be recognized as revenue under both the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement consist of upfront payments, estimated reimbursable research and development and clinical supply costs, and milestones achieved to date. The transaction price to be recognized as revenue under the Melinta License Agreement consists of an upfront payment and milestones achieved to date.
Potential future payments for variable consideration, such as clinical, regulatory or commercial milestones, will be recognized when it is probable that, if recorded, a significant reversal will not take place. Potential future royalty payments will be recorded as revenue when the associated sales occur.
See Note 7 for additional information.
Research and Development Costs
Research and development expenses consist of wages, benefits and stock-based compensation charges for research and development employees, scientific consultant fees, facilities and overhead expenses, laboratory supplies, manufacturing expenses in preclinical development and certain manufacturing expenses before U.S. Food and Drug Administration, or FDA, approval, and nonclinical and clinical trial costs. The Company accrues nonclinical and clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies, and other events.
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
The assumptions included in the Black-Scholes option pricing model include (a) the risk-free interest rate, (b) the expected volatility of the Company’s stock, (c) the expected term of the award, and (d) the expected dividend yield. The Company computed the expected volatility data using the daily close prices for the Company’s common stock during the equivalent period of the calculated expected term of the Company’s stock-based awards. The Company estimated the expected life of employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities. The expected dividend yield of zero reflects that the Company has not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.
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
Net Earnings (Loss) Per Share
The Company follows the guidance in FASB ASC 260, Earnings Per Share, or ASC 260, which establishes standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company. The guidance requires earnings to be hypothetically allocated between the common, preferred, and other participating stockholders based on their respective rights to receive non-forfeitable dividends, whether or not declared. Participating securities include Series X Convertible Preferred Stock (see Note 5). Basic net earnings per share is then calculated by dividing the net income attributable to common stockholders (after the reduction for any preferred stock and assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding for the period. The Company calculates diluted net earnings per share by using the more dilutive of the (1) treasury stock method, reverse treasury stock method or if-converted method, as applicable, or (2) the two-class method. Dilutive common stock equivalents are comprised of warrants, Series X Convertible Preferred Stock, RSUs, PRSUs and options outstanding under the Company’s stock option plans and ESPP, on an as converted basis.
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive stock equivalents outstanding for the period determined using the if-converted method. In loss periods, basic and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

The following table sets forth the computation of basic and diluted net earnings (loss) per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$3,209	$(18,281)
Allocation of earnings to participating securities	(677)	—
Numerator for basic net earnings (loss) per common share - net income (loss) attributable to common stockholders	$2,532	$(18,281)

Effect of participating securities:
Add back allocation of earnings to participating securities	677	—
Numerator for diluted net earnings (loss) per common share - net income (loss) attributable to common stockholders	$3,209	$(18,281)

Denominator:
Denominator for basic net earnings (loss) per common share - weighted average common shares outstanding	78,640,086	68,138,116
Effect of dilutive securities:
Series X Convertible Preferred Stock, as converted	21,044,720	—
Common stock options, RSUs, PRSUs, and ESPP	1,504,590	—
Denominator for diluted net earnings (loss) per common share - adjusted weighted average common shares outstanding	101,189,396	68,138,116

Basic net earnings (loss) per common share	$0.03	$(0.27)
Diluted net earnings (loss) per common share	$0.03	$(0.27)
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net earnings (loss) per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2023	2022
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred Stock	—	18,184,720
Common stock options, RSUs and PRSUs issued and outstanding	11,759,061	10,847,996
Total	24,276,389	41,550,044
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
Recently Issued and Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company believes, based on its preliminary assessment, that the recently issued, but not yet adopted, accounting pronouncements will not have a material impact on the Company’s condensed consolidated financial statements or related disclosures, or do not apply to the Company.
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
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
March 31, 2023
Assets:
Cash and money market accounts	$47,976	$47,976	$—	$—
Total assets at fair value	$47,976	$47,976	$—	$—

December 31, 2022
Assets:
Cash and money market accounts	$32,731	$32,731	$—	$—
Total assets at fair value	$32,731	$32,731	$—	$—
4. DEBT
Term Loan
On October 3, 2016, the Company entered into a loan and security agreement, or the Loan Agreement, with Pacific Western Bank, as the collateral agent and a lender, or the Lender, pursuant to which the Company has borrowed $10.0 million from the Lender, or the Term A Loan. The Term A Loan bore interest at a variable annual rate equal to the greater of (i) 4.5% or (ii) the Lender’s prime interest rate plus 0.75%, and matured on July 3, 2022. The Term A Loan had an interest-only period through April 3, 2020, which was followed by equal monthly principal payments and was paid in full on July 5, 2022.

5. STOCKHOLDERS’ EQUITY
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement, or the Sales Agreement, entered into on November 8, 2018 with Cantor Fitzgerald & Co, or Cantor. During the three months ended March 31, 2023, the Company sold 6,158,799 shares of common stock, at a weighted average price of $1.44 per share for gross proceeds of approximately $8.9 million, and for net proceeds of approximately $8.6 million after deducting placement agent fees. During the three months ended March 31, 2022, the Company sold 644,265 shares of common stock for net proceeds of approximately $0.5 million after deducting placement agent fees. As of March 31, 2023, the aggregate offering price remaining under the Sales Agreement is $37.2 million. The Company has not sold shares of common stock under the Sales Agreement from April 1, 2023 through the date of this filing.
2023 Public Offering
On March 7, 2023, the Company completed concurrent but separate underwritten public offerings with Cantor, the underwriter, to issue and sell 11,086,000 shares of its common stock, including the exercise in full by Cantor of their option to purchase an additional 1,446,000 shares of common stock, and 286,000 shares of the Company’s Series X Convertible Preferred Stock. Cantor agreed to purchase the shares of common stock at a price of $1.267 per share and the shares of Series X Convertible Preferred Stock at a price of $12.67 per share. The total gross proceeds from the offerings, including the full exercise by Cantor of its option to purchase additional shares of common stock, were approximately $19.5 million, before deducting underwriting discounts and commissions and offering expenses. The Company received total net proceeds of approximately $17.3 million, after deducting underwriting discounts, commissions, and other expenses payable by the Company.
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at March 31, 2023.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share.
On August 12, 2020, at the request of certain holders, 52,241 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 522,410 shares of the Company’s common stock. As of March 31, 2023 and December 31, 2022, shares of preferred stock designated as Series X Convertible Preferred Stock totaled 4,947,759.
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of March 31, 2023. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Warrants
As of March 31, 2023 and December 31, 2022, warrants to purchase 12,517,328 shares of the Company’s common stock were outstanding with a weighted average exercise price of $6.82 per share.
The warrants had no intrinsic value at March 31, 2023 and December 31, 2022. The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	March 31, 2023	December 31, 2022
Common stock warrants	12,517,328	12,517,328
Series X Convertible Preferred Stock	21,044,720	18,184,720
Common stock options, RSUs and PRSUs issued and outstanding	12,981,597	9,323,495
Authorized for future stock awards	3,400,881	4,469,969
Awards available under the ESPP	1,297,304	806,968
Total	51,241,830	45,302,480
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
During the three months ended March 31, 2023 and 2022, no shares were issued pursuant to the ESPP. As of March 31, 2023, total unrecognized compensation expense related to the ESPP was approximately $0.1 million. This unrecognized compensation cost is expected to be recognized over approximately 0.4 years.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the three months ended March 31, 2023:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,223,871	$1.47
RSUs and PRSUs granted	1,355,817	1.01
RSUs and PRSUs vested	(293,073)	1.08
RSUs and PRSUs canceled	(20,532)	1.67
Outstanding at March 31, 2023	2,266,083	$1.24
The weighted-average grant date fair value of RSUs and PRSUs granted by the Company during the three months ended March 31, 2022 was $0.83 per share. The total fair value of RSUs and PRSUs vested during the three months ended March 31, 2023 and 2022 was approximately $0.3 million and $1.0 million, respectively.
At March 31, 2023, estimated unrecognized compensation expense related to RSUs and PRSUs granted was approximately $2.6 million.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	8,099,624	$2.78	6.65	$48
Options granted	2,716,058	1.01
Options exercised	(16,250)	0.83
Options canceled	(83,918)	1.93
Outstanding at March 31, 2023	10,715,514	$2.34	7.35	$1,512
Vested and expected to vest at March 31, 2023	10,715,514	$2.34	7.35	$1,512
Exercisable at March 31, 2023	5,875,683	$3.28	5.68	$217

The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the three months ended March 31, 2023 and 2022 was $0.71 and $0.53 per share, respectively.
As of March 31, 2023, total unrecognized share-based compensation expense related to unvested stock options was approximately $3.7 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
Stock-based compensation expense recognized for RSUs, PRSUs, stock options, and the ESPP has been reported in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$367	$455
General and administrative	273	883
Total	$640	$1,338
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
The Company’s Retained Rights. As of March 31, 2023, the Company retained the exclusive right to develop, register and commercialize the Mundipharma Licensed Product, Subcutaneous Product and Other Products in Japan, or the Company Territory, and Mundipharma has granted the Company certain licenses under Mundipharma-controlled technology and jointly-developed technology to develop, register and commercialize Mundipharma Licensed Product, Subcutaneous Product and Other Products in the Company Territory and to manufacture such products and rezafungin worldwide.
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
Revenue Recognition
As of March 31, 2023, the Company determined the transaction price is equal to the up-front fee of $30.0 million, plus the research and development funding of $31.2 million, plus milestones achieved of $13.9 million. The common stock issued pursuant to the Mundipharma Stock Purchase Agreement was determined to be issued at fair market value after applying a lack of marketability discount as Mundipharma received restricted shares. Therefore, no additional premium or discount was allocated to the transaction price of the Mundipharma Collaboration Agreement for the share issuance. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Mundipharma Collaboration Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
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
Milestone Payments. In November 2020, the Company achieved a $11.1 million milestone under the Mundipharma Collaboration Agreement, which is recorded as long-term deferred revenue as of March 31, 2023 because the rights to consideration is not expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. In December 2021 and August 2022, the Company achieved milestones of $2.8 million and $11.1 million, respectively, under the Mundipharma Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as deferred revenue at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones in January 2022 and September 2022, respectively. The Company determined that as of March 31, 2023, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these milestone payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2023 and 2022.
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
Revenue Recognition
As of March 31, 2023, the Company determined the transaction price is equal to the up-front fee of $27.0 million, plus the research and development funding of $57.6 million, plus a milestone achieved of $3.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Janssen Collaboration Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
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
Milestone Payments. In March 2022, the Company achieved a $3.0 million milestone under the Janssen Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with the milestone has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as deferred revenue at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for this milestone in May 2022. The Company determined that as of March 31, 2023, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these milestone payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2023 and 2022.

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
Continued Development and Regulatory Activities. The Company will be responsible, at its sole expense, for conducting an agreed upon development plan, or the Melinta Development Plan, that includes, among other activities, (a) completion of the ongoing ReSPECT Phase 3 pivotal clinical trial for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients, or the Prophylaxis Indication, (b) preparation and submission to the FDA of a supplemental New Drug Application, or NDA, for the Melinta Licensed Product in the Prophylaxis Indication, (c) site close-out activity worldwide (outside of China) for the Company’s ReSTORE Phase 3 pivotal clinical trial for the treatment of candidemia and invasive candidiasis, or the Treatment Indication, (d) certain nonclinical studies and other nonclinical activities, (e) certain chemistry, manufacturing and controls activities for the Melinta Licensed Product, and (f) all other development activities that are required by the FDA to obtain marketing approval of the Melinta Licensed Product in the Treatment Indication and the Prophylaxis Indication in the Melinta Territory.
The Company will remain the holder of the rezafungin IND and NDA. Both applications will transfer to Melinta on a transfer date determined based on the status of the ReSPECT trial and the associated supplemental NDA for the Prophylaxis Indication, after which Melinta will be responsible for performing all activities that may be necessary to maintain NDA approvals for the Melinta Licensed Product in the Treatment Indication and the Prophylaxis Indication in the Melinta Territory, at Melinta’s sole expense, subject to Melinta’s right to deduct from royalties payable to the Company the internal expenses (not to exceed a specified dollar amount per calendar year) and certain out-of-pocket expenses incurred by Melinta.
Supply and Transfer of CMC activities. Until Melinta assumes responsibility for the manufacture and supply of the Melinta Licensed Product for development and commercialization in the Melinta Territory, which it may do by direct purchase from the Company’s contract manufacturing organizations for the Melinta Licensed Product or by having a manufacturing technology transfer to Melinta or its designee performed at Melinta’s sole expense, which, in either case, will be no later than December 31, 2026, the Company will be responsible for the manufacture and supply of the Melinta Licensed Product for development and commercialization by Melinta in the Melinta Territory, and during such period, shall supply Melinta Licensed Product to Melinta pursuant to the terms of a supply agreement negotiated by the parties.
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

Revenue Recognition
As of March 31, 2023, the Company determined the transaction price is equal to the up-front fee of $30.0 million, plus a milestone achieved of $20.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Melinta License Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
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
Clinical Supply Services. The Company’s obligation to supply rezafungin for ongoing clinical development in the Melinta Territory represents a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services is best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services. Revenue related to the clinical supply services performance obligation recognized during the three months ended March 31, 2023 was immaterial.
Milestone Payments. In March 2023, the Company achieved a $20.0 million milestone under the Melinta License Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with the milestone has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as deferred revenue at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for this milestone in April 2023. The Company determined that as of March 31, 2023, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these milestone payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2023.
Costs to Obtain a Contract with a Customer
The Company incurred costs to a third party to obtain the Melinta License Agreement and capitalized $2.0 million upon execution of the Melinta License Agreement, and capitalized an additional $0.5 million upon achievement of a milestone, in accordance with ASC 340. The Company incurred these costs in connection with all the performance obligations identified in the Melinta License Agreement and allocated the capitalized contract costs to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. Amortization during the three months ended March 31, 2023 was $0.5 million and is included within general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2023, the remaining balance of the asset recognized from costs to obtain the Melinta License Agreement was $0.2 million.

Contract Liabilities
The following table presents a summary of the activity in the Company’s contract liabilities (recorded as deferred revenue on the balance sheet) pertaining to the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement during the three months ended March 31, 2023 (in thousands):

Opening balance, December 31, 2022	$35,139
Payments received in advance	38
Payments receivable	1,979
Revenue from performance obligations satisfied during reporting period	(2,159)
Closing balance, March 31, 2023	$34,997

Current portion of deferred revenue	$15,761
Long-term portion of deferred revenue	19,236
Total deferred revenue, March 31, 2023	$34,997
As of March 31, 2023, the aggregate transaction price allocated to performance obligations that are unsatisfied is $14.3 million, $22.0 million, and $4.9 million under the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively. These amounts are expected to be recognized over 2.0 years, 1.5 years, and 2.0 years which represent the remaining research periods under the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively.
As of March 31, 2023, the Company recorded $0.1 million, $5.7 million and $20.0 million in accounts receivable associated with the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively. As of December 31, 2022, the Company recorded $0.2 million and $5.6 million in accounts receivable associated with the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement, respectively.
The following table presents our contract revenues disaggregated by collaborator and timing of revenue recognition (in thousands):

	Three Months Ended March 31, 2023
	Mundipharma	Janssen	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property	$—	$—	$17,257
Over Time:
Research and Development Services	1,684	5,523	1,134
Clinical Supply Services	—	392	—
Total Revenue from Collaboration and License Agreements	$1,684	$5,915	$18,391

	Three Months Ended March 31, 2022
	Mundipharma	Janssen	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property	$—	$816	$—
Over Time:
Research and Development Services	2,274	2,356	—
Clinical Supply Services	252	1,411	—
Total Revenue from Collaboration and License Agreements	$2,526	$4,583	$—

8. COMMITMENTS AND CONTINGENCIES
Lease Obligations
On July 14, 2021, the Company entered into a sixth amendment to its lease with Nancy Ridge Technology Center, L.P. which extended the term of the lease by an additional 24 months and increases the base rent to $103,733 per month effective January 1, 2022, subject to 3% increases every January. The lease expires on December 31, 2023 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. As of March 31, 2023, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. The incremental borrowing rate used in measuring the Company’s lease liability was 10.8%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating lease as of March 31, 2023 (in thousands):

2023	1,046
Total undiscounted operating lease payments	$1,046
Less: Imputed interest	(45)
Present value of lease payments	$1,001
The balance sheet classification of the Company’s operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$917

Lease liability	$1,001
As of March 31, 2023, the weighted average remaining lease term was 0.8 years.
Cash paid for amounts included in the present value of operating lease liabilities was $0.3 million for the three months ended March 31, 2023 and 2022.
Operating lease costs were $0.3 million for the three months ended March 31, 2023 and 2022. These costs are primarily related to the Company’s operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
9. SUBSEQUENT EVENTS
On April 20, 2023, the Company entered into a Seventh Amendment to its lease, or the Amendment, which extended the term of the lease by an additional 36 months and increases the base rent to $133,371 per month effective January 1, 2024, subject to 4% increases every January. The lease expires on December 31, 2026 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, and our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 23, 2023.
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
Our primary focus now is using our Cloudbreak® platform to develop a potential new class of drugs called drug-Fc conjugates, or DFCs, for the prevention and treatment of serious diseases. This technology couples potent inhibitors to a human antibody fragment to create long-acting DFCs designed to inhibit multiple disease targets. Our most advanced DFC program is CD388, a highly potent, long-acting antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza, which is in Phase 1 and Phase 2a clinical trials. Additional programs are targeting multiple oncology and autoimmune indications.
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
•Ability to engage different targets to serve as a “drug cocktail” in a single molecule, which may improve response to treatment and prevention; and
•Potential advantages over vaccines irrespective of the immune status of patients.
In contrast to monoclonal antibodies, our DFCs are smaller, have the potential for better tissue penetration and are designed to target multiple sites. Unlike small molecules, we believe DFC optimization can be focused primarily on potency.
Our lead Cloudbreak candidate for the prevention of influenza is CD388, a DFC in a Phase 2a clinical trial. Our lead oncology DFC is CD421, a development candidate targeting CD73 for the treatment of solid tumors, which is in investigational new drug application, or IND, -enabling studies.

Cloudbreak Influenza Program
In September 2020, we nominated CD388, our influenza DFC, as a development candidate. We submitted an IND for CD388 in December 2021 and initiated a Phase 1 trial (NCT05285137) in March 2022. The Phase 1 trial is a randomized, double-blind, dose-escalation study to determine the safety, tolerability and pharmacokinetics of intramuscular and subcutaneous administration of CD388 in healthy subjects. Enrollment of all six planned cohorts has been completed and follow-up is ongoing. In addition, a separate Phase 1 Japanese bridging study has been initiated.
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
In December 2022, we received the first United States, or U.S., patent for CD388. The patent includes claims directed to the composition of matter of CD388. The patent is projected to expire in 2039 plus any available patent term extension.
CD388 Phase 2a Interim Results
In March 2023, we announced efficacy and safety data from a planned interim analysis of our ongoing Phase 2a trial evaluating the pre-exposure prophylactic activity of CD388 against the H3N2 influenza A virus strain, as of a February 13, 2023 data cut-off. The interim analysis is based on 56 subjects enrolled in the trial, with 28 subjects receiving a single dose of CD388 (150 mg) and 28 subjects receiving a placebo.
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
Final results are expected later in 2023.
Cloudbreak Oncology Program
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
With our Cloudbreak oncology program we seek to develop a new generation of immunotherapies, and our lead oncology DFC candidate, CD421, is a potential first-in-class CD73 inhibitor that combines the strengths of small molecules and monoclonal antibodies targeting CD73. CD421 targets CD73 in the adenosine pathway, which contributes to immune evasion in solid cancers by flooding the tumor microenvironment with adenosine, a potent immune cell suppressor. CD73 is highly expressed on a variety of tumor and stromal cells as well as immunosuppressive cell populations, such as regulatory T cells and myeloid-derived suppressor cells. CD421 is designed to address the potency, efficacy, pharmacokinetic and safety limitations of small molecule and mAb candidates targeting CD73. We are currently advancing CD421 through IND-enabling studies and expect to file an IND in 2024.

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
Under the terms of the Janssen Collaboration Agreement, we are collaborating in the research, preclinical and early clinical development of CD388, under a mutually-agreed research plan with the objective of advancing development through Phase 1 clinical trials and the first Phase 2a clinical trial. We are responsible for performing all IND-enabling nonclinical studies and early-stage clinical trials under the research plan. Both parties are responsible for conducting certain specified chemistry, manufacturing and controls development activities under the research plan. Janssen is solely responsible, and reimburses us for internal personnel and out-of-pocket costs incurred in performing the research plan activities in accordance with an agreed budget. After completion of the research plan and upon its election to proceed with development, Janssen will be solely responsible for late-stage development, manufacturing, licensure and commercialization. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid us an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we are eligible for reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting research plan activities. As of March 31, 2023, we have received the $27.0 million up-front payment, $30.7 million in research and development reimbursements, and $3.0 million in milestone payments.
We are eligible to receive up to an additional $237.0 million in development and regulatory milestone payments from Janssen for successful completion of certain activities over the next several years, including but not limited to Janssen’s decision whether to proceed with clinical development and initiation of Phase 2b and Phase 3 trials. In addition, we may be eligible to receive approximately $455.0 million in commercial milestones as well as royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits.
Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the treatment and prevention of serious, invasive fungal infections which are associated with high mortality rates.
FDA Approval of Rezafungin for the Treatment of Candidemia and Invasive Candidiasis
In January 2023, the U.S. Food and Drug Administration, or FDA, Antimicrobial Drugs Advisory Committee voted favorably 14 to 1 that we, as part of our New Drug Application, or NDA, provided sufficient evidence supporting a favorable benefit-risk assessment for a limited use indication for rezafungin for the treatment of candidemia and invasive candidiasis in adult patients with limited or no alternative treatment options.
In March 2023, the FDA approved REZZAYO (rezafungin for injection) for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. REZZAYO is the first new treatment option approved for patients with candidemia and invasive candidiasis in over a decade, and is the only available once-weekly echinocandin.
The European Medicines Agency, or EMA, accepted the marketing authorization application, or MAA, for rezafungin in August 2022 and it is currently under review. We expect an EMA approval decision by the end of 2023.
ReSPECT Phase 3 clinical trial
We are currently conducting the ReSPECT, single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial (NCT04368559) in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly out to 90 days, is being compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for this trial for the FDA and EMA is fungal-free survival at Day 90. We expect this trial to enroll approximately 462 patients, and over 50% of patients have been enrolled thus far. While the ReSPECT trial remains open for enrollment, we continue to monitor the near- and long-term impact of COVID-19 on the ability of our clinical investigators to recruit patients at each of our global clinical trial sites. The study is currently enrolling in the European Union, or EU, Canada and the U.S. and we expect the trial to be completed by the end of 2024.

Melinta License Agreement
On July 26, 2022, we entered into a License Agreement, or the Melinta License Agreement, with Melinta Therapeutics, LLC, or Melinta, under which we granted Melinta an exclusive license to develop and commercialize products that contain or incorporate rezafungin in the U.S.
Melinta will be solely responsible for the commercialization of rezafungin in the U.S., at its sole expense. We are responsible for conducting an agreed upon development plan that includes, among other activities, completion of the ongoing ReSPECT Phase 3 pivotal clinical trial for the prevention of invasive fungal infections in adult allogeneic blood and marrow transplant recipients. We will initially remain the holder of the rezafungin IND and New Drug Application, or NDA. Both applications will transfer to Melinta on a transfer date determined based on the status of the ReSPECT trial and the associated supplemental NDA for the prophylaxis indication. Following the transfer date, we will remain financially responsible for post-marketing commitments and other remaining development obligations and the costs for those will be deducted from royalties owed to us by Melinta.
The total potential transaction value of the Melinta License Agreement is $460.0 million, including a $30.0 million upfront payment and up to $430.0 million in regulatory and commercial milestones. In addition, we are eligible to receive tiered royalties on U.S. sales in the low double digits to mid-teens. As of March 31, 2023, we have received the $30.0 million up-front payment. In April 2023 we received a $20.0 million milestone payment.
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
As of March 31, 2023, we have received $9.0 million from the sale of our equity to Mundipharma, a $30.0 million up-front payment, $31.2 million in global development funding, and $25.1 million in milestone payments (including an $11.1 million milestone payment creditable against future royalties payable to us).
Compliance with Nasdaq Listing Requirements
On February 9, 2023, we received formal notice from The Nasdaq Stock Market, LLC, or Nasdaq, Hearings Panel, or the Panel, stating that we have regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2), subject to a discretionary Panel Monitor until November 9, 2023.
Impact of the COVID-19 Pandemic and Other Macroeconomic Conditions
Our business is subject to various trends, events or uncertainties that are reasonably likely to cause our reported financial information not to be necessarily indicative of future operating results or of future financial condition. The COVID-19 pandemic has delayed our conduct of clinical trials and other key activities and there is uncertainty regarding the emergence of potential new COVID-19 strains. Adopting a work-from-home policy during this pandemic has increased the complexity of our computer systems, making them inherently more vulnerable to service interruption or destruction, malicious intrusion and random attack. While we have not experienced significant disruptions to our manufacturing supply chain or distribution to date, we are unable to fully assess the potential impact that an extended duration of this pandemic may have on our manufacturing or distribution processes in the future. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, all of which are uncertain and cannot be predicted. We continue to monitor the potential impact of the COVID-19 global pandemic on our business.
We may also be impacted by broader macroeconomic conditions, including high inflation, bank failures, labor shortages, supply chain disruptions, recession risks and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions. For example, the recent closures of Silicon Valley Bank, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. While we do not have deposits with these banks, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened, which could have a material adverse effect on our business and financial condition. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has recently experienced significant decreases in value. This volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance.

Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of March 31, 2023, we had an accumulated deficit of $403.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
In connection with the preparation of our financial statements for the three month period ended March 31, 2023, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for twelve months from the issuance of these financial statements, which raises substantial doubt about our ability to continue as a going concern. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
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
Research and development expenses
To date, our research and development expenses have related primarily to nonclinical development of our rezafungin acetate and our Cloudbreak platform, as well as clinical development of rezafungin acetate. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses in preclinical development and certain manufacturing expenses before FDA approval, and nonclinical and clinical trial costs. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or other activities within studies and other events.
Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the study or project and the invoices received from our external service providers. We adjust our accruals as actual costs become known.
We may receive potential research and development funding through a partnership from the National Institute of Allergy and Infectious Diseases. We have evaluated the terms of the grants to assess our obligations and the classification of funding received. Amounts received for funded research and development are recognized in the condensed consolidated statements of operations and comprehensive income (loss) as a reduction to research and development expense over the grant period as the related costs are incurred to meet our obligations.
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
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Rezafungin	$7,261	$12,121
Cloudbreak platform	6,655	2,758
Personnel costs	4,312	4,614
Other research and development expenses	487	673
Total research and development expenses	$18,715	$20,166
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
We concluded that progress towards completion of the research and development and clinical supply performance obligations related to the Mundipharma Collaboration Agreement and the Melinta License Agreement, are best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. We periodically review and update the estimated collaboration expenses, when appropriate, which may adjust revenue recognized for the period. While such changes to our estimates have no impact on our reported cash flows, the amount of revenue recorded in the period could be materially impacted. Revenue for the Janssen Collaboration Agreement is recognized based on actual amounts billed as the underlying services are provided and billed at market rates. The transaction prices to be recognized as revenue under both the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement consist of upfront payments, estimated reimbursable research and development and clinical supply costs, and milestones achieved to date. The transaction price to be recognized as revenue under the Melinta License Agreement consists of an upfront payment and milestones achieved to date.
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
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Collaboration revenue	$25,990	$7,109	$18,881
Research and development expense	18,715	20,166	(1,451)
General and administrative expense	4,298	5,204	(906)
Other income (expense), net	232	(20)	252
Collaboration revenue
Collaboration revenue was $26.0 million for the three months ended March 31, 2023 and $7.1 million for the three months ended March 31, 2022. Revenue for the three months ended March 31, 2023 relates to the achievement of a milestone and ongoing research and development and clinical supply services provided to Mundipharma, Janssen and Melinta of $1.7 million, $5.9 million and $18.4 million, respectively.
Revenue for the three months ended March 31, 2022 relates to the achievement of a milestone and ongoing research and development and clinical supply services provided to Mundipharma and Janssen of $2.5 million and $4.6 million, respectively.
Research and development expenses
Research and development expenses were $18.7 million for the three months ended March 31, 2023 and $20.2 million for the three months ended March 31, 2022. The decrease in research and development expenses is primarily due to lower clinical expenses associated with the rezafungin clinical trials and lower consulting and personnel costs, offset by higher clinical expenses associated with our Cloudbreak platform.
General and administrative expenses
General and administrative expenses were $4.3 million for the three months ended March 31, 2023 and $5.2 million for the three months ended March 31, 2022. The decrease in general and administrative expenses is primarily due to lower consulting, personnel and legal costs, offset by higher amortization of contract costs related to obtaining the Melinta License Agreement.
Other income (expense), net
Other income during the three months ended March 31, 2023 related primarily to interest income generated from cash held in interest-bearing accounts. Other expense during the three months ended March 31, 2022 related primarily to interest expense in connection with our loan from Pacific Western Bank, offset by interest income generated from cash held in interest-bearing accounts.
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
We are eligible to receive up to $410.0 million in regulatory and commercial milestone payments from Melinta for successful completion of certain activities over the next several years, as well as tiered royalties on U.S. sales in the low double digits to mid-teens.
On November 8, 2018, we entered into the controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. As of March 31, 2023, the aggregate offering price remaining under the Sales Agreement was $37.2 million.
In March 2023, we issued shares of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings, for gross proceeds of $19.5 million.

Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2023 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to the Company. As of March 31, 2023, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments are $1.0 million as of March 31, 2023.
As discussed further below, we believe that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months, or beyond. There are many factors that could impact our operating cash flow, most notably achievement of milestones under our Mundipharma Collaboration Agreement, Janssen Collaboration Agreement and Melinta License Agreement. Our current cash balance and eligibility to potentially receive non-dilutive capital of up to approximately $47.1 million in development and regulatory milestones from our existing partnerships, contingent on successful completion of activities planned over the next twelve months, has the potential to extend our cash runway in the near-term. There can be no assurance that we will be successful in completing all or part of the activities planned over the next twelve months which may adversely impact and reduce the amount of non-dilutive capital that we are eligible to receive from these activities.
We are mindful that conditions in the current macroeconomic environment could affect our ability to achieve our goals. We operate and conduct clinical trials in countries that face economic volatility and weakness. Sustained weakness or further deterioration of the local economies and currencies and adverse effects of the impact of the COVID-19 pandemic may pose operational challenges in those countries. We will continue to monitor these conditions and will attempt to adjust our business plans, as appropriate, to mitigate macroeconomic risks.
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
As of March 31, 2023, we had $48.0 million in cash and cash equivalents. The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(10,898)	$(23,608)
Investing activities	(94)	(84)
Financing activities	26,237	(611)
Net increase (decrease) in cash and cash equivalents	$15,245	$(24,303)
Operating activities
Net cash used in operating activities was $10.9 million for the three months ended March 31, 2023, compared to net cash used in operating activities of $23.6 million for the three months ended March 31, 2022. Cash used in operating activities for the three months ended March 31, 2023 was primarily attributable to a net income of $3.2 million which included $20.0 million for a milestone achieved in March 2023 under the Melinta License Agreement, which was received in April 2023.
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
Investing activities
Our investing activities during the three months ended March 31, 2023 and 2022 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the three months ended March 31, 2023 primarily consisted of (i) net proceeds of $17.6 million from the sale of 11,086,000 shares of common stock and 286,000 shares of Series X

Convertible Preferred Stock pursuant to concurrent but separate underwritten public offerings and (ii) net proceeds of $8.6 million from the sale of 6,170,799 shares of common stock under the Sales Agreement, after deducting placement agent fees.
Net cash used in financing activities during the three months ended March 31, 2022 primarily consisted of net proceeds of $0.5 million from the sale of 644,265 shares of common stock under the Sales Agreement, after deducting placement agent fees, offset by principal payments of $1.1 million made in connection with our loan from Pacific Western Bank.
Operating Capital Requirements
We performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months, which raises substantial doubt about our ability to continue as a going concern. Our ability to execute our operating plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We plan to continue to fund our losses from operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.
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
As of March 31, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
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
•If, in the future, we are unable to establish sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates, if and when they are approved. In addition, if we enter into agreements with third parties to sell and market our product candidates, such third parties may not be successful in commercializing our products.
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
Risks Related to the COVID-19 Pandemic
Our operations, business and financial results have been and could continue to be adversely impacted by the current public health pandemic related to COVID-19.*
In January 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of novel coronavirus known as COVID-19 and, in March 2020, the WHO declared the COVID-19 outbreak a pandemic, or the COVID-19 pandemic. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business interruptions and shutdowns. These precautions have disrupted our business operations and prospects. For example, we have experienced, and expect to continue to experience, trial site activation and enrollment delays for the ReSPECT clinical trial due to facility restrictions, quarantines, travel restrictions, focus on COVID-specific trials and other obstacles. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could impair our ability to raise capital when needed. While the disruption from COVID-19 has had and we expect it to continue to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time. In addition, to the extent the COVID-19 outbreak continues to adversely affect our business, financial condition, results of operations and growth prospects, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.
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
If, in the future, we are unable to establish sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates, if and when they are approved. In addition, if we enter into agreements with third parties to sell and market our product candidates, such third parties may not be successful in commercializing our products.*
We do not have a sales or marketing infrastructure. To achieve commercial success for any approved product, we must license the rights to third parties with such capabilities, develop a sales and marketing organization or outsource these functions to third parties.
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
If we do establish relationships with third parties to sell and market our product candidates, such third parties may not be successful in commercializing those products. For example, in the U.S. we are entirely dependent on Melinta to commercialize rezafungin. Melinta has no experience with commercialization of antifungal drugs and may be unable to hire individuals with the requisite expertise or develop and execute an appropriate commercialization plan.
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
We expect that CD388 will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including influenza vaccines, neuraminidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak platform for the treatment or prevention of other serious diseases, such as RSV, HIV and various cancers. We are aware of a large number of approved and investigational therapies in these areas also. We expect that CD421 will compete against approved anticancer therapeutics as well as investigational CD-73 targeting small molecule drugs, including Oric-533 being developed by Oric Pharmaceutical, Inc. and quemliclustat being developed by Arcus Biosciences, Inc. as well as monoclonal antibodies, including oleclumab being developed by AstraZeneca PLC.
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

We may not be successful in our efforts to identify, discover, and develop potential product candidates through our Cloudbreak platform or otherwise.*
Through our Cloudbreak platform, we are developing DFCs for the treatment and prevention of serious diseases, including influenza and various cancers. We have nominated the DFC CD388 as our lead development candidate for influenza, and we have nominated CD421 as our lead oncology DFC candidate. In applying our Cloudbreak platform, we may not be successful in identifying additional DFCs that could be developed as drug therapies. In addition, our Cloudbreak platform may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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
Risks Related to Our Financial Position and Need for Additional Capital
We need substantial additional funding to complete the development of rezafungin and to advance CD388, CD421 and our Cloudbreak program.*
In connection with the preparation of our financial statements for the period ended March 31, 2023, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance CD388, CD421 and other product candidates from our Cloudbreak program is also dependent on our ability to obtain additional funding.
On September 3, 2019, we entered into the Mundipharma Collaboration Agreement, pursuant to which we granted Mundipharma exclusive commercialization rights to rezafungin outside the U.S. and Japan in exchange for a $30.0 million upfront payment, near-term funding to support the global Phase 3 ReSTORE and ReSPECT trials, and the potential to receive development, regulatory and commercial milestone payments and double-digit royalties in the teens on tiers of annual net sales. The Mundipharma Collaboration Agreement requires, among other things, that we complete the rezafungin development program. On March 31, 2021, we entered into the Janssen Collaboration Agreement, to develop and commercialize our Cloudbreak DFCs for the prevention and treatment of seasonal and pandemic influenza. Under the collaboration, we will be responsible for the development and manufacturing of the first influenza DFC, CD388, into the clinic and through Phase 2 clinical development, and Janssen will be responsible for late-stage development, manufacturing, registration and global commercialization. We received an upfront payment of $27.0 million. Janssen will fund all future research, development, manufacturing and commercialization for CD388, of which Janssen has funded $30.7 million as of March 31, 2023. On July 26, 2022, we entered into the Melinta License Agreement, pursuant to which we granted Melinta an exclusive license to develop, register and commercialize rezafungin in the U.S. in exchange for a $30.0 million upfront payment and the potential to receive regulatory and commercial milestone payments and tiered royalties on U.S. sales in the low double digits to mid-teens. The Melinta License Agreement requires, among other things, that we complete the rezafungin development program. Our ability to meet our development obligations under the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement depends on our ability to obtain additional funding.
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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of March 31, 2023, we had cash and cash equivalents of $48.0 million.
As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. In addition, we may not be able to access a portion of our existing cash and cash equivalents due to market conditions. For example, the recent closures of Silicon Valley Bank, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. While we do not have deposits with these banks, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened, which could have a material adverse effect on our business and financial condition. In addition, if the financial market disruptions and economic slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could negatively affect our financial condition and our ability to pursue our business strategy.
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
In September 2019, we issued $9.0 million of our common stock to Mundipharma in connection with entering into the Mundipharma Collaboration Agreement. In February 2020, we issued $30.0 million of our common stock and Series X Convertible Preferred Stock upon the closing of a rights offering. In October 2021, we issued $38.5 million of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings. In March 2023, we issued shares of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings, for gross proceeds of $19.5 million. As of March 31, 2023, we have issued 20,708,912 shares of common stock pursuant to the Sales Agreement with an aggregate offering price of approximately $41.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma, the sale of our common stock and Series X Convertible Preferred Stock issued in our rights offering, the sale of our common stock and Series X Convertible Preferred Stock in our concurrent public offerings or the sale of common stock under the Sales Agreement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
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
We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*
Since our inception, we have incurred significant operating losses. We had net income of $3.2 million and net loss of $18.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $403.8 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement. We are currently conducting the ReSPECT and ReSTORE China Phase 3 clinical trials of rezafungin, Phase 1 and Phase 2a studies of CD388, and preclinical studies of our other DFCs, including CD421. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
•may be unable to successfully commercialize rezafungin in one or more territories because, following regulatory approval, they may be unable to obtain formulary pricing approval, reimbursement approval, and/or formulary placement;
•have limited experience commercializing antifungal therapeutics and therefore may be unsuccessful in developing and implementing commercial launch plans for rezafungin;
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
On March 31, 2021, we licensed the exclusive worldwide rights to CD388 and other influenza DFCs to Janssen. Our ability to complete the development of CD388 is dependent, on funds provided by Janssen. Under the Janssen Collaboration Agreement, following receipt of the Phase 2a Human Challenge Study data, Janssen must decide whether it will elect to proceed with further development of CD388. There can be no assurance that Janssen will elect to proceed despite the interim Phase 2a data that was announced in March 2023. If Janssen declines to proceed with development, no further milestones or royalties will be payable under the agreement.
Additionally, if Janssen elects to proceed with development, our ability to receive payments from this arrangement will depend in part on Janssen’s ability to successfully commercialize CD388.
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
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to manufacture or deliver our products.
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
Additionally, the California Consumer Privacy Act of 2018, or CCPA, applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA also provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the CPRA. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states as well as at the federal and local levels. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
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
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions (including in relation to clinical trials); limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
Further, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments will remain in effect until 2032 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, in January 2013, the President signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Under the new Drug Price Negotiation Program, the number of drugs subject to price negotiation will be 10 Part D drugs for 2026, another 15 Part D drugs for 2027, another 15 Part D and Part B drugs for 2028, and another 20 Part D and Part B drugs for 2029 and later years. These drugs will be selected from among the 50 drugs with the highest total Medicare Part D spending and the 50 drugs with the highest total Medicare Part B spending. The number of drugs with negotiated prices available will accumulate over time. The IRA permits HHS to implement many of the statutory provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.
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
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 90,024,562 shares of common stock outstanding as of March 31, 2023. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On April 20, 2023, we entered into a Seventh Amendment to our lease, or the Amendment, which extended the term of the lease by an additional 36 months and increases the base rent to $133,371 per month effective January 1, 2024, subject to 4% increases every January. The lease expires on December 31, 2026 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to us.

ITEM 6. EXHIBITS

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3.3(4)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

4.3(4)	Form of Common Stock Purchase Warrant for First Private Placement.

10.1	Seventh Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated April 20, 2023.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q has been formatted in Inline

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 21, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: May 11, 2023	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Preetam Shah, Ph.D., MBA
Preetam Shah, Ph.D., MBA
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer and Principal Accounting Officer)