Form 10-Q
period 2023-06-30
Cidara Therapeutics, Inc.
filed 2023-08-03
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒
As of July 31, 2023, the registrant had 90,251,746 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,430	$32,731
Accounts receivable	5,483	5,833
Inventory	1,954	—
Prepaid expenses and other current assets	4,373	6,530
Total current assets	62,240	45,094
Property and equipment, net	297	222
Operating lease right-of-use asset	4,388	1,205
Other assets	1,061	1,072
Total assets	$67,986	$47,593

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,899	$1,447
Accrued liabilities	10,022	7,672
Accrued compensation and benefits	3,582	4,922
Current deferred revenue	14,975	14,614
Current portion of lease liability	942	1,317
Total current liabilities	31,420	29,972
Long-term deferred revenue	17,551	20,525
Long-term lease liability	3,601	—
Total liabilities	52,572	50,497
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022:
Series X Convertible Preferred Stock, $0.0001 par value; 4,947,759 shares authorized at June 30, 2023 and December 31, 2022; 2,156,713 shares issued and 2,104,472 shares outstanding at June 30, 2023; 1,870,713 shares issued and 1,818,472 shares outstanding and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 90,251,746 shares issued and outstanding at June 30, 2023 and 72,470,440 shares issued and outstanding at December 31, 2022	9	7
Additional paid-in capital	431,519	404,055
Accumulated deficit	(416,114)	(406,966)
Total stockholders’ equity (deficit)	15,414	(2,904)
Total liabilities and stockholders’ equity (deficit)	$67,986	$47,593
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenues:
Collaboration revenue	$7,614	$6,216	$33,604	$13,325
Total revenues	7,614	6,216	33,604	13,325
Operating expenses:
Research and development	17,135	15,255	35,850	35,421
General and administrative	3,310	4,074	7,608	9,278
Total operating expenses	20,445	19,329	43,458	44,699
Loss from operations	(12,831)	(13,113)	(9,854)	(31,374)
Other income (expense):
Interest income (expense), net	623	(6)	855	(26)
Total other income (expense), net	623	(6)	855	(26)
Net loss before income tax expense	(12,208)	(13,119)	(8,999)	(31,400)
Income tax expense	(149)	—	(149)	—
Net loss and comprehensive loss	$(12,357)	$(13,119)	$(9,148)	$(31,400)
Basic and diluted net loss per common share	$(0.14)	$(0.19)	$(0.11)	$(0.46)

Shares used to compute basic and diluted net loss per common share	90,115,859	69,133,700	84,409,667	68,638,651

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Operating activities:
Net loss	$(9,148)	$(31,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,435	2,016
Non-cash operating lease expense	664	523
Depreciation and amortization	57	77
Amortization of costs to obtain a contract with a customer	40	—
Non-cash interest expense	—	1
Changes in assets and liabilities:
Accounts receivable	350	524
Inventory	(1,954)	—
Prepaid expenses, other current assets, and other assets	2,120	(2,567)
Accounts payable and accrued liabilities	2,870	(483)
Accrued compensation and benefits	(1,277)	(1,324)
Deferred revenue	(2,613)	(2,252)
Lease liabilities	(620)	(559)
Net cash used in operating activities	(8,076)	(35,444)

Investing activities:
Purchases of property and equipment	(201)	(100)
Net cash used in investing activities	(201)	(100)

Financing activities:
Proceeds from underwritten public offering, net of issuance costs	17,256	—
Proceeds from public offering of common stock, net of issuance costs	8,706	500
Proceeds from exercise of stock options	14	—
Principal repayments of Term Loan	—	(2,222)
Net cash provided by (used in) financing activities	25,976	(1,722)
Net increase (decrease) in cash and cash equivalents	17,699	(37,266)
Cash and cash equivalents at beginning of period	32,731	62,273
Cash and cash equivalents at end of period	$50,430	$25,007

Supplemental disclosure of cash flows:
Interest paid	$—	$38
Income taxes paid	$588	$—
Non-cash investing activities:
Right-of-use asset obtained in exchange for lease liability	$3,847	$—
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$63	$69
Issuance costs incurred but not yet paid, included in accounts payable and accrued liabilities	$—	$720

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Three and Six Months Ended June 30, 2023
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	1,818,472	$—	72,470,440	$7	$404,055	$(406,966)	$(2,904)
Underwritten public offering, net of issuance costs	286,000	—	11,086,000	1	17,255	—	17,256
Public offering of common stock, net of issuance costs	—	—	6,158,799	1	8,621	—	8,622
Issuance of common stock for exercise of options	—	—	16,250	—	14	—	14
Issuance of common stock for restricted share units vested	—	—	293,073	—	—	—	—
Stock-based compensation	—	—	—	—	640	—	640
Net income	—	—	—	—	—	3,209	3,209
Balance, March 31, 2023	2,104,472	—	90,024,562	9	430,585	(403,757)	26,837
Public offering of common stock, net of issuance costs	—	—	60,942	—	76	—	76
Issuance of common stock for restricted share units vested	—	—	4,875	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	161,367	—	63	—	63
Stock-based compensation	—	—	—	—	795	—	795
Net loss	—	—	—	—	—	(12,357)	(12,357)
Balance, June 30, 2023	2,104,472	$—	90,251,746	$9	$431,519	$(416,114)	$15,414

	Three and Six Months Ended June 30, 2022
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	1,818,472	$—	67,863,674	$7	$398,733	$(377,167)	$21,573
Public offering of common stock, net of issuance costs	—	—	644,265	—	500	—	500
Issuance of common stock for restricted share units vested	—	—	541,308	—	—	—	—
Stock-based compensation	—	—	—	—	1,165	—	1,165
Net loss	—	—	—	—	—	(18,281)	(18,281)
Balance, March 31, 2022	1,818,472	—	69,049,247	7	400,398	(395,448)	4,957
Issuance of common stock for restricted share units vested	—	—	5,042	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	184,219	—	69	—	69
Stock-based compensation	—	—	—	—	852	—	852
Issuance costs for underwritten public offering	—	—	—	—	(720)	—	(720)
Net loss	—	—	—	—	—	(13,119)	(13,119)
Balance, June 30, 2022	1,818,472	$—	69,238,508	$7	$400,599	$(408,567)	$(7,961)
See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on the discovery, development and commercialization of immunotherapeutics designed to transform the standard of care for patients facing serious diseases. The Company’s first commercially approved product is REZZAYOTM (rezafungin for injection) which is indicated for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. Melinta Therapeutics, LLC, or Melinta, is commercializing REZZAYO in the U.S. The Company’s primary focus now is applying its Cloudbreak® platform to develop a potential new class of drugs called drug-Fc conjugates, or DFCs, for the prevention and treatment of serious diseases. This technology couples potent inhibitors to a human antibody fragment to create DFCs designed to inhibit multiple disease targets. The Company’s most advanced DFC program is CD388, a highly potent antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza, which is in Phase 1 and Phase 2a clinical trials. Additional programs are targeting multiple oncology and autoimmune indications.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At June 30, 2023, the Company had an accumulated deficit of $416.1 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At June 30, 2023, the Company had cash and cash equivalents of $50.4 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2023 and 2022.
Basis of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s condensed consolidated financial statements relate to estimated collaboration expenses related to the Company’s collaboration and license agreements, certain accruals, including those related to nonclinical and clinical activities, the stand-alone selling price of performance obligations associated with the Company’s collaboration and license agreements, work-in-process inventory and inventory overhead. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
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
Accounts Receivable
Accounts receivable is stated at the original invoice amount and consists of milestones achieved and certain research and development and clinical supply costs subject to reimbursement under the collaboration and license agreements. The Company records accounts receivables net of any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period of time. The Company did not record any credit losses as of June 30, 2023 or December 31, 2022.
Inventory
The Company began capitalizing inventory for REZZAYO, which received approval by the U.S. Food and Drug Administration, or FDA, in March 2023. REZZAYO (rezafungin for injection) is approved for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to research and development expense in the period incurred.
Inventory is comprised of raw materials, work-in-process and finished goods, and includes costs related to third-party contract manufacturing, freight-in and overhead. Inventory is stated at the lower of cost or net realizable value with cost based on the first-in-first-out method. The Company performs an assessment of recoverability of capitalized inventory during each reporting period based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life, and writes down any excess, obsolete or unsaleable inventory to its estimated realizable value in the period which the required reserve is first identified. Such write downs, should they occur, are charged to cost of product revenue in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023, the Company did not identify any excess, obsolete or unsaleable inventory.

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
In July 2022, the Company entered into a License Agreement with Melinta, or the Melinta License Agreement. The Company concluded that there were three performance obligations under the Melinta License Agreement: the license, the research and development services, and the clinical supply services, and that the obligations are distinct from each other.
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
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive stock equivalents outstanding for the period determined using the treasury stock method or if-converted method. In loss periods, basic and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of basic and diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three and Six Months Ended June 30,
	2023	2022
Common stock warrants	17,331	12,517,328
Series X Convertible Preferred Stock	21,044,720	18,184,720
Common stock options, RSUs and PRSUs issued and outstanding	13,189,395	11,025,711
Total	34,251,446	41,727,759
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
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
June 30, 2023
Assets:
Cash and money market accounts	$50,430	$50,430	$—	$—
Total assets at fair value	$50,430	$50,430	$—	$—

December 31, 2022
Assets:
Cash and money market accounts	$32,731	$32,731	$—	$—
Total assets at fair value	$32,731	$32,731	$—	$—

4. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$733	$—
Work-in-process	1,221	—
Finished goods	—	—
Total inventory	$1,954	$—
The Company's capitalized inventory consists of costs incurred subsequent to FDA approval of REZZAYO in March 2023. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to research and development expense in the period incurred. There were no inventory write downs during the six months ended June 30, 2023.
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
6. STOCKHOLDERS’ EQUITY
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement, or the Sales Agreement, entered into on November 8, 2018 with Cantor Fitzgerald & Co, or Cantor. During the six months ended June 30, 2023, the Company sold 6,219,741 shares of common stock, at a weighted average price of $1.44 per share for gross proceeds of approximately $9.0 million, and for net proceeds of approximately $8.7 million after deducting placement agent fees. During the six months ended June 30, 2022, the Company sold 644,265 shares of common stock for net proceeds of approximately $0.5 million after deducting placement agent fees. As of June 30, 2023, the remaining capacity under the Sales Agreement is $37.1 million.
2023 Underwritten Public Offering
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
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at June 30, 2023.

In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share.
On August 12, 2020, at the request of certain holders, 52,241 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 522,410 shares of the Company’s common stock. As of June 30, 2023 and December 31, 2022, shares of preferred stock designated as Series X Convertible Preferred Stock totaled 4,947,759.
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of June 30, 2023. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Warrants
As of June 30, 2023, warrants to purchase 17,331 shares of the Company’s common stock were outstanding with a weighted average exercise price of $11.54 per share. During the six months ended June 30, 2023, 12,499,997 common stock warrants expired unexercised.
As of December 31, 2022, warrants to purchase 12,517,328 shares of the Company’s common stock were outstanding with a weighted average exercise price of $6.82 per share.
The warrants had no intrinsic value at June 30, 2023 and December 31, 2022. The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	June 30, 2023	December 31, 2022
Common stock warrants	17,331	12,517,328
Series X Convertible Preferred Stock	21,044,720	18,184,720
Common stock options, RSUs and PRSUs issued and outstanding	13,189,395	9,323,495
Authorized for future stock awards	3,188,208	4,469,969
Awards available under the ESPP	1,135,937	806,968
Total	38,575,591	45,302,480
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
During the six months ended June 30, 2023 and 2022, 161,367 shares and 184,219 shares, respectively, were issued pursuant to the ESPP. As of June 30, 2023, total unrecognized compensation expense related to the ESPP was approximately $0.1 million and is expected to be recognized over approximately 0.4 years.

Restricted Stock Units
The following table summarizes RSU and PRSU activity during the six months ended June 30, 2023:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,223,871	$1.47
RSUs and PRSUs granted	1,355,817	1.01
RSUs and PRSUs vested	(297,948)	1.10
RSUs and PRSUs canceled	(32,342)	1.46
Outstanding at June 30, 2023	2,249,398	$1.24
The weighted-average grant date fair value of RSUs and PRSUs granted by the Company during the six months ended June 30, 2022 was $0.83 per share. The total fair value of RSUs and PRSUs vested during the six months ended June 30, 2023 and 2022 was approximately $0.3 million and $1.0 million, respectively.
At June 30, 2023, estimated unrecognized compensation expense related to RSUs and PRSUs granted was approximately $2.3 million.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	8,099,624	$2.78	6.65	$48
Options granted	3,013,558	1.03
Options exercised	(16,250)	0.83
Options canceled	(156,935)	1.92
Outstanding at June 30, 2023	10,939,997	$2.31	7.19	$891
Vested and expected to vest at June 30, 2023	10,939,997	$2.31	7.19	$891
Exercisable at June 30, 2023	6,529,451	$3.06	5.80	$328
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the six months ended June 30, 2023 and 2022 was $0.72 and $0.51 per share, respectively.
As of June 30, 2023, total unrecognized share-based compensation expense related to unvested stock options was approximately $3.5 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.
Stock-based compensation expense recognized for RSUs, PRSUs, stock options, and the ESPP has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$433	$468	$800	$923
General and administrative	362	384	635	1,267
Total	$795	$852	$1,435	$2,190

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
The Company’s Retained Rights. As of June 30, 2023, the Company retained the exclusive right to develop, register and commercialize the Mundipharma Licensed Product, Subcutaneous Product and Other Products in Japan, or the Company Territory, and Mundipharma has granted the Company certain licenses under Mundipharma-controlled technology and jointly-developed technology to develop, register and commercialize Mundipharma Licensed Product, Subcutaneous Product and Other Products in the Company Territory and to manufacture such products and rezafungin worldwide.
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
Revenue Recognition
As of June 30, 2023, the Company determined the transaction price is equal to the up-front fee of $30.0 million, plus the research and development funding of $31.2 million, plus milestones achieved of $13.9 million. The common stock issued pursuant to the Mundipharma Stock Purchase Agreement was determined to be issued at fair market value after applying a lack of marketability discount as Mundipharma received restricted shares. Therefore, no additional premium or discount was allocated to the transaction price of the Mundipharma Collaboration Agreement for the share issuance. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Mundipharma Collaboration Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Mundipharma during September 2019, therefore the Company recognized the revenue related to this performance obligation in the amount of $17.9 million in September 2019 as collaboration revenue in its condensed consolidated statements of operations and comprehensive loss.
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
Milestone Payments. In November 2020, the Company achieved a $11.1 million milestone under the Mundipharma Collaboration Agreement, which is recorded as long-term deferred revenue as of June 30, 2023 because the rights to consideration is not expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. In December 2021 and August 2022, the Company achieved milestones of $2.8 million and $11.1 million, respectively, under the Mundipharma Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as deferred revenue at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones in January 2022 and September 2022, respectively. The Company determined that as of June 30, 2023, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these milestone payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2023 and 2022.
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
As part of a recent prioritization of its R&D business, in July 2023 Janssen disclosed its intention to discontinue internal development of multiple product candidates in its infectious disease pipeline, including JNJ-0953 (CD388). However, Janssen has not informed the Company of any intention to terminate the agreement between the two parties.

Revenue Recognition
As of June 30, 2023, the Company determined the transaction price is equal to the up-front fee of $27.0 million, plus the research and development funding of $50.6 million, plus a milestone achieved of $3.0 million. The transaction price includes the total estimated costs related to research and development and clinical supply services, which can increase or decrease as costs to continue the research and development efforts become known. No revenue was reversed due to the change in transaction price as revenue is recognized based on actual amounts billed. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Janssen Collaboration Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
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
Milestone Payments. In March 2022, the Company achieved a $3.0 million milestone under the Janssen Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with the milestone has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as deferred revenue at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for this milestone in May 2022. The Company determined that as of June 30, 2023, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these milestone payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2023 and 2022.
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
Revenue Recognition
As of June 30, 2023, the Company determined the transaction price is equal to the up-front fee of $30.0 million, plus a milestone achieved of $20.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Melinta License Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Melinta in August 2022, therefore the Company recognized the revenue related to this performance obligation in the amount of $25.9 million in August 2022 as collaboration revenue in its condensed consolidated statements of operations and comprehensive loss.

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
Clinical Supply Services. The Company’s obligation to supply rezafungin for ongoing clinical development in the Melinta Territory represents a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services is best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services. Revenue related to the clinical supply services performance obligation recognized during the three and six months ended June 30, 2023 was immaterial.
Milestone Payments. In March 2023, the Company achieved a $20.0 million milestone under the Melinta License Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with the milestone has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as deferred revenue at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for this milestone in April 2023. The Company determined that as of June 30, 2023, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these milestone payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2023.
Costs to Obtain a Contract with a Customer
The Company incurred costs to a third party to obtain the Melinta License Agreement and capitalized $2.0 million upon execution of the Melinta License Agreement, and capitalized an additional $0.5 million upon achievement of a milestone, in accordance with ASC 340. The Company incurred these costs in connection with all the performance obligations identified in the Melinta License Agreement and allocated the capitalized contract costs to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. Amortization during the three and six months ended June 30, 2023 was immaterial and $0.5 million, respectively, and is included within general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023, the remaining balance of the asset recognized from costs to obtain the Melinta License Agreement was $0.2 million.
Contract Liabilities
The following table presents a summary of the activity in the Company’s contract liabilities (recorded as deferred revenue on the balance sheet) pertaining to the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement during the six months ended June 30, 2023 (in thousands):

Opening balance, December 31, 2022	$35,139
Payments received in advance	1,853
Payments receivable	—
Revenue from performance obligations satisfied during reporting period	(4,466)
Closing balance, June 30, 2023	$32,526

Current portion of deferred revenue	$14,975
Long-term portion of deferred revenue	17,551
Total deferred revenue, June 30, 2023	$32,526

As of June 30, 2023, the aggregate transaction price allocated to performance obligations that are unsatisfied is $12.6 million, $9.5 million, and $4.6 million under the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively. These amounts are expected to be recognized over 2.5 years, 1.0 year, and 2.5 years which represent the remaining research periods under the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively.
As of June 30, 2023, the Company recorded $0.2 million and $5.3 million in accounts receivable associated with the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement, respectively. As of December 31, 2022, the Company recorded $0.2 million and $5.6 million in accounts receivable associated with the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement, respectively.
The following table presents our contract revenues disaggregated by collaborator and timing of revenue recognition (in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Mundipharma	Janssen	Melinta	Mundipharma	Janssen	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property - upon milestone achieved	$—	$—	$—	$—	$—	$17,257
Clinical Drug Supply	26	—	—	26	—	—
Over Time:
Research and Development Services	1,636	5,209	317	3,320	10,732	1,451
Clinical Supply Services	240	186	—	240	578	—
Total Revenue from Collaboration and License Agreements	$1,902	$5,395	$317	$3,586	$11,310	$18,708

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Mundipharma	Janssen	Melinta	Mundipharma	Janssen	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property - upon milestone achieved	$—	$—	$—	$—	$816	$—
Over Time:
Research and Development Services	1,746	2,629	—	4,020	4,985	—
Clinical Supply Services	177	1,664	—	429	3,075	—
Total Revenue from Collaboration and License Agreements	$1,923	$4,293	$—	$4,449	$8,876	$—
9. COMMITMENTS AND CONTINGENCIES
Lease Obligations
On April 20, 2023, the Company entered into a seventh amendment to its lease with Nancy Ridge Technology Center, L.P. which extended the term of the lease by an additional 36 months and increases the base rent to $133,371 per month effective January 1, 2024, subject to 4% increases every January. The lease expires on December 31, 2026 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. As of June 30, 2023, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. The incremental borrowing rate used in measuring the Company’s lease liability was 12.0%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating lease as of June 30, 2023 (in thousands):

2023	$641
2024	1,600
2025	1,665
2026	1,731
Total undiscounted operating lease payments	$5,637
Less: Imputed interest	(1,094)
Present value of lease payments	$4,543
The balance sheet classification of the Company’s operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$4,388

Current portion of lease liability	$942
Long-term lease liability	3,601
Total operating lease liability	$4,543
As of June 30, 2023, the weighted average remaining lease term was 3.5 years.
Cash paid for amounts included in the measurement of operating lease liabilities was $0.7 million for the six months ended June 30, 2023 and 2022.
Operating lease costs were $0.8 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. These costs are primarily related to the Company’s operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
10. INCOME TAXES
The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to net loss before taxes to calculate income tax expense. When applicable, the income tax provision also includes adjustments for discrete tax items. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period. For the three and six months ended June 30, 2023, the Company recognized an income tax expense of $0.1 million resulting in effective tax rates of -1.22% and -1.66%, respectively. The effective tax rate for the three and six months ended June 30, 2023 varies from the U.S. federal statutory rate of 21% primarily due to the change in the valuation allowance against net deferred tax assets and tax benefits relating to research and development tax credits.
Current year tax expense is primarily the result of capitalized Internal Revenue Code, or IRC, Section 174 research and development expenditures, effective January 1, 2022, creating taxable income which can be partially offset with net operating losses and credits that are limited in use by IRC Sections 382 and 383.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or our Quarterly Report, and our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 23, 2023.
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
OVERVIEW
We are a biotechnology company focused on the discovery, development and commercialization of immunotherapeutics designed to transform the standard of care for patients facing serious diseases. Our first commercially approved product is REZZAYOTM (rezafungin for injection) which is indicated for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. On July 31, 2023, Melinta Therapeutics, LLC, or Melinta, initiated the commercial launch of REZZAYO in the U.S.
Our primary focus now is applying our Cloudbreak® platform to develop a potential new class of drugs called drug-Fc conjugates, or DFCs, for the prevention and treatment of serious diseases. This technology couples potent inhibitors to a human antibody fragment to create DFCs designed to inhibit multiple disease targets. Our most advanced DFC program is CD388, a highly potent antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza, which is in Phase 1 and Phase 2a clinical trials. Additional programs are targeting multiple oncology and autoimmune indications.
Cloudbreak Platform
We believe our Cloudbreak platform has the potential to offer a fundamentally new approach to prevent and treat serious diseases, by developing product candidates designed to provide potent disease targeting activity and immune system engagement in a single long-acting molecule. Because serious disease often results when a pathogen or cancer cell evades or overcomes the host immune system, our Cloudbreak DFC candidates are designed to counter diseases in two ways: prevention of disease proliferation or immune evasion by directly targeting and, where applicable, by focusing the immune system on a pathogen or infected cell. We believe this is a potentially transformative approach, distinct from current therapies, including antibody drug conjugates, or ADCs, monoclonal or multispecific antibodies and vaccines. In addition, DFCs are designed to have several advantages, including:
•Multivalent binding which has the potential to increase potency;
•Ability to engage different targets to serve as a “drug cocktail” in a single molecule, which may improve response to treatment and prevention; and
•Potential advantages over vaccines irrespective of the immune status of patients.
DFCs are fundamentally different from ADCs: DFCs are biologically stable drug-Fc conjugates designed to engage extracellular targets, while ADCs are designed to enter target cells to deliver and release cytotoxic small molecule drugs. In contrast to ADCs and monoclonal antibodies, DFCs are smaller, providing the potential for better tissue penetration and are designed to target multiple sites. Unlike small molecules, we believe DFC optimization can be focused primarily on potency.

Our lead Cloudbreak candidate for the prevention of influenza is CD388, a DFC in a Phase 2a clinical trial. Our lead oncology DFC is CD421, a development candidate targeting CD73 for the treatment of solid tumors, which is in investigational new drug application, or IND, -enabling studies.
Cloudbreak Influenza Program
In September 2020, we nominated CD388, our influenza DFC, as a development candidate. We submitted an IND for CD388 in December 2021 and initiated a Phase 1 trial (NCT05285137) in March 2022. The Phase 1 trial is a randomized, double-blind, dose-escalation study to determine the safety, tolerability and pharmacokinetics of intramuscular and subcutaneous administration of CD388 in healthy subjects. Enrollment of all six planned cohorts has been completed and follow-up is ongoing. In addition, a separate Phase 1 Japanese bridging study (NCT05619536) has been initiated and enrollment has been completed.
In September 2022, we initiated a Phase 2a trial (NCT05523089) to evaluate the pre-exposure prophylactic activity of CD388 against influenza virus. The Phase 2a trial, which dosed its first healthy volunteer in September 2022, is a single-center, randomized, double-blind, placebo-controlled, proof-of-concept study to assess the prophylactic antiviral activity, safety, tolerability and pharmacokinetics of CD388 against influenza via a human viral challenge (influenza) model. Multiple dose levels of CD388 will be evaluated in volunteers who will receive a single administration of CD388 or placebo prior to influenza viral challenge. Enrollment has now been completed. Final results of the Phase 2a study are expected later in 2023.
In December 2022, we received the first United States, or U.S., patent for CD388. The patent includes claims directed to the composition of matter of CD388. The patent is projected to expire in 2039 plus any available patent term extension.
In June 2023, the U.S. Food and Drug Administration, or FDA, granted Fast Track designation to CD388 for the prevention of influenza A and B infection in adults who are at high risk of influenza complications due to underlying immunodeficiency and may not mount an adequate response to influenza vaccine or are at high risk of severe influenza despite influenza vaccination, including those for whom vaccines are contraindicated. Fast Track designation aims to facilitate the development and expedite the review of drugs to treat serious conditions with unmet medical needs. The purpose is to get important new drugs to patients earlier. Companies that are granted this designation are given the opportunity for more frequent interactions with the FDA, and, if relevant criteria are met, eligibility for Priority Review.
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
Under the terms of the Janssen Collaboration Agreement, we are collaborating in the research, preclinical and early clinical development of CD388, under a mutually-agreed research plan with the objective of advancing development through Phase 1 clinical trials and the first Phase 2a clinical trial. We are responsible for performing all IND-enabling nonclinical studies and early-stage clinical trials under the research plan. Both parties are responsible for conducting certain specified chemistry, manufacturing and controls development activities under the research plan. Janssen is solely responsible, and reimburses us for internal personnel and out-of-pocket costs incurred in performing the research plan activities in accordance with an agreed budget. As part of a recent prioritization of its R&D business, in July 2023 Janssen disclosed its intention to discontinue internal development of multiple product candidates in its infectious disease pipeline, including JNJ-0953 (CD388). However, Janssen has not informed us of any intention to terminate the agreement between the two parties. We continue to work in collaboration with Janssen to complete the Phase 1 and Phase 2a clinical trials and will be reimbursed for all ongoing development activities by Janssen as per the Janssen Collaboration Agreement.
Within 90 days after we deliver the complete CD388 Phase 2a data package to Janssen, Janssen is required to notify us whether it will proceed with further clinical development and commercialization of CD388. If Janssen delivers an Election to Proceed, it is obligated at its sole expense to diligently continue development and commercialization either itself or through a third party to whom it sublicenses or assigns the rights. If Janssen sublicenses or assigns the rights to a third party, then all terms under the current Janssen Collaboration Agreement will survive without modification. Should Janssen not provide an Election to Proceed within the 90-day period, we would have the right to terminate the agreement and retain the CD388 program, including all data and materials funded by Janssen’s investment in the program.
Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid us an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we were eligible for reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting research plan activities. As of June 30, 2023, we have received the $27.0 million up-front payment, $36.1 million in research and development reimbursements, and a $3.0 million milestone payment.
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

The European Medicines Agency, or EMA, accepted the marketing authorization application, or MAA, for rezafungin in August 2022 and it is currently under review. We expect an EMA decision by the end of 2023.
REZZAYO Commercialization in the U.S. by Melinta
On July 31, 2023, Melinta initiated the commercial launch of REZZAYO in the U.S.
ReSPECT Phase 3 clinical trial
We are currently conducting the ReSPECT, single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial (NCT04368559) in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly out to 90 days, is being compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for this trial for the FDA and EMA is fungal-free survival at Day 90. We expect this trial to enroll approximately 462 patients, and over 50% of patients have been enrolled thus far. While the ReSPECT trial remains open for enrollment, we continue to monitor the impact of COVID-19 on the ability of our clinical investigators to recruit patients at each of our global clinical trial sites. The study is currently enrolling in the European Union, or EU, Canada and the U.S. and we expect the trial to be completed by the end of 2024.
Melinta License Agreement
On July 26, 2022, we entered into a License Agreement with Melinta, or the Melinta License Agreement, under which we granted Melinta an exclusive license to develop and commercialize products that contain or incorporate rezafungin in the U.S.
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
The total potential transaction value of the Melinta License Agreement is $460.0 million, including a $30.0 million upfront payment and up to $430.0 million in regulatory and commercial milestones. In addition, we are eligible to receive tiered royalties on U.S. sales in the low double digits to mid-teens. As of June 30, 2023, we have received the $30.0 million up-front payment and a $20.0 million milestone payment.
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
As of June 30, 2023, we have received $9.0 million from the sale of our equity to Mundipharma, a $30.0 million up-front payment, $31.2 million in global development funding, and $25.1 million in milestone payments (including an $11.1 million milestone payment creditable against future royalties payable to us).
Compliance with Nasdaq Listing Requirements
On February 9, 2023, we received formal notice from The Nasdaq Stock Market, LLC, or Nasdaq, Hearings Panel, or the Panel, stating that we have regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2), subject to a discretionary Panel Monitor until November 9, 2023.
Impact of the COVID-19 Pandemic and Other Macroeconomic Conditions
Our business is subject to various trends, events or uncertainties that are reasonably likely to cause our reported financial information not to be necessarily indicative of future operating results or of future financial condition. The COVID-19 pandemic delayed our conduct of clinical trials and other key activities and there is uncertainty regarding the potential resurgence of COVID-19. Adopting a work-from-home policy has increased the complexity of our computer systems, making them inherently more vulnerable to service interruption or destruction, malicious intrusion and random attack. While we have not experienced significant disruptions to our manufacturing supply chain or distribution to date, we are unable to fully assess the potential impact that an extended duration of this pandemic may have on our manufacturing or distribution processes in the future.
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
Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of June 30, 2023, we had an accumulated deficit of $416.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
In connection with the preparation of our financial statements for the three and six month periods ended June 30, 2023, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for a period of one year from the issuance of these condensed consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
FINANCIAL OPERATIONS OVERVIEW
Revenues
To date, we have generated all of our revenues from our strategic partnerships with Mundipharma and Janssen, and our license agreement with Melinta. In the future, we may generate revenue from a combination of license fees and other upfront payments, other funded research and development agreements, milestone payments, product sales, government and other third-party funding and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of nonclinical, clinical, regulatory and commercialization milestones, the timing and amount of payments relating to such milestones and the extent to which our products are approved and successfully commercialized. If we are unable to fund our development costs or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
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

We may receive potential research and development funding through a partnership from the National Institute of Allergy and Infectious Diseases. We have evaluated the terms of the grants to assess our obligations and the classification of funding received. Amounts received for funded research and development are recognized in the condensed consolidated statements of operations and comprehensive loss as a reduction to research and development expense over the grant period as the related costs are incurred to meet our obligations.
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
•the duration of patient follow-up;
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rezafungin	$6,398	$6,669	$13,659	$18,790
Cloudbreak platform	6,171	3,724	12,826	6,482
Personnel costs	3,979	4,246	8,291	8,860
Other research and development expenses	587	616	1,074	1,289
Total research and development expenses	$17,135	$15,255	$35,850	$35,421
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
We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents. Interest expense represents interest paid related to term loans and the amortization of debt issuance costs.
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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Collaboration revenue	$7,614	$6,216	$1,398
Research and development expense	17,135	15,255	1,880
General and administrative expense	3,310	4,074	(764)
Other income (expense), net	623	(6)	629
Income tax expense	(149)	—	(149)
Collaboration revenue
Collaboration revenue was $7.6 million for the three months ended June 30, 2023 and $6.2 million for the three months ended June 30, 2022. Revenue for the three months ended June 30, 2023 relates to ongoing research and development and clinical supply services provided to Mundipharma, Janssen and Melinta of $1.9 million, $5.4 million and $0.3 million, respectively.
Revenue for the three months ended June 30, 2022 relates to the achievement of a milestone and ongoing research and development and clinical supply services provided to Mundipharma and Janssen of $1.9 million and $4.3 million, respectively.
Research and development expenses
Research and development expenses were $17.1 million for the three months ended June 30, 2023 and $15.3 million for the three months ended June 30, 2022. The increase in research and development expenses is primarily due to higher clinical expenses associated with our Cloudbreak platform, offset by lower clinical expenses associated with the rezafungin clinical trials and lower personnel costs.
General and administrative expenses
General and administrative expenses were $3.3 million for the three months ended June 30, 2023 and $4.1 million for the three months ended June 30, 2022. The decrease in general and administrative expenses is primarily due to lower consulting, personnel and legal costs.
Other income (expense), net
Other income during the three months ended June 30, 2023 related primarily to interest income generated from cash held in interest-bearing accounts. Other expense during the three months ended June 30, 2022 related primarily to interest expense in connection with our loan from Pacific Western Bank, offset by interest income generated from cash held in interest-bearing accounts.
Income tax expense
Income tax expense for the three months ended June 30, 2023 is primarily the result of capitalized Internal Revenue Code, or IRC, Section 174 research and development expenditures, effective January 1, 2022, creating taxable income which can be partially offset with net operating losses and credits that are limited in use by IRC Sections 382 and 383.

Comparison of the six months ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Collaboration revenue	$33,604	$13,325	$20,279
Research and development expense	35,850	35,421	429
General and administrative expense	7,608	9,278	(1,670)
Other income (expense), net	855	(26)	881
Income tax expense	(149)	—	(149)
Collaboration revenue
Collaboration revenue was $33.6 million for the six months ended June 30, 2023 and $13.3 million for the six months ended June 30, 2022. Revenue for the six months ended June 30, 2023 relates to the achievement of a milestone and ongoing research and development and clinical supply services provided to Mundipharma, Janssen and Melinta of $3.6 million, $11.3 million and $18.7 million, respectively.
Revenue for the six months ended June 30, 2022 relates to the achievement of a milestone and ongoing research and development and clinical supply services provided to Mundipharma and Janssen of $4.4 million and $8.9 million, respectively.
Research and development expenses
Research and development expenses were $35.9 million for the six months ended June 30, 2023 and $35.4 million for the six months ended June 30, 2022. The increase in research and development expenses is primarily due to higher clinical expenses associated with our Cloudbreak platform, offset by lower clinical expenses associated with the rezafungin clinical trials and lower consulting and personnel costs.
General and administrative expenses
General and administrative expenses were $7.6 million for the six months ended June 30, 2023 and $9.3 million for the six months ended June 30, 2022. The decrease in general and administrative expenses is primarily due to lower consulting, personnel and legal costs, offset by higher amortization of contract costs related to obtaining the Melinta License Agreement.
Other income (expense), net
Other income during the six months ended June 30, 2023 related primarily to interest income generated from cash held in interest-bearing accounts. Other expense during the six months ended June 30, 2022 related primarily to interest expense in connection with our loan from Pacific Western Bank, offset by interest income generated from cash held in interest-bearing accounts.
Income tax expense
Income tax expense for the six months ended June 30, 2023 is primarily the result of capitalized Internal Revenue Code, or IRC, Section 174 research and development expenditures, effective January 1, 2022, creating taxable income which can be partially offset with net operating losses and credits that are limited in use by IRC Sections 382 and 383.
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
On November 8, 2018, we entered into the controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. As of June 30, 2023, the remaining capacity under the Sales Agreement was $37.1 million.
In March 2023, we issued shares of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings, for gross proceeds of approximately $19.5 million.
Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2026 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to the Company. As of June 30, 2023, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments are $5.6 million as of June 30, 2023.
As discussed further below, we believe that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months, or beyond. There are many factors that could impact our operating cash flow, most notably achievement of milestones under our Mundipharma Collaboration Agreement, Janssen Collaboration Agreement and Melinta License Agreement. Our current cash balance and eligibility to potentially receive non-dilutive capital of up to approximately $47.1 million in development and regulatory milestones from our existing partnerships, contingent on successful completion of activities planned over the next eighteen months, has the potential to extend our cash runway in the near-term. There can be no assurance that we will be successful in completing all or part of the activities planned over the next twelve months which may adversely impact and reduce the amount of non-dilutive capital that we are eligible to receive from these activities.
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

As of June 30, 2023, we had $50.4 million in cash and cash equivalents. The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(8,076)	$(35,444)
Investing activities	(201)	(100)
Financing activities	25,976	(1,722)
Net increase (decrease) in cash and cash equivalents	$17,699	$(37,266)
Operating activities
Net cash used in operating activities was $8.1 million for the six months ended June 30, 2023, compared to net cash used in operating activities of $35.4 million for the six months ended June 30, 2022. Cash used in operating activities for the six months ended June 30, 2023 was primarily attributable to a net loss of $9.1 million.
Cash used in operating activities for the six months ended June 30, 2022 was primarily attributable to a net loss of $31.4 million.
For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our investing activities during the six months ended June 30, 2023 and 2022 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the six months ended June 30, 2023 primarily consisted of (i) net proceeds of $17.3 million from the sale of 11,086,000 shares of common stock and 286,000 shares of Series X Convertible Preferred Stock pursuant to concurrent but separate underwritten public offerings and (ii) net proceeds of $8.7 million from the sale of 6,231,741 shares of common stock under the Sales Agreement, after deducting placement agent fees.
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
As of June 30, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
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
•We depend heavily on the success of rezafungin and CD388, which are currently in Phase 1 and Phase 2a clinical development, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.
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
•Any of our product candidates that receive marketing approval may fail to achieve the degree of market acceptance by physicians, patients, formulary committees, third-party payors and others in the medical community necessary for commercial success.
•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•We may not be successful in our efforts to identify, discover, and develop potential product candidates through our Cloudbreak platform or otherwise.
•We need substantial additional funding to complete the development of rezafungin and to advance CD388, CD421 and our other Cloudbreak programs.
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
•Any product candidate for which we obtain marketing approval could be subject to marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.
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
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of rezafungin and CD388, which are currently in Phase 1 and Phase 2a clinical development, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.*
We are currently conducting two Phase 3 clinical trials of rezafungin. We have completed the ReSTORE trial and conducted the primary analyses required for approval in U.S. and Europe but are continuing to enroll and treat patients in China to support Chinese regulatory filings. We also continue to enroll patients in the ReSPECT trial, which is designed to assess the safety and efficacy of rezafungin for the prevention of serious fungal infections in patients undergoing blood and marrow transplants. The U.S. Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for rezafungin for the treatment of candidemia and invasive candidiasis in adults with limited or no treatment options, in March 2023. Even though rezafungin has been approved for the treatment indication, we may not be successful in obtaining approval for a supplemental New Drug Application, or sNDA, for the expanded prophylaxis indication. In addition, the European Medicines Agency, or EMA, may not approve rezafungin for any indication. The ReSPECT trial is currently enrolling globally.
We received IND clearance for CD388, our DFC for prevention and treatment of influenza, from the FDA in March 2022 and subsequently initiated a Phase 1 clinical trial. In September 2022, we initiated a Phase 2a trial of CD388 to evaluate the pre-exposure prophylactic activity of CD388 against influenza virus and a separate Phase 1 Japanese bridging study has been initiated. We are also conducting in vitro and in vivo preclinical studies of other product candidates from our Cloudbreak program for viral infections and oncology indications. Our assumptions about why rezafungin and CD388 are worthy of continued development, as well as our assumptions about the markets for rezafungin, CD388 or any other potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of European marketing approval for rezafungin and any marketing approval for CD388, and the regulatory paths for marketing approval for additional products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin, CD388 and any other product candidates we may develop will depend on many factors, including the following:
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

If clinical trials for rezafungin, CD388, CD421 or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A delay in starting or completing our clinical trials would materially impact our timelines and our ability to complete development of our product candidates in a timely manner or at all. For example, our entire rezafungin clinical development program has been severely impacted by the effects of COVID-19. Additionally, our ability to complete our rezafungin Phase 3 development program is dependent on our ability to secure adequate additional funding.
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
In support of the global effort to identify effective therapeutics to treat and prevent the COVID-19 coronavirus we have expended financial resources to identify DFCs which may be effective in this area. In addition, we have recently expended financial resources on identification of DFCs targeting multiple potentially synergistic oncology targets. We have limited experience in identification and nonclinical and clinical testing of oncology therapeutics. Our resource allocation decisions may not result in us identifying valuable products or may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for a particular product candidate or opportunity, we may relinquish valuable rights to that product candidate or opportunity through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or opportunity.
Any of our product candidates that receive marketing approval may fail to achieve the degree of market acceptance by physicians, patients, formulary committees, third-party payors and others in the medical community necessary for commercial success.*
Any of our product candidates that receive marketing approval may nonetheless fail to gain sufficient market acceptance by hospitals and hospital pharmacies, physicians, patients, third-party payors and others in the medical community for us to achieve commercial success. If our product candidates do not achieve an adequate level of acceptance, we may not generate sufficient product revenue to become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
Product liability lawsuits against us could cause us to incur substantial liabilities and could limit the commercialization of any product candidates we may develop.*
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and we face an even greater risk for our products that receive marketing approval. If we cannot successfully defend ourselves against claims that our product candidates and products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
Research programs to identify new product candidates require substantial technical expertise and human resources. For example, we have limited experience with the use of the Cloudbreak platform applied to viral pathogens and oncology targets. A failure to optimize our expertise using the Cloudbreak platform for the development of our Cloudbreak program may limit our ability to successfully advance this program and identify future product candidates. Research programs to identify new product candidates also require substantial financial resources. We may choose to expend our financial resources on potential product candidates that ultimately prove to be unsuccessful. For example, we have expended financial resources to identify therapeutics to treat or prevent the COVID-19 coronavirus, and we may be unsuccessful in identifying such a DFC. If we are unable to identify successful product candidates from our Cloudbreak platform for preclinical and clinical development, we will have spent financial resources on programs that did not yield viable products and therefore generate product revenue, which would harm our financial position and adversely impact our stock price.
Risks Related to Our Financial Position and Need for Additional Capital
We need substantial additional funding to complete the development of rezafungin and to advance CD388, CD421 and our other Cloudbreak programs.*
In connection with the preparation of our financial statements for the period ended June 30, 2023, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance CD388, CD421 and other product candidates from our other Cloudbreak programs is also dependent on our ability to obtain additional funding.
On September 3, 2019, we entered into the Mundipharma Collaboration Agreement, pursuant to which we granted Mundipharma exclusive commercialization rights to rezafungin outside the U.S. and Japan in exchange for a $30.0 million upfront payment, near-term funding to support the global Phase 3 ReSTORE and ReSPECT trials, and the potential to receive development, regulatory and commercial milestone payments and double-digit royalties in the teens on tiers of annual net sales. The Mundipharma Collaboration Agreement requires, among other things, that we complete the rezafungin development program. On March 31, 2021, we entered into the Janssen Collaboration Agreement, to develop and commercialize our Cloudbreak DFCs for the prevention and treatment of seasonal and pandemic influenza. Under the collaboration, we will be responsible for the development and manufacturing of the first influenza DFC, CD388, into the clinic and through Phase 2 clinical development, and Janssen will be responsible for late-stage development, manufacturing, registration and global commercialization. We received an upfront payment of $27.0 million. Janssen will fund all future research, development, manufacturing and commercialization for CD388, of which Janssen has funded $36.1 million as of June 30, 2023. On July 26, 2022, we entered into the Melinta License Agreement, pursuant to which we granted Melinta an exclusive license to develop, register and commercialize rezafungin in the U.S. in exchange for a $30.0 million upfront payment and the potential to receive regulatory and commercial milestone payments and tiered royalties on U.S. sales in the low double digits to mid-teens. The Melinta License Agreement requires, among other things, that we complete the rezafungin development program. Our ability to meet our development obligations under the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement depends on our ability to obtain additional funding.
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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of June 30, 2023, we had cash and cash equivalents of $50.4 million.
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
In September 2019, we issued $9.0 million of our common stock to Mundipharma in connection with entering into the Mundipharma Collaboration Agreement. In February 2020, we issued $30.0 million of our common stock and Series X

Convertible Preferred Stock upon the closing of a rights offering. In October 2021, we issued $38.5 million of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings. In March 2023, we issued shares of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings, for gross proceeds of $19.5 million. As of June 30, 2023, we have issued 20,769,854 shares of common stock pursuant to the Sales Agreement with an aggregate offering price of approximately $41.1 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma, the sale of our common stock and Series X Convertible Preferred Stock issued in our rights offering, the sale of our common stock and Series X Convertible Preferred Stock in our concurrent underwritten public offerings or the sale of common stock under the Sales Agreement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
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
We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*
Since our inception, we have incurred significant operating losses. We had net loss of $9.1 million and $31.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $416.1 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement. We are currently conducting the ReSPECT and ReSTORE China Phase 3 clinical trials of rezafungin, Phase 1 and Phase 2a studies of CD388, and preclinical studies of our other DFCs, including CD421. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
We have no history of commercializing pharmaceutical products, which may make it difficult for you to evaluate the prospect for our future viability.*
We have not yet demonstrated an ability to conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product from the time it is discovered to when it is commercially available. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had product candidates in advanced clinical trials.
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
•could be involved in a business combination and the continued pursuit and emphasis on rezafungin could be delayed, diminished or terminated; and
•could be financially impacted by inflation or bank failures.

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
On March 31, 2021, we licensed the exclusive worldwide rights to CD388 and other influenza DFCs to Janssen. Our ability to complete the development of CD388 is dependent, on funds provided by Janssen. Under the Janssen Collaboration Agreement, following receipt of the Phase 2a Human Challenge Study data, Janssen must decide whether it will elect to proceed with further development of CD388. There can be no assurance that Janssen will elect to proceed despite the interim Phase 2a data that was announced in March 2023. If Janssen declines to proceed with development, no further milestones or royalties will be payable under the agreement. As part of a recent prioritization of its R&D business, in July 2023 Janssen disclosed its intention to discontinue internal development of multiple product candidates in its infectious disease pipeline, including JNJ-0953 (CD388). However, Janssen has not informed us of any intention to terminate the agreement between the two parties.
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
•could be involved in a business combination and the continued pursuit and emphasis on CD388 could be delayed, diminished or terminated; and
•could be financially impacted by inflation or bank failures.
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
Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters
If we are unable to take full advantage of regulatory programs designed to expedite drug development or provide other incentives, our development programs may be adversely impacted.*
There are a number of incentive programs administered by the FDA and other regulatory bodies to facilitate development of drugs in areas of unmet medical need. In the U.S., rezafungin has been designated a Qualified Infectious Disease Product, or QIDP, a Fast Track product, and, with respect to the indication for treatment of candidemia and invasive candidiasis, rezafungin has also been designated as an orphan drug. In June 2023, CD388 also received Fast Track designation in the U.S. Our product candidates may not qualify for, or maintain, designations under these or other similar incentive programs. For example, rezafungin may not receive orphan drug designation in the U.S. for the prophylaxis indication. Our inability to fully take advantage of these incentive programs may require us to run larger trials, incur delays, lose opportunities that may not otherwise be available to us, lose marketing exclusivity for which we would otherwise be eligible and incur greater expense in the development of our product candidates.
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
If our information technology systems or sensitive data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.*
In the ordinary course of our business, we and the third parties upon which we rely, may collect, store, use, transmit, receive, generate, transfer, disclose, make accessible, protect, secure, dispose of, process, and share (collectively, processing) sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive information). As a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents.
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
We and the third parties upon which we rely are subject to a variety of threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), ransomware, viruses, worms, denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*
In the ordinary course of business, we process sensitive information, and as a result, we may be subject to numerous data privacy and security obligations, such as various, regulations, guidance, industry standards, external and internal privacy and security policies, contractual obligations, and other obligations related to privacy and security.
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
Additionally, the California Consumer Privacy Act of 2018, or CCPA, applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA also provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the CPRA. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states as well as at the federal and local levels. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside the United States, an increasing number of laws, regulations, and industry standards govern privacy and security. For example, the EU’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018) impose strict requirements for processing personal data. We also conduct clinical trials in China and may be subject to new and emerging data privacy regimes in China, including China’s Personal Information Protection Law, or PIPL, Cybersecurity Law, Data Security Law, Measures for Cybersecurity Review, Measures on the Security Assessment of Cross-border Data Transfer, and Measures for the Standard Contract on the Cross-border Transfer of Personal Information.
For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In addition, we may be unable to transfer personal data from Europe (including the EEA and UK), China, and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe, China and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. China also requires entities to rely on a transfer mechanism to lawfully transfer personal data overseas and ensure that the overseas data recipients can meet the same data protection standards as required under the PIPL. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK's international data transfer agreement/addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions (such as Europe), particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

Our employees and personnel may use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Any use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
We use AI and machine learning (“ML”) to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
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
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions (including in relation to clinical trials); limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. Under the new Drug Price Negotiation Program, the number of drugs subject to price negotiation will be 10 Part D drugs for 2026, another 15 Part D drugs for 2027, another 15 Part D and Part B drugs for 2028, and another 20 Part D and Part B drugs for 2029 and later years. These drugs will be selected from among the 50 drugs with the highest total Medicare Part D spending and the 50 drugs with the highest total Medicare Part B spending. The number of drugs with negotiated prices available will accumulate over time. The IRA permits HHS to implement many of the statutory provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.
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
Risks Related to Ownership of our Common Stock
The price of our stock may be volatile, and you could lose all or part of your investment.*
The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:
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
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 90,251,746 shares of common stock outstanding as of June 30, 2023. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*
Under current law, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of capital raising and other transactions that have occurred since our inception in 2012, we have identified several ownership changes that will impact our ability to utilize our net operating losses and credit carryforwards. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $185.3 million, portions of which will begin to expire in 2035, and which could be limited if we experience an “ownership change.” In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
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
Our operations are vulnerable to interruption by natural disasters, power loss, terrorist activity, public health crisis, pandemic diseases and other events beyond our control, the occurrence of which could materially harm our business.*
Businesses located in California have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power and any future blackouts could disrupt our operations. We are also vulnerable to a major earthquake, wildfire, inclement weather and other natural and man-made disasters and public health crisis and pandemic diseases, such as coronavirus, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of any such natural disaster, public health crisis or pandemic diseases and do not have an applicable recovery plan in place. In addition, if any of our third-party contract manufacturers are affected by natural disasters, such as earthquakes, power shortages or outages, floods, wildfire, public health crises, such as pandemics and epidemics, terrorism or other events outside of our control, our business and operating results could suffer. For example, as a result of the COVID-19 pandemic, we experienced significant disruptions in the conduct of our clinical trials and our general business operations as the result of various federal, state and local stay-at-home, shelter-in-place and quarantine measures. We carry only limited business interruption insurance that would compensate us for actual losses from interruption of our business that may occur and any losses or damages incurred by us in excess of insured amounts could cause our business to materially suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3.3(4)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

4.3(4)	Form of Common Stock Purchase Warrant for First Private Placement.

10.1(5)	Seventh Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated April 20, 2023.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q has been formatted in Inline

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 21, 2018.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on May 11, 2023.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: August 3, 2023	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Preetam Shah, Ph.D., MBA
Preetam Shah, Ph.D., MBA
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer and Principal Accounting Officer)