Form 10-Q
period 2023-09-30
Cidara Therapeutics, Inc.
filed 2023-11-02
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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
As of October 31, 2023, the registrant had 90,433,777 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	5
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures about Market Risk	46
Item 4. Controls and Procedures	46
PART II. OTHER INFORMATION	47
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 3. Defaults Upon Senior Securities	84
Item 4. Mine Safety Disclosures	84
Item 5. Other Information	84
Item 6. Exhibits	85
SIGNATURES	86

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,670	$32,731
Accounts receivable	2,855	5,833
Inventory	2,467	—
Prepaid expenses and other current assets	3,712	6,530
Total current assets	57,704	45,094
Property and equipment, net	580	222
Operating lease right-of-use asset	4,131	1,205
Other assets	1,053	1,072
Total assets	$63,468	$47,593

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,661	$1,447
Accrued liabilities	11,772	7,672
Accrued compensation and benefits	4,457	4,922
Current contract liabilities	14,679	14,614
Current portion of lease liability	1,051	1,317
Total current liabilities	35,620	29,972
Long-term contract liabilities	16,504	20,525
Long-term lease liability	3,306	—
Total liabilities	55,430	50,497
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022:
Series X Convertible Preferred Stock, $0.0001 par value; 4,947,759 shares authorized at September 30, 2023 and December 31, 2022; 2,156,713 shares issued and 2,104,472 shares outstanding at September 30, 2023; 1,870,713 shares issued and 1,818,472 shares outstanding and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 90,415,944 shares issued and outstanding at September 30, 2023 and 72,470,440 shares issued and outstanding at December 31, 2022	9	7
Additional paid-in capital	432,315	404,055
Accumulated deficit	(424,286)	(406,966)
Total stockholders’ equity (deficit)	8,038	(2,904)
Total liabilities and stockholders’ equity (deficit)	$63,468	$47,593
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenues:
Collaboration revenue	$11,250	$40,744	$44,854	$54,069
Product revenue	1,468	—	1,468	—
Total revenues	12,718	40,744	46,322	54,069
Operating expenses:
Cost of product revenue	387	—	387	—
Research and development	17,330	20,041	53,180	55,462
General and administrative	3,556	5,780	11,164	15,058
Total operating expenses	21,273	25,821	64,731	70,520
Income (loss) from operations	(8,555)	14,923	(18,409)	(16,451)
Other income, net:
Interest income, net	613	55	1,468	29
Total other income, net	613	55	1,468	29
Net income (loss) before income tax expense	(7,942)	14,978	(16,941)	(16,422)
Income tax expense	(230)	—	(379)	—
Net income (loss) and comprehensive income (loss)	(8,172)	14,978	(17,320)	(16,422)
Allocation of earnings to participating securities	—	(3,081)	—	—
Net income (loss) attributable to common stockholders	$(8,172)	$11,897	$(17,320)	$(16,422)
Basic net earnings (loss) per common share	$(0.09)	$0.17	$(0.20)	$(0.24)
Diluted net earnings (loss) per common share	$(0.09)	$0.17	$(0.20)	$(0.24)

Shares used to compute basic net earnings (loss) per common share	90,287,441	70,217,985	86,390,446	69,170,865
Shares used to compute diluted net earnings (loss) per common share	90,287,441	88,592,568	86,390,446	69,170,865

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Operating activities:
Net loss	$(17,320)	$(16,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,231	2,859
Non-cash operating lease expense	921	796
Depreciation and amortization	79	114
Amortization of costs to obtain a contract with a customer	53	1,772
Non-cash interest expense	—	1
Changes in assets and liabilities:
Accounts receivable	2,978	314
Inventory	(2,467)	—
Prepaid expenses, other current assets, and other assets	2,776	(1,662)
Accounts payable and accrued liabilities	6,204	(1,037)
Accrued compensation and benefits	(402)	(670)
Contract liabilities	(3,956)	7,314
Lease liabilities	(807)	(850)
Net cash used in operating activities	(9,710)	(7,471)

Investing activities:
Purchases of property and equipment	(327)	(109)
Net cash used in investing activities	(327)	(109)

Financing activities:
Proceeds from underwritten public offering, net of issuance costs	17,256	—
Proceeds from public offering of common stock, net of issuance costs	8,706	1,698
Proceeds from exercise of stock options	14	—
Issuance costs for underwritten public offering	—	(720)
Principal repayments of Term Loan	—	(2,593)
Net cash provided by (used in) financing activities	25,976	(1,615)
Net increase (decrease) in cash and cash equivalents	15,939	(9,195)
Cash and cash equivalents at beginning of period	32,731	62,273
Cash and cash equivalents at end of period	$48,670	$53,078

Supplemental disclosure of cash flows:
Interest paid	$—	$40
Income taxes paid	$651	$—
Non-cash investing activities:
Purchases of property and equipment, included in accounts payable and accrued liabilities	$178	$—
Right-of-use asset obtained in exchange for lease liability	$3,847	$—
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$63	$69
Proceeds from public offering of common stock, net of issuance costs, included in prepaid expenses, other current assets, and other assets	$—	$10

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Three and Nine Months Ended September 30, 2023
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	1,818,472	$—	72,470,440	$7	$404,055	$(406,966)	$(2,904)
Underwritten public offering, net of issuance costs	286,000	—	11,086,000	1	17,255	—	17,256
Public offering of common stock, net of issuance costs	—	—	6,158,799	1	8,621	—	8,622
Issuance of common stock for exercise of options	—	—	16,250	—	14	—	14
Issuance of common stock for restricted share units vested	—	—	293,073	—	—	—	—
Stock-based compensation	—	—	—	—	640	—	640
Net income	—	—	—	—	—	3,209	3,209
Balance, March 31, 2023	2,104,472	—	90,024,562	9	430,585	(403,757)	26,837
Public offering of common stock, net of issuance costs	—	—	60,942	—	76	—	76
Issuance of common stock for restricted share units vested	—	—	4,875	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	161,367	—	63	—	63
Stock-based compensation	—	—	—	—	795	—	795
Net loss	—	—	—	—	—	(12,357)	(12,357)
Balance, June 30, 2023	2,104,472	—	90,251,746	9	431,519	(416,114)	15,414
Issuance of common stock for restricted share units vested	—	—	164,198	—	—	—	—
Stock-based compensation	—	—	—	—	796	—	796
Net loss	—	—	—	—	—	(8,172)	(8,172)
Balance, September 30, 2023	2,104,472	$—	90,415,944	$9	$432,315	$(424,286)	$8,038

	Three and Nine Months Ended September 30, 2022
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	1,818,472	$—	67,863,674	$7	$398,733	$(377,167)	$21,573
Public offering of common stock, net of issuance costs	—	—	644,265	—	500	—	500
Issuance of common stock for restricted share units vested	—	—	541,308	—	—	—	—
Stock-based compensation	—	—	—	—	1,165	—	1,165
Net loss	—	—	—	—	—	(18,281)	(18,281)
Balance, March 31, 2022	1,818,472	—	69,049,247	7	400,398	(395,448)	4,957
Issuance of common stock for restricted share units vested	—	—	5,042	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	184,219	—	69	—	69
Stock-based compensation	—	—	—	—	852	—	852
Issuance costs for underwritten public offering	—	—	—	—	(720)	—	(720)
Net loss	—	—	—	—	—	(13,119)	(13,119)
Balance, June 30, 2022	1,818,472	—	69,238,508	7	400,599	(408,567)	(7,961)
Public offering of common stock, net of issuance costs	—	—	1,664,170	—	1,208	—	1,208
Issuance of common stock for restricted share units vested	—	—	278,519	—	—	—	—
Stock-based compensation	—	—	—	—	842	—	842
Net income	—	—	—	—	—	14,978	14,978
Balance, September 30, 2022	1,818,472	$—	71,181,197	$7	$402,649	$(393,589)	$9,067
See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on developing targeted therapies designed to save lives and improve the standard of care for patients facing serious diseases. The Company’s first commercially approved product in the United States, or U.S., is REZZAYOTM (rezafungin for injection) which is indicated for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. Melinta Therapeutics, LLC, or Melinta, is commercializing REZZAYO in the U.S. The Company’s proprietary Cloudbreak® platform enables development of novel drug-Fc conjugates, or DFCs, that inhibit specific disease targets while simultaneously engaging the immune system. The Company’s most advanced DFC program is CD388, a highly potent antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza, which is in Phase 1 and Phase 2a clinical trials. Additional programs are targeting multiple oncology and autoimmune indications.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At September 30, 2023, the Company had an accumulated deficit of $424.3 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At September 30, 2023, the Company had cash and cash equivalents of $48.7 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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

Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2023 and 2022.
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
Accounts Receivable
Accounts receivable is stated at the original invoice amount and consists of amounts due from customers related to milestones achieved, certain research and development and clinical supply costs subject to reimbursement under the collaboration and license agreements, royalties earned, and product sales. The Company records accounts receivables net of any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period of time. The Company did not record any credit losses as of September 30, 2023 or December 31, 2022.
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

Inventory is comprised of raw materials, work-in-process and finished goods, and includes costs related to materials, third-party contract manufacturing, freight-in and overhead. Inventory is stated at the lower of cost or net realizable value with cost based on the first-in-first-out method. The Company performs an assessment of recoverability of capitalized inventory during each reporting period based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life, and writes down any excess, obsolete or unsaleable inventory to its estimated realizable value in the period which the required reserve is first identified. Such write downs, should they occur, are charged to cost of product revenue in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2023, the Company did not identify any excess, obsolete or unsaleable inventory.
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

Collaboration Revenue
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
See Note 8 for additional information.

Product Revenue
In December 2022 and January 2023, the Company entered into separate Commercial Supply Agreements with Mundipharma and Melinta, respectively, for the batch supply of REZZAYO naked vials for commercial use. Under the Commercial Supply Agreements, Mundipharma and Melinta are required to submit purchase orders to the Company for batches of REZZAYO naked vials. The Company concluded that the delivery of each batch of REZZAYO naked vials and the related quality assessment certification represents a distinct performance obligation.
The transaction price to be recognized as revenue for each performance obligation under the Commercial Supply Agreements consists of variable consideration which is determined based on the estimated per vial costs, plus the contractually stated margin rate. The amounts recognized as revenue are adjusted, as needed, each reporting period based on actual costs incurred for each batch. Variable consideration is included in the transaction price only to the extent that it is considered probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price will be fully allocated to the single performance obligation.
The Company concluded that the performance obligation is satisfied and product revenue is recognized when the customer obtains control of the product, which occurs at a point in time, typically upon the later of (i) completion of a positive quality assessment, or (ii) shipment of the Company’s product to the customer.
Shipping and handling activities that are performed after a customer obtains control of the product are treated as activities to fulfill the promise to a customer and any amounts billed to a customer represent revenues for the product provided. Costs related to such shipping and handling billings are classified as cost of product revenue.
Cost of Product Revenue
Cost of product revenue consists primarily of costs related to materials, third-party contract manufacturing, freight-in and overhead. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to research and development expense in the period incurred.
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
Net Earnings (Loss) Per Share
The Company follows the guidance in FASB ASC 260, Earnings Per Share, or ASC 260, which establishes standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company. The guidance requires earnings to be hypothetically allocated between the common, preferred, and other participating stockholders based on their respective rights to receive non-forfeitable dividends, whether or not declared. Participating securities include Series X Convertible Preferred Stock (see Note 6). Basic net EPS is then calculated by dividing the net income attributable to common stockholders (after the reduction for any preferred stock and assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding for the period. The Company calculates diluted net EPS by using the more dilutive of the (1) treasury stock method, reverse treasury stock method or if-converted method, as applicable, or (2) the two-class method. Dilutive common stock equivalents are comprised of warrants, Series X Convertible Preferred Stock, RSUs, PRSUs and options outstanding under the Company’s stock option plans and ESPP, on an as converted basis.
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive stock equivalents outstanding for the period determined using the treasury stock method or if-converted method. Under the two-class method, the net loss attributable to common stockholders is not allocated to the Series X Convertible Preferred Stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses. In loss periods, basic and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

The following table sets forth the computation of basic and diluted net earnings (loss) per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(8,172)	$14,978	$(17,320)	$(16,422)
Allocation of earnings to participating securities	—	(3,081)	—	—
Numerator for basic net earnings (loss) per common share - net income (loss) attributable to common stockholders	$(8,172)	$11,897	$(17,320)	$(16,422)

Effect of participating securities:
Add back allocation of earnings to participating securities	—	3,081	—	—
Numerator for diluted net earnings (loss) per common share - net income (loss) attributable to common stockholders	$(8,172)	$14,978	$(17,320)	$(16,422)

Denominator:
Denominator for basic net earnings (loss) per common share - weighted average common shares outstanding	90,287,441	70,217,985	86,390,446	69,170,865
Effect of dilutive securities:
Series X Convertible Preferred Stock, as converted	—	18,184,720	—	—
Common stock options, RSUs, PRSUs, and ESPP	—	189,863	—	—
Denominator for diluted net earnings (loss) per common share - adjusted weighted average common shares outstanding	90,287,441	88,592,568	86,390,446	69,170,865

Basic net earnings (loss) per common share	$(0.09)	$0.17	$(0.20)	$(0.24)
Diluted net earnings (loss) per common share	$(0.09)	$0.17	$(0.20)	$(0.24)
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of basic and diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock warrants	17,331	12,517,328	17,331	12,517,328
Series X Convertible Preferred Stock	21,044,720	—	21,044,720	18,184,720
Common stock options, RSUs and PRSUs issued and outstanding	12,924,675	10,041,333	12,924,675	10,086,839
Total	33,986,726	22,558,661	33,986,726	40,788,887
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
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
September 30, 2023
Assets:
Cash and money market accounts	$48,670	$48,670	$—	$—
Total assets at fair value	$48,670	$48,670	$—	$—

December 31, 2022
Assets:
Cash and money market accounts	$32,731	$32,731	$—	$—
Total assets at fair value	$32,731	$32,731	$—	$—

4. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$733	$—
Work-in-process	1,734	—
Finished goods	—	—
Total inventory	$2,467	$—
The Company’s capitalized inventory consists of costs incurred subsequent to FDA approval of REZZAYO in March 2023. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to research and development expense in the period incurred. There were no inventory write downs during the nine months ended September 30, 2023.
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
6. STOCKHOLDERS’ EQUITY
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement, or the Sales Agreement, entered into on November 8, 2018 with Cantor Fitzgerald & Co, or Cantor. During the nine months ended September 30, 2023, the Company sold 6,219,741 shares of common stock, at a weighted average price of $1.44 per share for gross proceeds of approximately $9.0 million, and for net proceeds of approximately $8.7 million after deducting placement agent fees. During the nine months ended September 30, 2022, the Company sold 2,308,435 shares of common stock for net proceeds of approximately $1.7 million after deducting placement agent fees. As of September 30, 2023, the remaining capacity under the Sales Agreement is $37.1 million.
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
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at September 30, 2023.

In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share.
On August 12, 2020, at the request of certain holders, 52,241 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 522,410 shares of the Company’s common stock. As of September 30, 2023 and December 31, 2022, shares of preferred stock designated as Series X Convertible Preferred Stock totaled 4,947,759.
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of September 30, 2023. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Warrants
As of September 30, 2023, warrants to purchase 17,331 shares of the Company’s common stock were outstanding with a weighted average exercise price of $11.54 per share. During the nine months ended September 30, 2023, 12,499,997 common stock warrants expired unexercised.
As of December 31, 2022, warrants to purchase 12,517,328 shares of the Company’s common stock were outstanding with a weighted average exercise price of $6.82 per share.
The warrants had no intrinsic value at September 30, 2023 and December 31, 2022. The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	September 30, 2023	December 31, 2022
Common stock warrants	17,331	12,517,328
Series X Convertible Preferred Stock	21,044,720	18,184,720
Common stock options, RSUs and PRSUs issued and outstanding	12,924,675	9,323,495
Authorized for future stock awards	3,288,730	4,469,969
Awards available under the ESPP	1,135,937	806,968
Total	38,411,393	45,302,480
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
During the nine months ended September 30, 2023 and 2022, 161,367 shares and 184,219 shares, respectively, were issued pursuant to the ESPP. As of September 30, 2023, total unrecognized compensation expense related to the ESPP was immaterial and is expected to be recognized over approximately 0.3 years.

Restricted Stock Units
The following table summarizes RSU and PRSU activity during the nine months ended September 30, 2023:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,223,871	$1.47
RSUs and PRSUs granted	1,465,817	1.00
RSUs and PRSUs vested	(462,146)	1.51
RSUs and PRSUs canceled	(127,201)	1.29
Outstanding at September 30, 2023	2,100,341	$1.15
The weighted-average grant date fair value of RSUs and PRSUs granted by the Company during the nine months ended September 30, 2022 was $0.83 per share. The total fair value of RSUs and PRSUs vested during the nine months ended September 30, 2023 and 2022 was approximately $0.7 million and $1.6 million, respectively.
At September 30, 2023, estimated unrecognized compensation expense related to RSUs and PRSUs granted was approximately $2.0 million.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	8,099,624	$2.78	6.65	$48
Options granted	3,233,558	1.02
Options exercised	(16,250)	0.83
Options canceled	(492,598)	3.60
Outstanding at September 30, 2023	10,824,334	$2.22	6.99	$246
Vested and expected to vest at September 30, 2023	10,824,334	$2.22	6.99	$246
Exercisable at September 30, 2023	6,874,604	$2.83	5.77	$163
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the nine months ended September 30, 2023 and 2022 was $0.72 and $0.51 per share, respectively.
As of September 30, 2023, total unrecognized share-based compensation expense related to unvested stock options was approximately $3.0 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.0 years.
Stock-based compensation expense recognized for RSUs, PRSUs, stock options, and the ESPP has been reported in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$393	$443	$1,193	$1,366
General and administrative	403	399	1,038	1,666
Total	$796	$842	$2,231	$3,032

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
The Company’s Retained Rights. As of September 30, 2023, the Company retained the exclusive right to develop, register and commercialize the Mundipharma Licensed Product, Subcutaneous Product and Other Products in Japan, or the Company Territory, and Mundipharma has granted the Company certain licenses under Mundipharma-controlled technology and jointly-developed technology to develop, register and commercialize Mundipharma Licensed Product, Subcutaneous Product and Other Products in the Company Territory and to manufacture such products and rezafungin worldwide.
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
Revenue Recognition
As of September 30, 2023, the Company determined the transaction price is equal to the up-front fee of $30.0 million, plus the research and development funding of $31.2 million, plus milestones achieved of $13.9 million. The common stock issued pursuant to the Mundipharma Stock Purchase Agreement was determined to be issued at fair market value after applying a lack of marketability discount as Mundipharma received restricted shares. Therefore, no additional premium or discount was allocated to the transaction price of the Mundipharma Collaboration Agreement for the share issuance.

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
Milestone Payments. In November 2020, the Company achieved a $11.1 million milestone under the Mundipharma Collaboration Agreement, which is recorded as long-term contract liabilities as of September 30, 2023 because the rights to consideration is not expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. As of September 30, 2023, the Company estimated the uncredited portion to be approximately $10.1 million in December 2024. In December 2021 and August 2022, the Company achieved milestones of $2.8 million and $11.1 million, respectively, under the Mundipharma Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as contract liabilities at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones in January 2022 and September 2022, respectively. The Company determined that as of September 30, 2023, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these milestone payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize royalty revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2023 and 2022.
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

Collaboration. The Company and Janssen will collaborate in the research, preclinical development and early clinical development of CD388 or another mutually-agreed influenza DFC development candidate, or, in each case, the Development Candidate, under a mutually-agreed research and development plan, or the Research Plan, with the objective of advancing such Development Candidate through the completion of mutually-agreed Phase 1 clinical trials and the first Phase 2 clinical trial, or Phase 2 Study. Unless otherwise agreed by the parties, the Company will be responsible for performing, or having performed, all investigational new drug application, or IND, -enabling studies and clinical trials under the Research Plan, and the Company will be the IND holder for the Research Plan clinical trials. Both parties will be responsible for conducting certain specified CMC development activities under the Research Plan. Janssen will be solely responsible, and reimburse the Company, for internal full-time equivalent and out-of-pocket costs incurred by the Company in performing Research Plan activities in accordance with a mutually-agreed budget.
As part of a recent prioritization of its R&D business, in July 2023 Janssen disclosed its intention to discontinue internal development of multiple product candidates in its infectious disease pipeline, including CD388. However, in September 2023 Janssen delivered its Election to Proceed Notice for CD388 whereby Janssen will assume the future development, manufacturing and commercialization activities of CD388 but intends to transfer its rights and obligations under the Janssen Collaboration Agreement to another transferee. The Company continues to work in collaboration with Janssen to complete the Phase 1 and Phase 2a clinical trials and will be reimbursed for all ongoing development activities by Janssen as per the Janssen Collaboration Agreement.
Following Janssen’s Election to Proceed Notice, Janssen, or any third-party transferee, is obligated at its sole expense to diligently continue development and commercialization either itself or through the transferee to whom it sublicenses or assigns the rights. If Janssen sublicenses or assigns the rights to a third party, then all terms under the current Janssen Collaboration Agreement will survive without modification.
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

Revenue Recognition
As of September 30, 2023, the Company determined the transaction price is equal to the up-front fee of $27.0 million, plus the research and development funding of $50.2 million, plus milestones achieved of $10.0 million. The transaction price includes the total estimated costs related to research and development and clinical supply services, which can increase or decrease as costs to continue the research and development efforts become known. No revenue was reversed due to the change in transaction price as revenue is recognized based on actual amounts billed. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Janssen Collaboration Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
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
Milestone Payments. In March 2022 and September 2023, the Company achieved milestones of $3.0 million and $7.0 million, respectively, under the Janssen Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as contract liabilities at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones in May 2022 and September 2023, respectively. The Company determined that as of September 30, 2023, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these milestone payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize royalty revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2023 and 2022.
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
Continued Development and Regulatory Activities. The Company will be responsible, at its sole expense, for conducting an agreed upon development plan, or the Melinta Development Plan, that includes, among other activities, (a) completion of the ongoing ReSPECT Phase 3 pivotal clinical trial for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients, or the Prophylaxis Indication, (b) preparation and submission to the FDA of a supplemental new drug application, or sNDA, for the Melinta Licensed Product in the Prophylaxis Indication, (c) site close-out activity worldwide (outside of China) for the Company’s ReSTORE Phase 3 pivotal clinical trial for the treatment of candidemia and invasive candidiasis, or the Treatment Indication, (d) certain nonclinical studies and other nonclinical activities, (e) certain CMC activities for the Melinta Licensed Product, and (f) all other development activities that are required by the FDA to obtain marketing approval of the Melinta Licensed Product in the Treatment Indication and the Prophylaxis Indication in the Melinta Territory.
The Company will remain the holder of the rezafungin IND and new drug application, or NDA. Both regulatory applications will transfer to Melinta on a transfer date determined based on the status of the ReSPECT trial and the associated sNDA for the Prophylaxis Indication, after which Melinta will be responsible for performing all activities that may be necessary to maintain NDA approvals for the Melinta Licensed Product in the Treatment Indication and the Prophylaxis Indication in the Melinta Territory, at Melinta’s sole expense, subject to Melinta’s right to deduct from royalties payable to the Company the internal expenses (not to exceed a specified dollar amount per calendar year) and certain out-of-pocket expenses incurred by Melinta.
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
Financial Terms. Upon execution of the Melinta License Agreement, the total potential transaction value is $460.0 million, including a $30.0 million upfront payment and up to $430.0 million in regulatory and commercial milestone payments. In addition, the Company is eligible to receive tiered royalties on U.S. sales in the low double digits to mid-teens.
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
Revenue Recognition
As of September 30, 2023, the Company determined the transaction price is equal to the up-front fee of $30.0 million, plus a milestone achieved of $20.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Melinta License Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
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
Clinical Supply Services. The Company’s obligation to supply rezafungin for ongoing clinical development in the Melinta Territory represents a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services is best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services. Revenue related to the clinical supply services performance obligation recognized during the three and nine months ended September 30, 2023 was immaterial.
Milestone Payments. In March 2023, the Company achieved a $20.0 million milestone under the Melinta License Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with the milestone has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as contract liabilities at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for this milestone in April 2023. The Company determined that as of September 30, 2023, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these milestone payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize royalty revenue when the related sales occur. The Company recognized $0.1 million in royalty revenue during the three and nine months ended September 30, 2023 following initiation of the commercial launch of REZZAYO by Melinta in the U.S. on July 31, 2023. No royalty revenue was recognized during the three and nine months ended September 30, 2022.
Costs to Obtain a Contract with a Customer
The Company incurred costs to a third party to obtain the Melinta License Agreement and capitalized $2.0 million upon execution of the Melinta License Agreement, and capitalized an additional $0.5 million upon achievement of a milestone, in accordance with ASC 340. The Company incurred these costs in connection with all the performance obligations identified in the Melinta License Agreement and allocated the capitalized contract costs to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. Amortization during the three and nine months ended September 30, 2023 was immaterial and $0.5 million, respectively, and is included within general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2023, the remaining balance of the asset recognized from costs to obtain the Melinta License Agreement was $0.2 million.
Contract Liabilities
The following table presents a summary of the activity in the Company’s contract liabilities pertaining to the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement during the nine months ended September 30, 2023 (in thousands):

Opening balance, December 31, 2022	$35,139
Payments received in advance	2,209
Payments receivable	70
Revenue from performance obligations satisfied during reporting period	(6,235)
Closing balance, September 30, 2023	$31,183

Current portion of contract liabilities	$14,679
Long-term portion of contract liabilities	16,504
Total contract liabilities, September 30, 2023	$31,183

As of September 30, 2023, the aggregate transaction price allocated to performance obligations that are unsatisfied is $11.2 million, $7.0 million, and $4.2 million under the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively. These amounts are expected to be recognized over 2.3 years, 0.8 years, and 2.3 years which represent the remaining research periods under the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively.
As of September 30, 2023, the Company recorded $0.4 million, $2.4 million and $0.1 million in accounts receivable associated with the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement and Melinta License Agreement, respectively. As of December 31, 2022, the Company recorded $0.2 million and $5.6 million in accounts receivable associated with the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement, respectively.
The following table presents our collaboration revenue disaggregated by collaborator and timing of revenue recognition (in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Mundipharma	Janssen	Melinta	Mundipharma	Janssen	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property - upon milestone achieved	$—	$2,347	$—	$—	$2,347	$17,257
Clinical Drug Supply	—	—	—	26	—	—
Royalty Revenue	—	—	70	—	—	70
Over Time:
Research and Development Services	1,550	5,592	408	4,870	16,324	1,859
Clinical Supply Services	5	1,278	—	245	1,856	—
Total Revenue from Collaboration and License Agreements	$1,555	$9,217	$478	$5,141	$20,527	$19,186

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Mundipharma	Janssen	Melinta	Mundipharma	Janssen	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property - upon transfer of license	$—	$—	$25,885	$—	$—	$25,885
License of Intellectual Property - upon milestone achieved	3,252	—	—	3,252	816	—
Clinical Drug Supply	459	—	—	459	—	—
Over Time:
Research and Development Services	3,945	6,250	328	7,965	11,235	328
Clinical Supply Services	363	262	—	792	3,337	—
Total Revenue from Collaboration and License Agreements	$8,019	$6,512	$26,213	$12,468	$15,388	$26,213
9. COMMITMENTS AND CONTINGENCIES
Lease Obligations
On April 20, 2023, the Company entered into a seventh amendment to its lease with Nancy Ridge Technology Center, L.P. which extended the term of the lease by an additional 36 months and increases the base rent to $133,371 per month effective January 1, 2024, subject to 4% increases every January. The lease expires on December 31, 2026 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. As of September 30, 2023, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. The incremental borrowing rate used in measuring the Company’s lease liability was 12.0%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating lease as of September 30, 2023 (in thousands):

2023	$321
2024	1,600
2025	1,665
2026	1,731
Total undiscounted operating lease payments	$5,317
Less: Imputed interest	(960)
Present value of lease payments	$4,357
The balance sheet classification of the Company’s operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$4,131

Current portion of lease liability	$1,051
Long-term lease liability	3,306
Total operating lease liability	$4,357
As of September 30, 2023, the weighted average remaining lease term was 3.3 years.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.0 million for the nine months ended September 30, 2023 and 2022.
Operating lease costs were $1.2 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. These costs are primarily related to the Company’s operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
10. INCOME TAXES
The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to net loss before taxes to calculate income tax expense. When applicable, the income tax provision also includes adjustments for discrete tax items. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period. For the three and nine months ended September 30, 2023, the Company recognized an income tax expense of $0.2 million and $0.4 million, respectively, resulting in effective tax rates of -2.90% and -2.24%, respectively. The effective tax rate for the three and nine months ended September 30, 2023 varies from the U.S. federal statutory rate of 21% primarily due to the change in the valuation allowance against net deferred tax assets and tax benefits relating to research and development tax credits.
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
In general, under IRC Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses and tax credit carryforwards to offset future taxable income. An ownership change occurs when a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382/383 analysis regarding the limitation of net operating losses and research and development credit carryforwards through 2022 and has adjusted the tax attributes for the annual limitation.

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
OVERVIEW
We are a biotechnology company focused on developing targeted therapies designed to save lives and improve the standard of care for patients facing serious diseases.
Our first commercially approved product in the United States, or U.S., is REZZAYOTM (rezafungin for injection) which is indicated for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. On July 31, 2023, Melinta Therapeutics, LLC, or Melinta, our commercial partner in the U.S., initiated the commercial launch of REZZAYO in the U.S. On October 2, 2023, Melinta announced receipt from the Centers for Medicare & Medicaid Services, or CMS, of both a product-specific J-Code and a new technology add-on payment, or NTAP, for REZZAYO. Outside the U.S. and Japan, our development and commercial partner is Mundipharma Medical Company, or Mundipharma. On October 12, 2023, Cidara and Mundipharma received a positive opinion from the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, for rezafungin for the treatment of invasive candidiasis in adults. The European Commission, or EC, will review the CHMP recommendation and is expected to make a final decision on approval by the end of 2023.
Although we have shifted our research focus to our proprietary Cloudbreak® platform, we continue to execute on the ongoing ReSPECT Phase 3 pivotal clinical trial for the prevention of invasive fungal infections in adult allogeneic blood and marrow transplant recipients. A significant portion of our future royalties and milestones to be received under both Melinta and Mundipharma licensing agreements are tied to the successful completion of the ReSPECT Phase 3 trial.
Our proprietary Cloudbreak platform enables development of novel drug-Fc conjugates, or DFCs, that inhibit specific disease targets while simultaneously engaging the immune system. Our most advanced DFC program is CD388, a highly potent antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza, which is in Phase 1 and Phase 2a clinical trials. Additional programs are targeting multiple oncology and autoimmune indications.
Cloudbreak Platform
We believe our Cloudbreak platform has the potential to offer a fundamentally new approach to treat and prevent serious diseases such as solid tumor cancers and viral infections, by developing product candidates designed to provide potent disease targeting activity and immune system engagement in a single long-acting molecule. Because serious disease often results when a pathogen or cancer cell evades or overcomes the host immune system, our Cloudbreak DFC candidates are designed to counter diseases in two ways: prevention of disease proliferation or immune evasion by directly targeting and, where applicable, by focusing the immune system on a pathogen or infected cell. We believe this is a potentially transformative approach, distinct from current therapies, including antibody drug conjugates, or ADCs, monoclonal or multispecific antibodies and vaccines.

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
Our lead Cloudbreak candidate for the prevention of influenza is CD388, a DFC in a Phase 2a clinical trial. Our lead oncology DFC is CBO421, a development candidate targeting CD73 for the treatment of solid tumors, which is in investigational new drug application, or IND, -enabling studies.
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
CD388 Phase 2a Results
In our recent R&D Day, on September 21, 2023, we announced efficacy and safety data from our Phase 1 and Phase 2a trials evaluating the pre-exposure prophylactic activity of CD388 against an H3N2 influenza A virus strain.

CD388 was well-tolerated up to 900 milligrams, or mg:

Number of participants that received one dose of CD388 in Phase 1 and Phase 2a trials
	First in Human Study (Phase 1)	Japanese Bridging Study (Phase 1)	Human Challenge Study (Phase 2a)	Total
50 mg	18	7	2	27
150 mg	18	7	28	53
450 mg	18	7	—	25
900 mg	9	—	—	9
All Doses[1]	63	21	30	114
[1] Safety Summary:
•No treatment-emergent serious adverse events, or SAEs, and no discontinuation of study drug or withdrawals due to safety findings.
•No consistent adverse event, or AE, patterns.
•No hypersensitivity reactions.
•Most treatment-emergent adverse events, or TEAEs, were Grade 1 (90%), few Grade 2, all resolved.
•Incidence of TEAE not dose-dependent.
•Few injection site events (pain, intramuscular, or IM, route mainly), Grade 1, all resolved spontaneously.
•No clinically relevant electrocardiogram, or ECG, vital signs or physical exam abnormalities.

CD388 pharmacokinetics, or PK, profile is that of a long-acting compound, potentially enabling seasonal pre-exposure prophylaxis, or PrEP:
CD388 demonstrates prophylactic reduction of viral replication in the upper respiratory tract, or URT, and the incidence of PCR-confirmed influenza infection:
The Phase 2a prophylactic efficacy results are based on 56 subjects enrolled in the trial, with 28 subjects receiving a single dose of CD388 (150 mg) and 28 subjects receiving a placebo.

	Placebo (n=28)	CD388 150 mg (n=28)	P-value[2]
Quantitative reverse transcriptase polymerase chain reaction, or qRT-PCR, confirmed influenza infection (“attack rate” see Placebo data)	14 (50%)	6 (21%)	0.0248
qRT-PCR confirmed symptomatic influenza infection	9 (32%)	4 (14%)	0.1023
qRT-PCR confirmed moderately to severe symptomatic influenza infection	7 (25%)	3 (11%)	0.1477
[2] Statistical significance was pre-determined using a Wilcoxon rank-sum test with a one-sided type-1 error rate of 0.025.

As shown above, despite the small sample size in this analysis, a decrease in viral replication in the upper respiratory tract and influenza infection was observed in participants receiving a single dose of CD388 when compared to placebo. No treatment emergent adverse events leading to study discontinuation or serious adverse events were reported in the analysis. All participants included in the analysis received either CD388 or placebo and were then challenged with influenza five days later.
Viral culture data confirmed efficacy seen in early analyses:

Janssen Collaboration Agreement
On March 31, 2021, we entered into an exclusive, worldwide license and collaboration agreement, or the Janssen Collaboration Agreement, with Janssen Pharmaceuticals, Inc., or Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, to develop and commercialize one or more DFCs based on our Cloudbreak platform for the prevention and treatment of influenza.
Under the terms of the Janssen Collaboration Agreement, we are collaborating in the research, preclinical and early clinical development of CD388, under a mutually-agreed research plan with the objective of advancing development through Phase 1 clinical trials and the first Phase 2a clinical trial. We are responsible for performing all IND-enabling nonclinical studies and early-stage clinical trials under the research plan. Both parties are responsible for conducting certain specified chemistry, manufacturing and controls, or CMC, development activities under the research plan. Janssen is solely responsible, and reimburses us for internal personnel and out-of-pocket costs incurred in performing the research plan activities in accordance with an agreed budget. As part of a recent prioritization of its R&D business, in July 2023 Janssen disclosed its intention to discontinue internal development of multiple product candidates in its infectious disease pipeline, including CD388. However, in September 2023 Janssen delivered its Election to Proceed Notice for CD388 whereby Janssen will assume the future development, manufacturing and commercialization activities of CD388 but intends to transfer its rights and obligations under the Janssen Collaboration Agreement to another transferee. We continue to work in collaboration with Janssen to complete the Phase 1 and Phase 2a clinical trials and will be reimbursed for all ongoing development activities by Janssen as per the Janssen Collaboration Agreement.
Following Janssen’s Election to Proceed Notice, Janssen, or any third-party transferee, is obligated at its sole expense to diligently continue development and commercialization either itself or through the transferee to whom it sublicenses or assigns the rights. If Janssen sublicenses or assigns the rights to a third party, then all terms under the current Janssen Collaboration Agreement will survive without modification.
Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid us an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we were eligible for reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting research plan activities. As of September 30, 2023, we have received the $27.0 million up-front payment, $41.6 million in research and development reimbursements, and $10.0 million in milestone payments.
We are eligible to receive up to an additional $230.0 million in development and regulatory milestone payments from Janssen for successful completion of certain activities over the next several years, including but not limited to Janssen’s decision whether to proceed with clinical development and initiation of Phase 2b and Phase 3 trials. In addition, we may be eligible to receive approximately $455.0 million in commercial milestones as well as royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits.
Cloudbreak Oncology Programs
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
Cloudbreak Oncology seeks to develop a new generation of immunotherapies targeting the tumor microenvironment. Our lead oncology DFC candidate, CBO421, is a potential best-in-class CD73 inhibitor that combines the strengths of small molecules and monoclonal antibodies targeting CD73. CBO421 targets CD73 in the adenosine pathway, which contributes to immune evasion in solid cancers by flooding the tumor microenvironment with adenosine, a potent immune cell suppressor. The CD73 pathway is clinically validated in early/mid-stage clinical studies to reduce tumor growth in combination with PD-1/ PD-L1 inhibitors in disease areas that do not historically respond to checkpoint inhibition alone, such as advanced colorectal cancer, or CRC, and non-small cell lung cancer, or NSCLC. As a monotherapy and in combination with PD-1 inhibitors, CBO421 has demonstrated formation of immunologic memory in multiple murine tumor models, along with potential best-in-class activity in T-cell reactivation assays and tumor penetration compared with the most advanced CD73 antibody therapeutics in clinical development. We are currently advancing CBO421 through IND-enabling studies and expect to file an IND in mid-2024.
In February 2023, we expanded our existing collaboration with WuXi XDC, a leading global contract manufacturing organization dedicated to end-to-end bioconjugates services, under which WuXi XDC will provide IND-enabling CMC development services for our Cloudbreak Oncology program.

CBO421 demonstrates outstanding preclinical performance:
CBO421 enhances anti-tumor activity of PD-1 inhibitors:
CBO421 and Anti-PD-1 combination improves response rates versus monotherapies.

CD73/PD-1 DFC potently inhibits both PD-1 and CD73 receptors:
Enhancement of activity in preclinical models observed when CBO421 was combined with PD-1 inhibition inspired the development of a first in class multispecific CD73/PD-1 targeting DFC that potently inhibits both targets simultaneously. Emerging preclinical data is promising. The multispecific DFC retains the full activity of the monotherapy components in functional binding and activity assays. In a murine colorectal carcinoma efficacy model, the multispecific DFC exhibited superior activity compared with CBO421 and the marketed PD-1 inhibitor, pembrolizumab, validating the concept. Optimization and preclinical development of our CD73/PD-1 targeting DFCs is ongoing.
CD73/PD-1 DFC outperforms monotherapies in humanized tumor models:

CCRs are a historically difficult-to-drug receptor family:
The DFC platform is also being expanded to include a validated, but difficult class of targets to drug, the chemokine receptors, or CCRs. CCR5 is a validated oncology target that can be a major driver in cancers that rely on the CCL5/CCR5 signaling pathway (e.g., breast, pancreatic and renal cell carcinomas). In several cancers, tumors secrete chemokine CCR5 agonists that promote tumor growth, metastasis and chemoresistance, while simultaneously recruiting immuno-suppressive macrophages and myeloid derived suppressor cells, or MDSCs, to the tumor microenvironment. We have rapidly been able to advance highly potent lead DFC CCR5-antagonist drug candidates that demonstrate robust activity as monotherapies in murine colorectal carcinoma models. Further optimization and preclinical characterization of our CCR5-DFC lead candidates including combination therapy studies, is ongoing.
CCR5-DFC shows strong tumor control in preclinical model:

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
Positive CHMP Opinion for Rezafungin for the Treatment of Invasive Candidiasis in Adults
The EMA accepted the marketing authorization application, or MAA, for rezafungin in August 2022. On October 12, 2023, Cidara and Mundipharma, which has commercial rights to rezafungin outside the U.S. and Japan, received a positive opinion from the EMA’s CHMP for rezafungin for the treatment of invasive candidiasis in adults. The EC will review the CHMP recommendation and is expected to make a final decision on approval by the end of 2023.
REZZAYO Commercialization in the U.S. by Melinta
On July 31, 2023, Melinta initiated the commercial launch of REZZAYO in the U.S.
ReSPECT Phase 3 clinical trial
We are currently conducting the ReSPECT, single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial (NCT04368559) in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly out to 90 days, is being compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for this trial for the FDA and EMA is fungal-free survival at Day 90. We expect this trial to enroll approximately 462 patients. A blinded interim analysis is planned in the first quarter of 2024 which will inform the current fungal free survival rates, or FFS. The FFS will determine if the 462 patients planned to be enrolled will be sufficient to power the trial to detect non-inferiority. The study is currently enrolling in the European Union, or EU, Canada and the U.S.
Melinta License Agreement
On July 26, 2022, we entered into a License Agreement with Melinta, or the Melinta License Agreement, under which we granted Melinta an exclusive license to develop and commercialize products that contain or incorporate rezafungin in the U.S.
Melinta will be solely responsible for the commercialization of rezafungin in the U.S., at its sole expense. We are responsible for conducting an agreed upon development plan that includes, among other activities, completion of the ongoing ReSPECT Phase 3 pivotal clinical trial for the prevention of invasive fungal infections in adult allogeneic blood and marrow transplant recipients. We will initially remain the holder of the rezafungin IND and new drug application, or NDA. Both regulatory applications will transfer to Melinta on a transfer date determined based on the status of the ReSPECT trial and the associated supplemental NDA, or sNDA, for the prophylaxis indication. Following the transfer date, we will remain financially responsible for post-marketing commitments and other remaining development obligations and the costs for those will be deducted from royalties owed to us by Melinta.
The total potential transaction value of the Melinta License Agreement is $460.0 million, including a $30.0 million upfront payment and up to $430.0 million in regulatory and commercial milestones. In addition, we are eligible to receive tiered royalties on U.S. sales in the low double digits to mid-teens. As of September 30, 2023, we have received the $30.0 million up-front payment and a $20.0 million milestone payment.
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

As of September 30, 2023, we have received $9.0 million from the sale of our equity to Mundipharma, a $30.0 million up-front payment, $31.2 million in global development funding, and $25.1 million in milestone payments (including an $11.1 million milestone payment creditable against future royalties payable to us).
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
Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of September 30, 2023, we had an accumulated deficit of $424.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
In connection with the preparation of our financial statements for the three and nine month periods ended September 30, 2023, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for a period of one year from the issuance of these condensed consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
FINANCIAL OPERATIONS OVERVIEW
Revenues
To date, we have generated all of our revenues from our strategic partnerships with Mundipharma and Janssen, and our license and commercial supply agreements with Melinta. In the future, we may generate revenue from a combination of license fees and other upfront payments, other funded research and development agreements, milestone payments, product sales, government and other third-party funding and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of nonclinical, clinical, regulatory and commercialization milestones, the timing and amount of payments relating to such milestones and the extent to which our products are approved and successfully commercialized.

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
•the duration of patient follow-up;
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.

Research and development expenses by major program or category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rezafungin	$5,207	$9,352	$18,866	$28,142
Cloudbreak platform	7,544	6,252	20,370	12,734
Personnel costs	3,912	3,881	12,203	12,741
Other research and development expenses	667	556	1,741	1,845
Total research and development expenses	$17,330	$20,041	$53,180	$55,462
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
Other income, net
Other income, net consists primarily of interest income and expense, and various income or expense items of a non-recurring nature.
We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents. Interest expense represents interest paid related to term loans and the amortization of debt issuance costs.
CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon unaudited financial statements that we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reporting periods. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements contained in our Annual Report, the significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606, which applies to all contracts with customers, except for elements of certain contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or service we transfer to a customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and identify those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
Collaboration Revenue
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
Product Revenue
In December 2022 and January 2023, we entered into separate Commercial Supply Agreements with Mundipharma and Melinta, respectively, for the batch supply of REZZAYO naked vials for commercial use. Under the Commercial Supply Agreements, Mundipharma and Melinta are required to submit purchase orders to us for batches of REZZAYO naked vials. We concluded that the delivery of each batch of REZZAYO naked vials and the related quality assessment certification represents a distinct performance obligation.
The transaction price to be recognized as revenue for each performance obligation under the Commercial Supply Agreements consists of variable consideration which is determined based on the estimated per vial costs, plus the contractually stated margin rate. The amounts recognized as revenue are adjusted, as needed, each reporting period based on actual costs incurred for each batch. Variable consideration is included in the transaction price only to the extent that it is considered probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price will be fully allocated to the single performance obligation.
We concluded that the performance obligation is satisfied and product revenue is recognized when the customer obtains control of the product, which occurs at a point in time, typically upon the later of (i) completion of a positive quality assessment, or (ii) shipment of our product to the customer.
Shipping and handling activities that are performed after a customer obtains control of the product are treated as activities to fulfill the promise to a customer and any amounts billed to a customer represent revenues for the product provided. Costs related to such shipping and handling billings are classified as cost of product revenue.
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

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Collaboration revenue	$11,250	$40,744	$(29,494)
Product revenue	1,468	—	1,468
Cost of product revenue	387	—	387
Research and development expense	17,330	20,041	(2,711)
General and administrative expense	3,556	5,780	(2,224)
Other income, net	613	55	558
Income tax expense	(230)	—	(230)
Collaboration revenue
Collaboration revenue was $11.3 million for the three months ended September 30, 2023 and $40.7 million for the three months ended September 30, 2022. Revenue for the three months ended September 30, 2023 related to the achievement of a milestone, ongoing research and development and clinical supply services provided to Mundipharma, Janssen and Melinta of $1.6 million, $9.2 million and $0.4 million, respectively, as well as $0.1 million in royalty revenue recognized following initiation of the commercial launch of REZZAYO in the U.S. on July 31, 2023.
Revenue for the three months ended September 30, 2022 included $25.9 million of revenue recognized upon transfer of an intellectual property license to Melinta in August 2022. The remaining revenue for the three months ended September 30, 2022 related to the achievement of milestones and ongoing research and development and clinical supply services provided to Mundipharma, Janssen and Melinta of $8.0 million, $6.5 million and $0.3 million, respectively.
Product revenue
Product revenue was $1.5 million for the three months ended September 30, 2023 and related to shipment of REZZAYO naked vials to Melinta. REZZAYO received approval by the FDA and was launched commercially in the U.S. by Melinta on July 31, 2023.
Cost of product revenue
Cost of product revenue was $0.4 million for the three months ended September 30, 2023 and primarily consisted of direct material costs, third-party manufacturing costs and indirect overhead costs associated with the manufacture, quality assessment and delivery of REZZAYO naked vials shipped to Melinta. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to research and development expense in the period incurred.
Research and development expenses
Research and development expenses were $17.3 million for the three months ended September 30, 2023 and $20.0 million for the three months ended September 30, 2022. The decrease in research and development expenses is primarily due to lower clinical expenses associated with the rezafungin clinical trials, offset by higher clinical expenses associated with our Cloudbreak platform and higher personnel costs.
General and administrative expenses
General and administrative expenses were $3.6 million for the three months ended September 30, 2023 and $5.8 million for the three months ended September 30, 2022. The decrease in general and administrative expenses is primarily due to lower consulting, personnel and legal costs, and lower amortization of contract costs related to obtaining the Melinta License Agreement.

Other income, net
Other income, net during the three months ended September 30, 2023 related primarily to interest income generated from cash held in interest-bearing accounts. Other income, net during the three months ended September 30, 2022 related primarily to interest income generated from cash held in interest-bearing accounts, offset by interest expense in connection with our loan from Pacific Western Bank.
Income tax expense
Income tax expense for the three months ended September 30, 2023 is primarily the result of capitalized Internal Revenue Code, or IRC, Section 174 research and development expenditures, effective January 1, 2022, creating taxable income which can be partially offset with net operating losses and credits that are limited in use by IRC Sections 382 and 383.
Comparison of the nine months ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Collaboration revenue	$44,854	$54,069	$(9,215)
Product revenue	1,468	—	1,468
Cost of product revenue	387	—	387
Research and development expense	53,180	55,462	(2,282)
General and administrative expense	11,164	15,058	(3,894)
Other income, net	1,468	29	1,439
Income tax expense	(379)	—	(379)
Collaboration revenue
Collaboration revenue was $44.9 million for the nine months ended September 30, 2023 and $54.1 million for the nine months ended September 30, 2022. Revenue for the nine months ended September 30, 2023 related to the achievement of milestones and ongoing research and development and clinical supply services provided to Mundipharma, Janssen and Melinta of $5.1 million, $20.5 million and $19.1 million, respectively, as well as $0.1 million in royalty revenue recognized following initiation of the commercial launch of REZZAYO in the U.S. on July 31, 2023.
Revenue for the nine months ended September 30, 2022 included $25.9 million of revenue recognized upon transfer of an intellectual property license to Melinta in August 2022. The remaining revenue for the nine months ended September 30, 2022 related to the achievement of milestones and ongoing research and development and clinical supply services provided to Mundipharma, Janssen and Melinta of $12.5 million, $15.4 million and $0.3 million, respectively.
Product revenue
Product revenue was $1.5 million for the nine months ended September 30, 2023 and related to shipment of REZZAYO naked vials to Melinta. REZZAYO received approval by the FDA and was launched commercially in the U.S. by Melinta on July 31, 2023.
Cost of product revenue
Cost of product revenue was $0.4 million for the nine months ended September 30, 2023 and primarily consisted of direct material costs, third-party manufacturing costs and indirect overhead costs associated with the manufacture, quality assessment and delivery of REZZAYO naked vials shipped to Melinta. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to research and development expense in the period incurred.
Research and development expenses
Research and development expenses were $53.2 million for the nine months ended September 30, 2023 and $55.5 million for the nine months ended September 30, 2022. The decrease in research and development expenses is primarily due to lower clinical expenses associated with the rezafungin clinical trials and lower consulting and personnel costs, offset by higher clinical expenses associated with our Cloudbreak platform.

General and administrative expenses
General and administrative expenses were $11.2 million for the nine months ended September 30, 2023 and $15.1 million for the nine months ended September 30, 2022. The decrease in general and administrative expenses is primarily due to lower consulting, personnel and legal costs, and lower amortization of contract costs related to obtaining the Melinta License Agreement.
Other income, net
Other income, net during the nine months ended September 30, 2023 related primarily to interest income generated from cash held in interest-bearing accounts. Other income, net during the nine months ended September 30, 2022 related primarily to interest income generated from cash held in interest-bearing accounts, offset by interest expense in connection with our loan from Pacific Western Bank.
Income tax expense
Income tax expense for the nine months ended September 30, 2023 is primarily the result of capitalized IRC Section 174 research and development expenditures, effective January 1, 2022, creating taxable income which can be partially offset with net operating losses and credits that are limited in use by IRC Sections 382 and 383.
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
We are eligible to receive up to $230.0 million in development and regulatory milestone payments from Janssen for successful completion of certain activities over the next several years, including but not limited to Janssen’s decision to proceed with clinical development and initiation of a pivotal trial. In addition, we may be eligible to receive approximately $455.0 million in commercial milestones as well as royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits.
We are eligible to receive up to $410.0 million in regulatory and commercial milestone payments from Melinta for successful completion of certain activities over the next several years, as well as tiered royalties on U.S. sales in the low double digits to mid-teens.
On November 8, 2018, we entered into the controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. As of September 30, 2023, the remaining capacity under the Sales Agreement was $37.1 million.
In March 2023, we issued shares of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings, for gross proceeds of approximately $19.5 million.
As of the date of this report, we have no outstanding loan balances.
Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2026 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to the Company. As of September 30, 2023, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments are $5.3 million as of September 30, 2023.

As discussed further below, we believe that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months, or beyond. There are many factors that could impact our operating cash flow, most notably achievement of milestones under our Mundipharma Collaboration Agreement, Janssen Collaboration Agreement and Melinta License Agreement. Our current cash balance and eligibility to potentially receive non-dilutive capital of up to approximately $40.1 million in development and regulatory milestones from our existing partnerships, contingent on successful completion of activities planned over the next eighteen months, has the potential to extend our cash runway in the near-term. There can be no assurance that we will be successful in completing all or part of the activities planned over the next twelve months which may adversely impact and reduce the amount of non-dilutive capital that we are eligible to receive from these activities.
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
As of September 30, 2023, we had $48.7 million in cash and cash equivalents. The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(9,710)	$(7,471)
Investing activities	(327)	(109)
Financing activities	25,976	(1,615)
Net increase (decrease) in cash and cash equivalents	$15,939	$(9,195)
Operating activities
Net cash used in operating activities was $9.7 million for the nine months ended September 30, 2023, compared to net cash used in operating activities of $7.5 million for the nine months ended September 30, 2022. Cash used in operating activities for the nine months ended September 30, 2023 was primarily attributable to a net loss of $17.3 million. Cash used in operating activities for the nine months ended September 30, 2022 was primarily attributable to a net loss of $16.4 million.
For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our investing activities during the nine months ended September 30, 2023 and 2022 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the nine months ended September 30, 2023 primarily consisted of (i) net proceeds of $17.3 million from the sale of 11,086,000 shares of common stock and 286,000 shares of Series X Convertible Preferred Stock pursuant to concurrent but separate underwritten public offerings and (ii) net proceeds of $8.7 million from the sale of 6,231,741 shares of common stock under the Sales Agreement, after deducting placement agent fees.
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
As of September 30, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
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
•We need substantial additional funding to complete the development of rezafungin and to advance CD388, CBO421 and our other Cloudbreak programs.
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
•If clinical trials for rezafungin, CD388, CBO421 or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
Risks Related to Our Financial Position and Need for Additional Capital
We need substantial additional funding to complete the development of rezafungin and to advance CD388, CBO421 and our other Cloudbreak programs.*
In connection with the preparation of our financial statements for the period ended September 30, 2023, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance CD388, CBO421 and other product candidates from our other Cloudbreak programs is also dependent on our ability to obtain additional funding.
On September 3, 2019, we entered into a Collaboration and License Agreement, or the Mundipharma Collaboration Agreement, with Mundipharma Medical Company, or Mundipharma, pursuant to which we granted Mundipharma exclusive commercialization rights to rezafungin outside the United States, or U.S., and Japan in exchange for a $30.0 million upfront payment, near-term funding to support the global Phase 3 ReSTORE and ReSPECT trials, and the potential to receive development, regulatory and commercial milestone payments and double-digit royalties in the teens on tiers of annual net sales. The Mundipharma Collaboration Agreement requires, among other things, that we complete the rezafungin development program. On March 31, 2021, we entered into an exclusive, worldwide license and collaboration agreement, or the Janssen Collaboration Agreement, with Janssen Pharmaceuticals, Inc., or Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, to develop and commercialize our Cloudbreak drug-Fc conjugates, or DFCs, for the prevention and treatment of seasonal and pandemic influenza. Under the collaboration, we will be responsible for the development and manufacturing of the first influenza DFC, CD388, into the clinic and through Phase 2 clinical development, and Janssen will be responsible for late-stage development, manufacturing, registration and global commercialization. We received an upfront payment of $27.0 million. Janssen will fund all future research, development, manufacturing and commercialization for CD388, of which Janssen has funded $41.6 million as of September 30, 2023. On July 26, 2022, we entered into a License Agreement, or the Melinta License Agreement, with Melinta Therapeutics, LLC, or Melinta, pursuant to which we granted Melinta an exclusive license to develop, register and commercialize rezafungin in the U.S. in exchange for a $30.0 million upfront payment and the potential to receive regulatory and commercial milestone payments and tiered royalties on U.S. sales in the low double digits to mid-teens. The Melinta License Agreement requires, among other things, that we complete the rezafungin development program. Our ability to meet our development obligations under the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement depends on our ability to obtain additional funding.
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
•the costs, timing and outcome of any regulatory review of rezafungin, CD388, CBO421 or future development candidates;
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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of September 30, 2023, we had cash and cash equivalents of $48.7 million.
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
If we are unable to raise additional capital on attractive terms or at all, we may be forced to delay, reduce or eliminate our development programs, including CD388, CBO421 or one or more of our other Cloudbreak DFC programs, be unable to continue the development of rezafungin, complete the ReSPECT Phase 3 clinical trial and meet our development obligations under the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement, or our other current and future license or collaboration agreements, and/or be forced to make reductions in spending, extend payment terms with suppliers, and/or liquidate or grant rights to assets where possible. Any of these actions could materially harm our business, results of operations and future prospects.
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
In September 2019, we issued $9.0 million of our common stock to Mundipharma in connection with entering into the Mundipharma Collaboration Agreement. In February 2020, we issued $30.0 million of our common stock and Series X Convertible Preferred Stock upon the closing of a rights offering. In October 2021, we issued $38.5 million of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings. In March 2023, we issued shares of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings, for gross proceeds of $19.5 million. As of September 30, 2023, we have issued 20,769,854 shares of common stock pursuant to the Sales Agreement with an aggregate offering price of approximately $41.1 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma, the sale of our common stock and Series X Convertible Preferred Stock issued in our rights offering, the sale of our common stock and Series X Convertible Preferred Stock in our concurrent underwritten public offerings or the sale of common stock under the Sales Agreement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
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
We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*
Since our inception, we have incurred significant operating losses. We had net loss of $17.3 million and $16.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $424.3 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement. We are currently conducting the ReSPECT and ReSTORE China Phase 3 clinical trials of rezafungin, Phase 1 and Phase 2a studies of CD388, and preclinical studies of our other DFCs, including CBO421. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
•submit investigational new drug applications, or INDs, to the U.S. Food and Drug Administration, or FDA, and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards at clinical trial sites;
•continue to advance rezafungin and CD388 through clinical development;
•continue the preclinical development of our other DFCs from our Cloudbreak platform or otherwise, and advance one or more of such product candidates into clinical trials;
•seek marketing approvals for rezafungin, CD388, CBO421 and other product candidates;
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
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of rezafungin and CD388, which is currently in Phase 1 and Phase 2a clinical development, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.*
We are currently conducting two Phase 3 clinical trials of rezafungin. We have completed the ReSTORE trial and conducted the primary analyses required for approval in U.S. and Europe but are continuing to enroll and treat patients in China to support Chinese regulatory filings. We also continue to enroll patients in the ReSPECT trial, which is designed to assess the safety and efficacy of rezafungin for the prevention of serious fungal infections in patients undergoing blood and marrow transplants. The FDA approved our new drug application, or NDA, for rezafungin for the treatment of candidemia and invasive candidiasis in adults with limited or no treatment options, in March 2023. Even though rezafungin has been approved for the treatment indication, we may not be successful in obtaining approval for a supplemental NDA, or sNDA, for the expanded prophylaxis indication. In addition, the European Medicines Agency, or EMA, may not approve rezafungin for any indication. The ReSPECT trial is currently enrolling globally.
We received IND clearance for CD388, our DFC for prevention and treatment of influenza, from the FDA in March 2022 and subsequently initiated a Phase 1 clinical trial. In September 2022, we initiated a Phase 2a trial of CD388 to evaluate the pre-exposure prophylactic activity of CD388 against influenza virus and a separate Phase 1 Japanese bridging study has been initiated. We are also conducting in vitro and in vivo preclinical studies of other product candidates from our Cloudbreak program for viral infections and oncology indications. Our assumptions about why rezafungin and CD388 are worthy of continued development, as well as our assumptions about the markets for rezafungin, CD388, CBO421 or any other potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of European marketing approval for rezafungin and any marketing approval for CD388, and the regulatory paths for marketing approval for additional products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of rezafungin, CD388, CBO421 and any other product candidates we may develop will depend on many factors, including the following:
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
The COVID-19 global pandemic has significantly impacted our ability to activate sites and enroll patients in the ReSPECT trial in the European Union, or EU, Canada and the U.S., resulting in substantial delays and increases in the cost of completing the trial. Our enrollment of patients in ReSTORE in China was also delayed in part due to the pandemic. The global outbreak of the COVID-19 coronavirus continues to evolve and the conduct of our Phase 3 trials may continue to be adversely affected, despite efforts to mitigate this impact.
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
Our inability to enroll and retain a sufficient number of patients in a reasonable timeframe may require us to abandon the entire rezafungin Phase 3 clinical development program or terminate the ReSPECT trial or the ReSTORE trial in China. Enrollment delays have and will continue to result in increased development costs, which could cause the value of our company to decline and could limit our ability to obtain necessary additional financing. For example, in the ReSPECT trial, a blinded interim analysis is planned in the first quarter of 2024 which will inform the current fungal free survival rates, or FFS. The FFS will determine if the 462 patients planned to be enrolled will be sufficient to power the trial to maintain non-inferiority. If the number of patients planned to be enrolled are not sufficient, the trial may need to enroll more patients which may potentially impact the overall timing to top-line data and increase trial costs. The study is currently enrolling in the EU, Canada and the U.S.

If clinical trials for rezafungin, CD388, CBO421 or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A delay in starting or completing our clinical trials would materially impact our timelines and our ability to complete development of our product candidates in a timely manner or at all. For example, our entire rezafungin clinical development program has been severely impacted by the effects of COVID-19. Additionally, our ability to complete our rezafungin Phase 3 development program is dependent on our ability to secure adequate additional funding.
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
We expect that CD388 will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including influenza vaccines, neuraminidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak platform for the treatment or prevention of other serious diseases, such as RSV, HIV and various cancers. We are aware of a large number of approved and investigational therapies in these areas also. We expect that CBO421 will compete against approved anticancer therapeutics as well as investigational CD-73 targeting small molecule drugs, including Oric-533 being developed by Oric Pharmaceutical, Inc. and quemliclustat being developed by Arcus Biosciences, Inc. as well as monoclonal antibodies, including oleclumab being developed by AstraZeneca PLC.
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
Many of our competitors have significantly greater name recognition, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These same competitors may invent technology that competes with our rezafungin program, CD388, CBO421, or our Cloudbreak platform.
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

We may not be successful in our efforts to identify, discover, and develop potential product candidates through our Cloudbreak platform or otherwise.*
Through our Cloudbreak platform, we are developing DFCs for the treatment and prevention of serious diseases, including influenza and various cancers. We have nominated the DFC CD388 as our lead development candidate for influenza, and we have nominated CBO421 as our lead oncology DFC candidate. In applying our Cloudbreak platform, we may not be successful in identifying additional DFCs that could be developed as drug therapies. In addition, our Cloudbreak platform may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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
On March 31, 2021, we licensed the exclusive worldwide rights to CD388 and other influenza DFCs to Janssen. Our ability to complete the development of CD388 is dependent, on funds provided by Janssen. As part of a recent prioritization of its R&D business, in July 2023 Janssen disclosed its intention to discontinue internal development of multiple product candidates in its infectious disease pipeline, including CD388. However, in September 2023 Janssen delivered its Election to Proceed Notice for CD388 whereby Janssen will assume the future development, manufacturing and commercialization activities of CD388 but intends to transfer its rights and obligations under the Janssen Collaboration Agreement to another transferee.
Following Janssen’s Election to Proceed Notice, Janssen, or any third-party transferee, is obligated at its sole expense to diligently continue development and commercialization either itself or through the transferee to whom it sublicenses or assigns the rights. If Janssen sublicenses or assigns the rights to a third party, then all terms under the current Janssen Collaboration Agreement will survive without modification. However, there is no guarantee that Janssen will execute an agreement with a transferee and may ultimately decide to terminate the Janssen Collaboration Agreement. Additionally, our ability to receive payments from this arrangement will depend in part on Janssen’s, or any third-party transferee’s, ability to successfully commercialize CD388.
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
Those factors may include:
•the design or results of preclinical studies, chemistry, manufacturing and controls, or CMC, development activities or clinical trials;
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
We must obtain marketing approval in each jurisdiction in which we market our products. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. As a company we may not be able to prepare our contract manufacturers and clinical sites for inspection associated with NDA review, or appearing before an FDA advisory committee. We may receive a Complete Response Letter rather than approval. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process, testing and release and inspection of manufacturing facilities and personnel by the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
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
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.*
In the ordinary course of our business, we and the third parties upon which we rely, may collect, store, use, transmit, receive, generate, transfer, disclose, make accessible, protect, secure, dispose of, process, and share (collectively, processing) sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive data). As a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
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
We and the third parties upon which we rely are subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats.
In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.*
In the ordinary course of business, we process sensitive data, and as a result, we may be subject to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, and their respective implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information.
Additionally, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CPRA, collectively CCPA, applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights, such as those noted below. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside the U.S., an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018) impose strict requirements for processing personal data.
For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
We also conduct clinical trials in China and may be subject to new and emerging data privacy regimes in China, including China’s Personal Information Protection Law, or PIPL, Cybersecurity Law, Data Security Law, Measures for Cybersecurity Review, Measures on the Security Assessment of Cross-border Data Transfer, and Measures for the Standard Contract on the Cross-border Transfer of Personal Information. In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and various related provincial laws, as well as Canada’s Anti-Spam Legislation, or CASL, may apply to our operations.
In addition, we may be unable to transfer personal data from Europe, China, and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe, China and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. China also requires entities to rely on a transfer mechanism to lawfully transfer personal data overseas and ensure that the overseas data recipients can meet the same data protection standards as required under the PIPL. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the

U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
Our employees and personnel may use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Any use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
We use AI and machine learning, or ML, to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
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
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions (including in relation to clinical trials); limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Under the new Drug Price Negotiation Program, the number of drugs subject to price negotiation will be 10 Part D drugs for 2026, another 15 Part D drugs for 2027, another 15 Part D and Part B drugs for 2028, and another 20 Part D and Part B drugs for 2029 and later years. These drugs will be selected from among the 50 drugs with the highest total Medicare Part D spending and the 50 drugs with the highest total Medicare Part B spending. The number of drugs with negotiated prices available will accumulate over time. The IRA permits HHS to implement many of the statutory provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.
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

Risks Related to Our Intellectual Property
If our efforts to protect the proprietary nature of the intellectual property related to rezafungin, CD388, CBO421, our other Cloudbreak compounds or our other product candidates or compounds are not adequate, we may not be able to compete effectively in our markets.*
We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to rezafungin and our other product candidates and compounds. Any involuntary disclosure to or misappropriation by third parties of our proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our markets.
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
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 90,415,944 shares of common stock outstanding as of September 30, 2023. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.*
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the U.S., could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the U.S., to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
Effective January 1, 2022, the Tax Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the U.S. and over 15 years for research activities conducted outside the U.S. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation.
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

Cidara Therapeutics, Inc.

Date: November 2, 2023	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Preetam Shah, Ph.D., MBA
Preetam Shah, Ph.D., MBA
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer and Principal Accounting Officer)