Form 10-K
period 2023-12-31
Cidara Therapeutics, Inc.
filed 2024-04-22
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2023, was approximately $100.2 million.
The number of shares of Registrant’s common stock outstanding as of April 12, 2024 was 91,235,020.

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
•our ability to develop sales and marketing capabilities, whether alone or with collaborators;
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
•our financial performance;
•developments and projections relating to our competitors or our industry; and
•the potential impact of broader macroeconomic conditions, including global pandemics, high inflation, bank failures, labor shortages, supply chain disruptions, recession risks and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions and the Israel-Hamas war.
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

CIDARA THERAPEUTICS, INC.
EXPLANATORY NOTE
Restatement of Consolidated Financial Statements
As described in our Current Report on Form 8-K filed on April 16, 2024, with the United States, or U.S., Securities and Exchange Commission, or the SEC, our Audit Committee of the Board of Directors, or the Audit Committee, determined on April 11 and April 15, 2024, based on management’s recommendation, that our previously issued audited consolidated financial statements for the fiscal years ended December 31, 2021 and 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and each of our previously issued unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for each of the quarterly periods in 2022 and 2023, or collectively the Prior Financial Statements, filed with the SEC, should no longer be relied upon and should be restated due to the matters described below.
In connection with preparing our audited consolidated financial statements for the year ended December 31, 2023, and through our financial control processes of evaluating indirect taxation consequences upon the first commercial sale of REZZAYO® (rezafungin for injection) in 2023, we determined that we had a legal obligation for indirect taxation in various tax jurisdictions outside of the U.S. based on our supply chain activities in 2023 and prior years. As a result, the Audit Committee concluded that in prior years we did not appropriately account for indirect taxes which led to understatements of accrued liabilities and operating expenses during the impacted periods.
As a result, we are restating the Prior Financial Statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In addition, the following items of this Annual Report on Form 10-K include restated financial data: (i) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) Part II, Item 8. Consolidated Financial Statements and Supplementary Data. Note 1 and Note 12 to our consolidated financial statements set forth, in a comparative presentation, the previously reported, restatement adjustments and restated amounts for those line items in the relevant periods affected by the restatement. This Annual Report on Form 10-K also includes disclosures regarding the impact of the restatement on the effectiveness of our internal control over financial reporting and disclosure controls and procedures in Part II, Item 9A. Controls and Procedures.
We have not amended our previously filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the periods noted above. Instead, such financial statements are superseded by the audited consolidated financial statements for the years ended December 31, 2022 and 2023 and the quarterly unaudited condensed consolidated financial statements for the 2022 and 2023 quarters contained in this Annual Report on Form 10-K, which give effect to the restatements noted above.

CIDARA THERAPEUTICS, INC.
PART I
Item 1. Business.
OVERVIEW
We are a biotechnology company focused on developing targeted therapies designed to save lives and improve the standard of care for patients facing serious diseases.
Our first commercially approved product in the United States, or U.S., is REZZAYO® (rezafungin for injection) which is indicated for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. On July 31, 2023, Melinta Therapeutics, LLC, or Melinta, our commercial partner in the U.S., initiated the commercial launch of REZZAYO in the U.S. On October 2, 2023, Melinta announced receipt from the Centers for Medicare & Medicaid Services, or CMS, of both a product-specific J-Code and a new technology add-on payment, or NTAP, for REZZAYO. Outside the U.S. and Japan, our development and commercial partner for REZZAYO is Mundipharma Medical Company, or Mundipharma. In December 2023, the European Medicines Agency, or EMA, granted approval for REZZAYO in the European Union, or EU, for the treatment of invasive candidiasis in adults. In January 2024, the United Kingdom, or UK, Medicines and Healthcare products Regulatory Agency, or MHRA, granted approval for REZZAYO for the treatment of invasive candidiasis in adults.
Although we have shifted our primary research focus to our proprietary Cloudbreak® platform, we continue to execute on the ongoing ReSPECT Phase 3 pivotal clinical trial for the prevention of invasive fungal infections in adult allogeneic blood and marrow transplant recipients. A significant portion of our future royalties and milestones to be received under both Melinta and Mundipharma licensing agreements are tied to the successful completion of the ReSPECT Phase 3 trial.
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
Cloudbreak Platform
We believe our Cloudbreak platform has the potential to offer a fundamentally new approach to treat and prevent serious diseases such as solid tumor cancers and viral infections, by developing product candidates designed to provide potent disease targeting activity and immune system engagement in a single long-acting molecule. Because serious disease often results when a pathogen or cancer cell evades or overcomes the host immune system, our Cloudbreak DFC candidates are designed to counter diseases in two ways: prevention of disease proliferation and immune evasion by directly targeting and, where applicable, by focusing the immune system on a pathogen or infected cell. We believe this is a potentially transformative approach, distinct from current therapies, including antibody drug conjugates, or ADCs, monoclonal or multispecific antibodies and vaccines.
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
Our lead Cloudbreak candidate for the prevention of influenza is CD388, a DFC in Phase 1 and Phase 2a clinical trials. Our lead oncology DFC is CBO421, a development candidate targeting CD73 for the treatment of solid tumors, which is in investigational new drug application, or IND, -enabling studies.

CIDARA THERAPEUTICS, INC.
Cloudbreak Influenza Program
In September 2020, we nominated CD388, our influenza DFC, as a development candidate. We submitted an IND for CD388 in December 2021 and initiated a Phase 1 trial (NCT05285137) in March 2022. The Phase 1 trial is a randomized, double-blind, dose-escalation study to determine the safety, tolerability and pharmacokinetics of intramuscular and subcutaneous administration of CD388 in healthy subjects. Enrollment of all six planned cohorts has been completed. In addition, a separate Phase 1 Japanese bridging study (NCT05619536) has been initiated and enrollment has been completed.
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
Final CD388 Phase 2a Results
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
As shown above, despite the small sample size in this analysis, a decrease in viral replication in the URT and influenza infection was observed in participants receiving a single dose of CD388 when compared to placebo. No treatment emergent adverse events leading to study discontinuation or SAEs were reported in the analysis. All participants included in the analysis received either CD388 or placebo and were then challenged with influenza five days later.
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
Following Janssen’s Election to Proceed Notice, Janssen, or any third-party transferee, is obligated at its sole expense to diligently continue development and commercialization either itself or through the transferee to whom it sublicenses or assigns the rights. If Janssen sublicenses or assigns the rights to a transferee, then all terms under the current Janssen Collaboration Agreement will survive without modification.
Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid us an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we were eligible for reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting research plan activities. As of December 31, 2023, we have received the $27.0 million up-front payment, $44.5 million in research and development reimbursements, and $10.0 million in milestone payments.

CIDARA THERAPEUTICS, INC.
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
Cloudbreak Oncology Programs
We have expanded the Cloudbreak platform beyond infectious diseases, to discover and develop highly potent DFCs that can target multiple immune checkpoint pathways within a single DFC for oncologic diseases.
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

CIDARA THERAPEUTICS, INC.
CBO421 enhances anti-tumor activity of PD-1 inhibitors:
CBO421 and Anti-PD-1 combination improves response rates versus monotherapies.
CBO421 exhibits a second mechanism of action that differentiates it from small molecule CD73 inhibitors:

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the treatment and prevention of serious, invasive fungal infections which are associated with high mortality rates.
FDA Approval of Rezafungin for the Treatment of Candidemia and Invasive Candidiasis
In March 2023, the FDA approved REZZAYO for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. REZZAYO is the first new treatment option approved for patients with candidemia and invasive candidiasis in over 15 years, and is the only available once-weekly echinocandin.
EMA and UK MHRA Approval of Rezafungin for the Treatment of Invasive Candidiasis in Adults
In December 2023, the EMA granted approval for REZZAYO in the EU for the treatment of invasive candidiasis in adults. In January 2024, the UK MHRA granted approval for REZZAYO for the treatment of invasive candidiasis in adults.
REZZAYO Commercialization in the U.S. by Melinta
On July 31, 2023, Melinta initiated the commercial launch of REZZAYO in the U.S.
ReSTORE Phase 3 clinical trial in China
In December 2023, enrollment in the ReSTORE Phase 3 trial in China, evaluating the efficacy and safety of rezafungin as a treatment for candidemia and invasive candidiasis, was completed. The portion of the trial conducted in China included 52 patients diagnosed with candidemia and/or invasive candidiasis. ReSTORE (NCT03667690) is a global, randomized, double-blind, controlled Phase 3 pivotal clinical trial evaluating the efficacy and safety of once-weekly intravenous dosing of rezafungin compared to once-daily dosing of caspofungin, the current standard of care, to treat patients with candidemia and/or invasive candidiasis. Data from this study are expected in the second quarter of 2024.
ReSPECT Phase 3 clinical trial
We are currently conducting the ReSPECT, single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial (NCT04368559) in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly out to 90 days, is being compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for this trial for the FDA and EMA is fungal-free survival at Day 90. We expect this trial to enroll approximately 462 patients. A blinded interim analysis is planned in the second quarter of 2024 which will inform the current fungal free survival rates, or FFS. The FFS will determine if the 462 patients planned to be enrolled will be sufficient to power the trial to detect non-inferiority. The study is currently enrolling in the EU, Canada and the U.S.
Melinta License Agreement
On July 26, 2022, we entered into a License Agreement with Melinta, or the Melinta License Agreement, under which we granted Melinta an exclusive license to develop and commercialize products that contain or incorporate rezafungin in the U.S.
Melinta is solely responsible for the commercialization of rezafungin in the U.S., at its sole expense. We are responsible for conducting an agreed upon development plan that includes, among other activities, completion of the ongoing ReSPECT Phase 3 pivotal clinical trial for the prevention of invasive fungal infections in adult allogeneic blood and marrow transplant recipients. We will initially remain the holder of the rezafungin IND and new drug application, or NDA. Both regulatory applications will transfer to Melinta on a transfer date determined based on the status of the ReSPECT trial and the associated supplemental NDA, or sNDA, for the prophylaxis indication. Following the transfer date, we will remain financially responsible for post-marketing commitments and other remaining development obligations and the costs for those will be deducted from royalties owed to us by Melinta.
The total potential transaction value of the Melinta License Agreement is $460.0 million, including a $30.0 million upfront payment and up to $430.0 million in regulatory and commercial milestones. In addition, we are eligible to receive tiered royalties on U.S. sales in the low double digits to mid-teens. As of December 31, 2023, we have received the $30.0 million up-front payment and a $20.0 million milestone payment.

CIDARA THERAPEUTICS, INC.
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
As of December 31, 2023, we have received $9.0 million from the sale of our equity to Mundipharma, a $30.0 million up-front payment, $31.2 million in global development funding, and $25.1 million in milestone payments (including an $11.1 million milestone payment creditable against future royalties payable to us). In December 2023, we achieved a milestone of $11.1 million under the Mundipharma Collaboration Agreement for which we have received payment in February 2024. In January 2024, we achieved a milestone of $2.8 million under the Mundipharma Collaboration Agreement for which we have received payment in April 2024.
OUR STRATEGY
Our objective is to become the leading biotechnology company in the discovery, development and commercialization of targeted therapies designed to save lives and improve the standard of care for patients facing serious diseases. Key elements of our strategy include:
•Develop product candidates from our Cloudbreak platform. In December 2021, we submitted an IND for CD388 for seasonal and pandemic influenza prevention and treatment, which is in Phase 1 and Phase 2a clinical trials, and are developing new product candidates targeting the prevention and treatment of other life-threatening viral diseases. In addition, we have expanded the Cloudbreak platform beyond infectious diseases, to discover and develop highly potent DFCs that can target multiple immune checkpoint pathways with a single DFC for oncologic diseases. Our lead oncology development candidate, CBO421, targets CD73 in the adenosine pathway. We have expanded our existing collaboration with WuXi XDC under which WuXi XDC provides IND-enabling CMC development services for our Cloudbreak oncology program. We may fund these programs alone, with grant or government contract funding or through new partnerships we may consider. We will also continue to establish intellectual property related to the Cloudbreak platform, its applications and development candidates.
•Advance rezafungin to further approval. We are continuing to develop rezafungin, a once-weekly echinocandin antifungal, to address serious fungal infections, including, but not limited to those considered urgent and serious threats by the U.S. Centers for Disease Control and Prevention, or CDC. We successfully completed our ReSTORE Phase 3 treatment clinical trial, which served as the basis for the FDA’s approval of REZZAYO for the treatment indication, and we are currently enrolling our ReSPECT Phase 3 prophylaxis clinical trial. Approvals in these indications would enable our licensing partners to target two distinct and commercially-attractive market segments with significant unmet needs from the current standard of care: the treatment of candidemia and invasive candidiasis, for which it is currently approved, and the prevention of invasive fungal infections in a highly vulnerable population, adults undergoing allogeneic blood and marrow transplantation.
CLOUDBREAK PLATFORM
We believe our Cloudbreak platform has the potential to offer a fundamentally new approach to treat and prevent serious diseases such as solid tumor cancers and viral infections, by developing product candidates designed to provide potent disease targeting activity and immune system engagement in a single long-acting molecule. Because serious disease often results when a pathogen or cancer cell evades or overcomes the host immune system, our Cloudbreak DFC candidates are designed to counter diseases in two ways: prevention of disease proliferation or immune evasion by directly targeting and, where applicable, by focusing the immune system on a pathogen or infected cell. We believe this is a potentially transformative approach, distinct from current therapies, including ADCs, monoclonal or multispecific antibodies and vaccines.
In addition, DFCs are designed to have several advantages, including:
•Multivalent binding which has the potential to increase potency;
•Ability to engage different targets to serve as a “drug cocktail” in a single molecule, which may improve response to treatment and prevention; and
•Potential advantages over vaccines irrespective of the immune status of patients.

CIDARA THERAPEUTICS, INC.
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
The Cloudbreak platform has enabled us to expand the development of DFCs to target other life-threatening diseases. We have expanded the Cloudbreak platform beyond infectious diseases to discover and develop highly potent DFCs that can target multiple immune checkpoint pathways within a single DFC for oncologic indications.
Cloudbreak candidates targeting solid tumor cancers and viral infections are called DFCs, single molecules consisting of two distinct moieties with discrete, yet complementary mechanisms of action:
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
Cloudbreak DFC (drug-Fc conjugate) Program Overview
We are leveraging the Cloudbreak platform to address multiple diseases. Each DFC targets a serious disease, focused on solid tumor cancers and viral infections. Our DFC research and development programs include:
•Influenza; and
•Cancer (solid tumors).
DFCs provide direct, sustained antiviral activity as well as immune system engagement, for effective prevention and treatment of disease. This is a potentially transformative approach, distinct from current approaches. DFCs are not vaccines, small-molecule drugs, or monoclonal antibodies. DFCs are novel, Fc-conjugates designed for the following features:
•Multimodal mechanism of action: Potent, direct antiviral activity and tunable immune system engagement.
•Strong target binding: High affinity to essential, conserved targets on the virus surface and/or surface of infected cells.
•Long duration of action: Months of protection from disease with a single dose.
•Rapid onset: Rapid distribution to site of infection for treatment of disease.

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
Cloudbreak Oncology Program and Our DFC Development Candidate CBO421
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
With our Cloudbreak oncology program we seek to develop a new generation of immunotherapies, and our CBO421 DFC is a first-in-class CD73 inhibitor that combines the strengths of small molecules and monoclonal antibodies targeting CD73. We are advancing CBO421 through IND-enabling studies.
CBO421 targets CD73 in the adenosine pathway, which contributes to immune evasion in solid cancers by flooding the microenvironment surrounding tumors with adenosine, a potent immune cell suppressor. CD73 is highly expressed on a variety of tumor and stromal cells as well as immunosuppressive cell populations such as regulatory T cells and myeloid-derived suppressor cells. CBO421 is designed to address the potency, efficacy, pharmacokinetic and safety limitations of small molecule and monoclonal antibody candidates targeting CD73 in clinical development. CBO421 has several attributes that potentially differentiate it from the most advanced small molecule and mAb inhibitors in clinical development:
•Some solid tumors evade immune mediated clearance by expressing cell-anchored and soluble forms of CD73 to elevate adenosine levels in the tumor microenvironment, or TME. CBO421 fully inhibited both forms of the enzyme with high potency, whereas representative CD73 inhibitor mAbs in clinical development we evaluated (mupadolimab and oleclumab), only inhibited cell anchored CD73.
•In functional assays the ability of CBO421 to restore activation of human peripheral blood mononuclear cells, or PBMCs, suppressed with adenosine monophosphate, or AMP, were measured and compared to mAb and small molecule CD73 inhibitors in clinical development. CBO421 demonstrated superior activity to the mAb comparators (mupadolimab and oleclumab), and similar or improved activity compared to the small molecule inhibitor panel.
•CD73 internalization is an additional mechanism to potentially reduce adenosine levels in the TME that is only achievable via receptor cross-linking, which is not possible with small molecule inhibitors. The multivalent presentation of CD73 inhibitors on CBO421 induced receptor internalization and significant reduction of CD73 receptors expressed on a human breast cancer cell line.
•These attributes, coupled with the long half-life mediated by the DFC Fc domain, led to significant tumor reduction in a mouse syngeneic tumor model after a single dose of CBO421.
In addition, we believe the reduced size of CBO421 compared with conventional monoclonal antibodies is expected to translate to improved anticancer activity via enhanced tissue distribution and tumor penetration. CBO421 demonstrated improved tumor penetration into triple negative breast cancer tumor spheroids compared with the most advanced monoclonal antibody CD73 inhibitor in clinical development, oleclumab.

CIDARA THERAPEUTICS, INC.
CBO421 exhibits superior tumor spheroid penetration versus full length CD73-targeting antibodies (oleclumab biosimilar):
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
Overview of Systemic Fungal Infections and the Antifungal Market
Fungal infections pose significant medical challenges in both the hospital and outpatient settings. We estimate that the annual worldwide sales of prescription systemic antifungals in 2017 were approximately $4.2 billion. This includes therapies used as prophylaxis (preventive) in the inpatient and outpatient setting, particularly in patients or those undergoing blood and marrow transplantation and therapies used for the treatment of patients who are being discharged from the hospital.
The majority of invasive fungal infections are caused by two fungi, Candida and Aspergillus. Despite advances achieved in the diagnosis and treatment of candidemia, these infections continue to cause high mortality rates. The current treatment alternatives for systemic fungal infections, including polyenes, azoles and older echinocandins, have limitations that we believe may be addressed. While these drugs have proven to be efficacious in many patients, mortality rates remain high, and the polyenes and azoles may cause severe side effects warranting discontinuation and are known to cause significant changes in a drug’s effect on the body when taken together with a second drug, or drug-drug interactions.
Rezafungin for the Treatment and Prevention of Serious Fungal Infections
Due to its novel chemical structure, rezafungin has a prolonged half-life, a high maximum plasma concentration and a high area under the plasma concentration-time curve. In addition, rezafungin was tested in vitro against 27 echinocandin-non-susceptible Candida isolates and demonstrated equivalent or greater potency against these strains compared to caspofungin, with up to eight-fold greater potency for several isolates.

CIDARA THERAPEUTICS, INC.
Rezafungin was designed to overcome the limitations of the echinocandin class and other antifungals by offering the following key benefits:
•Potential to treat resistant pathogens.
•Single-agent treatment.
•Shorter and less costly hospital stays, and lower outpatient costs.
•Improved compliance.
•Enabling or improving prophylaxis regimens.
In the U.S., the FDA has granted rezafungin designations as a Qualified Infectious Disease Product, or QIDP, Fast Track, and Orphan Drug. QIDP and Orphan Drug designations together provide a total of 12 years of marketing exclusivity in the U.S. from the time of FDA approval. In March 2023, the FDA approved REZZAYO for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options.
In the EU, the European Commission has granted rezafungin Orphan Drug Designation for the treatment of invasive candidiasis. The Orphan Drug Designation provides 10 years of market exclusivity protection from similar medicines with similar indications upon approval of the marketing authorization, and two additional years of market exclusivity when the results from pediatric studies compliant with an approved Pediatric Investigational Plan, or PIP, are included in the Summary of Product Characteristics, or SmPC. In December 2023, the EMA granted approval for REZZAYO in the EU for the treatment of invasive candidiasis in adults.
LICENSE AND COLLABORATION AGREEMENTS
Mundipharma Collaboration Agreement
On September 3, 2019, we entered into the Mundipharma Collaboration Agreement with Mundipharma for a strategic collaboration to develop and commercialize rezafungin in an intravenous formulation, or the Mundipharma Licensed Product, for the treatment and prevention of invasive fungal infections.
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

CIDARA THERAPEUTICS, INC.
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
Following Janssen’s Election to Proceed Notice, Janssen, or any third-party transferee, is obligated at its sole expense to diligently continue development and commercialization either itself or through the transferee to whom it sublicenses or assigns the rights. If Janssen sublicenses or assigns the rights to a transferee, then all terms under the current Janssen Collaboration Agreement will survive without modification.
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
Financial Terms. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid Cidara an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we were entitled to reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting Research Plan activities. We were also eligible to receive up to $695.0 million in development, regulatory and commercial milestone payments, as well as royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits.

CIDARA THERAPEUTICS, INC.
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
Commercialization. Melinta is solely responsible for the commercialization of rezafungin in the Melinta Territory, at its sole expense.
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
Continued Development and Regulatory Activities. We will be responsible, at our sole expense, for conducting an agreed upon development plan, or the Melinta Development Plan, that includes, among other activities, (a) completion of the ongoing ReSPECT Phase 3 pivotal clinical trial for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients, or the Prophylaxis Indication, (b) preparation and submission to the FDA of a sNDA for the Melinta Licensed Product in the Prophylaxis Indication, (c) site close-out activity worldwide (outside of China) for the ReSTORE Phase 3 pivotal clinical trial for the treatment of candidemia and invasive candidiasis, or the Treatment Indication, (d) certain nonclinical studies and other nonclinical activities, (e) certain CMC activities for the Melinta Licensed Product, and (f) all other development activities that are required by the FDA to obtain marketing approval of the Melinta Licensed Product in the Treatment Indication and the Prophylaxis Indication in the Melinta Territory.
We will remain the holder of the rezafungin IND and NDA. Both regulatory applications will transfer to Melinta on a transfer date determined based on the status of the ReSPECT trial and the associated sNDA for the Prophylaxis Indication, after which Melinta will be responsible for performing all activities that may be necessary to maintain NDA approvals for the Melinta Licensed Product in the Treatment Indication and the Prophylaxis Indication in the Melinta Territory, at Melinta’s sole expense, subject to Melinta’s right to deduct from royalties payable to the Company the internal expenses (not to exceed a specified dollar amount per calendar year) and certain out-of-pocket expenses incurred by Melinta.
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

CIDARA THERAPEUTICS, INC.
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
For rezafungin, we have entered into commercial supply arrangements with all of the key contract manufacturers to support commercialization, including suppliers of starting materials, bulk drug substance and drug product. We are in the process of identifying and qualifying additional manufacturers to reduce manufacturing costs and ensure continuity of supply. We have entered into commercial supply agreements with all current licensees that govern the terms under which rezafungin will be supplied for commercial use in the Melinta and Mundipharma territories.
INTELLECTUAL PROPERTY
The proprietary nature of, and protection for, rezafungin, CD388, CBO421, our other DFCs, our Cloudbreak platform, our processes and our know-how are important to our business. We seek to protect our proprietary position through patent protection in the U.S. and internationally where available and when appropriate. Our policy is to pursue, obtain, maintain and defend patent rights, developed internally and/or potentially licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our inventions, improvements and technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors-Risks Related to Our Intellectual Property.”
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
We have established, and will continue to build, proprietary positions for rezafungin, CD388, CBO421, and other product candidates and technology in the U.S. and abroad. As of April 22, 2024, our patent portfolio included 10 families of patents and patent applications related to various aspects of rezafungin, 7 families of patents and patent applications related to various aspects of CD388, and one patent family of patent applications related to various aspects of CBO421.
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
With respect to CBO421, the latest of any patents that result from our currently pending applications would be expected to expire in 2043, should they be issued, excluding any additional term for patent term adjustments or applicable patent term extensions.

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
The FDA has granted rezafungin designations as an Orphan Drug, QIDP and Fast Track for the treatment of candidemia and invasive candidiasis which together provide 12 years of marketing exclusivity in the U.S. to be granted at the time of FDA approval. In March 2023, the FDA approved REZZAYO for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. The FDA has also granted rezafungin designations for QIDP and Fast Track for prophylactic use in patients undergoing allogeneic blood and marrow transplant which provides a five-year extension to any marketing exclusivity period for which the drug qualifies on approval.
The European Commission has granted rezafungin Orphan Drug Designation for the treatment of invasive candidiasis which provides 10 years of market exclusivity protection from similar medicines with similar indications upon approval of the marketing authorization, and the potential for two additional years of market exclusivity when the results from pediatric studies compliant with an approved PIP are included in the SmPC. In December 2023, the EMA approved REZZAYO in the EU for the treatment of invasive candidiasis in adults.
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
Rezafungin will primarily compete with antifungal classes for the treatment of candidemia and invasive candidiasis, which include polyenes, azoles and echinocandins. The approved branded therapies for this indication include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.) and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). There are generic versions of one or more of the current echinocandins available now, which will create added competition at the time of rezafungin regulatory approval. In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that rezafungin will compete with product candidates that we are aware of in clinical development by third parties, such as fosmanogepix (PF-07842805), which is being developed by Pfizer, Inc. and ibrexafungerp, which is approved for other indications and is being developed for invasive candidiasis by Scynexis, Inc.
We expect that CD388 will compete against approved vaccines for influenza and approved agents for the treatment of viral influenza infections, including neuraminidase inhibitors such as Tamiflu, Relenza, and Peramivir, and endonuclease inhibitors such as Xofluza. We intend to develop other product candidates through our Cloudbreak platform for the prevention and treatment of other viral infections. We are aware of a number of approved and investigational vaccines and/or therapies in these areas. We expect that CBO421 will compete against approved anticancer therapeutics as well as investigational CD73-targeting small molecule drugs, including Oric-533 being developed by Oric Pharmaceutical, Inc. and quemliclustat being developed by Arcus Biosciences, Inc. as well as monoclonal antibodies, including oleclumab being developed by AstraZeneca PLC.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and, more frequently, if SAEs occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our product candidates will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Coverage and reimbursement rates may vary according to the use of the drug and the medical circumstances under which it is used may be based on reimbursement levels already set for lower cost products or procedures or may be incorporated into existing payments for other services. Even if coverage is obtained for a given product, the resulting reimbursement payment rates may change. Additionally, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional Congressional action is taken. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. Additionally, in January 2013, the President signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. At the federal level there have been several presidential executive orders and U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs,

CIDARA THERAPEUTICS, INC.
promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.
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
EMPLOYEES
As of April 12, 2024, we had 69 total employees, 21 of whom hold Ph.D. or M.D. degrees, 51 of whom were engaged in research and development activities and 18 of whom were engaged in business development, finance, information systems, facilities, human resources, legal or administrative support. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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
In connection with the preparation of our financial statements for the period ended December 31, 2023, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue to fund the development of rezafungin through completion of our planned Phase 3 trials depends on our ability to obtain additional funding. Our ability to advance CD388, CBO421 and other product candidates from our other Cloudbreak programs is also dependent on our ability to obtain additional funding.
On September 3, 2019, we entered into a Collaboration and License Agreement, or the Mundipharma Collaboration Agreement, with Mundipharma Medical Company, or Mundipharma, pursuant to which we granted Mundipharma exclusive commercialization rights to rezafungin outside the United States, or U.S., and Japan in exchange for a $30.0 million upfront payment, near-term funding to support the global Phase 3 ReSTORE and ReSPECT trials, and the potential to receive development, regulatory and commercial milestone payments and double-digit royalties in the teens on tiers of annual net sales. The Mundipharma Collaboration Agreement requires, among other things, that we complete the rezafungin development program. On March 31, 2021, we entered into an exclusive, worldwide license and collaboration agreement, or the Janssen Collaboration Agreement, with Janssen Pharmaceuticals, Inc., or Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, to develop and commercialize our Cloudbreak drug-Fc conjugates, or DFCs, for the prevention and treatment of seasonal and pandemic influenza. Under the collaboration, we will be responsible for the development and manufacturing of the first influenza DFC, CD388, into the clinic and through Phase 2 clinical development, and Janssen will be responsible for late-stage development, manufacturing, registration and global commercialization. We received an upfront payment of $27.0 million. Janssen will fund all future research, development, manufacturing and commercialization for CD388, of which Janssen has funded $44.5 million as of December 31, 2023. On July 26, 2022, we entered into a License Agreement, or the Melinta License Agreement, with Melinta Therapeutics, LLC, or Melinta, pursuant to which we granted Melinta an exclusive license to develop, register and commercialize rezafungin in the U.S. in exchange for a $30.0 million upfront payment and the potential to receive regulatory and commercial milestone payments and tiered royalties on U.S. sales in the low double digits to mid-teens. The Melinta License Agreement requires, among other things, that we complete the rezafungin development program. Our ability to meet our development obligations under the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement depends on our ability to obtain additional funding.
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

CIDARA THERAPEUTICS, INC.
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
Accordingly, we need substantial additional funding in connection with our continuing operations and to achieve our goals. As of December 31, 2023, we had cash and cash equivalents of $35.8 million.
The global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. In addition, we may not be able to access a portion of our existing cash and cash equivalents due to market conditions such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, which could have a material adverse effect on our business and financial condition. In addition, if the financial market disruptions and economic slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could negatively affect our financial condition and our ability to pursue our business strategy.
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
In September 2019, we issued $9.0 million of our common stock to Mundipharma in connection with entering into the Mundipharma Collaboration Agreement. In February 2020, we issued $30.0 million of our common stock and Series X Convertible Preferred Stock upon the closing of a rights offering. In October 2021, we issued $38.5 million of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings. In March 2023, we issued shares of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings, for gross proceeds of $19.5 million. As of December 31, 2023, we have issued 20,769,854 shares of common stock pursuant to the Sales Agreement with an aggregate offering price of approximately $41.1 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma, the sale of our common stock and Series X Convertible Preferred Stock issued in our rights offering, the sale of our common stock and Series X Convertible Preferred Stock in our concurrent underwritten public offerings or the sale of common stock under the Sales Agreement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to

CIDARA THERAPEUTICS, INC.
take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
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
Since our inception, we have incurred significant operating losses. We had net loss of $22.9 million and $33.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $441.4 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement. We are currently conducting the ReSPECT and ReSTORE China Phase 3 clinical trials of rezafungin, Phase 1 and Phase 2a studies of CD388, and preclinical studies of our other DFCs, including CBO421. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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

CIDARA THERAPEUTICS, INC.
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
The Israel-Hamas war and the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. For example, in connection with the conflict between Russia and Ukraine, the U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers.
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
If we are not able to comply with applicable listing standards, our shares of common stock will be subject to delisting. For example, one of the continued listing requirements for The Nasdaq Capital Market is a minimum bid price of at least $1.00 per share, or the Minimum Bid Price Requirement. We were first notified by the Listing Qualification Staff of the Nasdaq Stock Market LLC, or Nasdaq, on February 28, 2022, that our common stock had failed to maintain the Minimum Bid Price Requirement for 30 consecutive business days. Following extension periods to regain compliance, on February 9, 2023, the Nasdaq Hearings Panel notified us that we had regained compliance with the Minimum Bid Price Requirement subject to a discretionary Panel Monitor until November 9, 2023. On November 9, 2023, we were notified by Nasdaq that our common stock had once again failed to maintain the Minimum Bid Price Requirement for the 30 consecutive business days preceding November 6, 2023. On November 17, 2023, Nasdaq granted us a hearing date with the Nasdaq Hearings

CIDARA THERAPEUTICS, INC.
Panel on February 1, 2024. The hearing was conducted on February 1, 2024, and on February 8, 2024, the Nasdaq Hearings Panel granted our request for continued listing on The Nasdaq Capital Market, pursuant to an extension, through May 7, 2024, to regain compliance with the Minimum Bid Price Requirement. The extension is subject to certain specified conditions and our submission of certain interim updates to the Nasdaq Hearings Panel. If it were to occur, the delisting of our common stock from trading on Nasdaq could have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of rezafungin and CD388, which is currently in Phase 1 and Phase 2a clinical development, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.
We are currently conducting two Phase 3 clinical trials of rezafungin. We have completed the ReSTORE trial and conducted the primary analyses required for approval in U.S. and Europe but are continuing to conduct the ReSTORE China trial to support Chinese regulatory filings. We also continue to enroll patients in the ReSPECT trial, which is designed to assess the safety and efficacy of rezafungin for the prevention of serious fungal infections in patients undergoing blood and marrow transplants. The FDA approved our new drug application, or NDA, for rezafungin for the treatment of candidemia and invasive candidiasis in adults with limited or no treatment options, in March 2023. Even though rezafungin has been approved for the treatment indication, we may not be successful in obtaining approval for a supplemental NDA, or sNDA, for the expanded prophylaxis indication. In addition, the European Medicines Agency, or EMA, may not approve rezafungin for any indication. The ReSPECT trial is currently enrolling globally.
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
We may not be able to complete the ReSPECT clinical trial if we are unable to identify and enroll a sufficient number of eligible patients, as required by the FDA or similar regulatory authorities outside the U.S., or if we do not believe that the number of patients required by such regulatory authorities can be enrolled in a reasonable timeframe.
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
The COVID-19 global pandemic significantly impacted our ability to activate sites and enroll patients in the ReSPECT trial, resulting in substantial delays and increases in the cost of completing the trial.
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
Our inability to enroll and retain a sufficient number of patients in a reasonable timeframe may require us to abandon the entire rezafungin Phase 3 clinical development program or terminate the ReSPECT trial. Enrollment delays have and will continue to result in increased development costs, which could cause the value of our company to decline and could limit our ability to obtain necessary additional financing. For example, in the ReSPECT trial, a blinded interim analysis is planned in the first quarter of 2024 which will inform the current fungal free survival rates, or FFS. The FFS will determine if the 462 patients planned to be enrolled will be sufficient to power the trial to maintain non-inferiority. If the number of patients planned to be enrolled are not sufficient, the trial may need to enroll more patients which may potentially impact the overall timing to top-line data and increase trial costs. The study is currently enrolling in the EU, Canada and the U.S.

CIDARA THERAPEUTICS, INC.
If clinical trials for rezafungin, CD388, CBO421 or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A delay in starting or completing our clinical trials would materially impact our timelines and our ability to complete development of our product candidates in a timely manner or at all. For example, our entire rezafungin clinical development program was severely impacted by the effects of COVID-19. Additionally, our ability to complete our rezafungin Phase 3 development program is dependent on our ability to secure adequate additional funding.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
If we do establish relationships with third parties to sell and market our product candidates, such third parties may not be successful in commercializing those products. For example, in the U.S. we are entirely dependent on Melinta to commercialize rezafungin. While Melinta has significant experience in commercialization of anti-infective drugs, they have limited experience with commercialization of antifungal drugs and may be unable to hire individuals with the requisite expertise or develop and execute an appropriate commercialization plan.
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
We expect that rezafungin will primarily compete with certain antifungal classes of drugs, which include polyenes, azoles and echinocandins. Approved branded echinocandin antifungal therapies include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.), and Mycamine (micafungin, marketed by Astellas Pharma US, Inc.). We expect that there will be generics of all of the current echinocandins available at the time of rezafungin market approval, which will create added competition. In addition, there are other generic products approved for candidemia, marketed by companies such as Baxter Healthcare Corporation, Mylan Inc. and Glenmark Generics Inc., among others. In addition to approved therapies, we expect that rezafungin will compete with product candidates that we are aware of in clinical development by third parties, such as fosmanogepix (PF-07842805), which is being developed by Pfizer, Inc. and ibrexafungerp, which is approved for other indications and is being developed for invasive candidiasis by Scynexis, Inc.
We expect that CD388 will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including influenza vaccines, neuraminidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak platform for the treatment or prevention of other serious diseases, such as solid tumor cancers and viral infections. We are aware of a large number of approved and investigational therapies in these areas also. We expect that CBO421 will compete against approved anticancer therapeutics as well as investigational CD-73 targeting small molecule drugs, including Oric-533 being developed by Oric Pharmaceutical, Inc. and quemliclustat being developed by Arcus Biosciences, Inc. as well as monoclonal antibodies, including oleclumab being developed by AstraZeneca PLC.
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

CIDARA THERAPEUTICS, INC.
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
•may terminate the Mundipharma Collaboration Agreement and the Melinta License Agreement at will;
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

CIDARA THERAPEUTICS, INC.
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
Following Janssen’s Election to Proceed Notice, Janssen, or any third-party transferee, is obligated at its sole expense to diligently continue development and commercialization either itself or through the transferee to whom it sublicenses or assigns the rights. If Janssen sublicenses or assigns the rights to a transferee, then all terms under the current Janssen Collaboration Agreement will survive without modification. However, there is no guarantee that Janssen will execute an agreement with a transferee and may ultimately decide to terminate the Janssen Collaboration Agreement. Additionally, our ability to receive payments from this arrangement will depend in part on Janssen’s, or any third-party transferee’s, ability to successfully commercialize CD388.
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
Some of our manufacturers and suppliers are located in China. Trade tensions and conflict between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations, and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. Government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations. In addition, the recently proposed BIOSECURE Act introduced in House of Representatives, as well as a substantially similar bill in the Senate, targets certain Chinese biotechnology companies. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal anti-kickback statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, also imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates and their covered subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

CIDARA THERAPEUTICS, INC.
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
If our information technology systems, or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
In the ordinary course of our business, we and the third parties upon which we rely, may collect, store, use, transmit, receive, generate, transfer, disclose, make accessible, protect, secure, dispose of, process, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive data). As a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents.
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
Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error,

CIDARA THERAPEUTICS, INC.
ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats.
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
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.
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

CIDARA THERAPEUTICS, INC.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative artificial intelligence, or AI, technologies.
We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
In the ordinary course of business, we process sensitive data, and as a result, our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
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
In the past few years, at least ten U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CPRA, collectively CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, may also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside the U.S., an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018) impose strict requirements for processing personal data.
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
In addition, we may be unable to transfer personal data from Europe, China, and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe, China and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. China also requires entities to rely on a transfer mechanism to lawfully transfer personal data overseas and ensure that the overseas

CIDARA THERAPEUTICS, INC.
data recipients can meet the same data protection standards as required under the PIPL. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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

CIDARA THERAPEUTICS, INC.
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
Currently, we conduct the ReSTORE trial in China and have exclusively licensed the rights to commercialize rezafungin, our investigational drug studied in the ReSTORE trial, in China to our third-party collaborator, Mundipharma. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. For example, in order to conduct a clinical trial in China, sponsors must not only obtain the approval of the National Medical Product Administration of China, but also a separate approval from or filing with the Ministry of Science and Technology under the Administrative Regulations on Human Genetic Resources of the People’s Republic of China, or HGR Regulation, for clinical trials involving HGR Materials or Information. Any failure to comply with these requirements could cause our ReSTORE trial to be suspended by governing authorities, may result in fines and also may constitute a breach under our agreements with third parties assisting us in the conduct of the trial in China, such as our CRO. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Certain changes or amendments to policy or law may result in increased compliance costs on our business, or cause delays in the timely completion of the ReSTORE trial in China, or prevent the approval of rezafungin in China. Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our clinical activities in China.
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

CIDARA THERAPEUTICS, INC.
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
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. Under the new Drug Price Negotiation Program, the number of drugs subject to price negotiation will be 10 Part D drugs for 2026, another 15 Part D drugs for 2027, another 15 Part D and Part B drugs for 2028, and another 20 Part D and Part B drugs for 2029 and later years. These drugs will be selected from among the 50 drugs with the highest total Medicare Part D spending and the 50 drugs with the highest total Medicare Part B spending. The number of drugs with negotiated prices available will accumulate over time. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of the statutory provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. We cannot be sure whether additional legislative changes will

CIDARA THERAPEUTICS, INC.
be enacted, or whether the FDA regulations, guidance or interpretations will be changed or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
•business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and include other requirements such as the federal Anti-Kickback Statute and Foreign Corrupt Practices Act;
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

CIDARA THERAPEUTICS, INC.
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
•general political and economic conditions including the military conflict in Ukraine and Russia, the Israel-Hamas war and bank failures; and
•other events or factors, many of which are beyond our control.
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

CIDARA THERAPEUTICS, INC.
The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including increased possibility of legal proceedings.
As discussed elsewhere in this Annual Report on Form 10-K, on April 11 and April 15, 2024, the Audit Committee determined, based on management’s recommendation, that our Prior Financial Statements filed with the SEC should no longer be relied upon and should be restated. We have restated the Prior Financial Statements in this Annual Report on Form 10-K. The restatement of the Prior Financial Statements has caused us to incur additional expenses for legal, accounting, and other professional services and has diverted our management’s attention from our business and could continue to do so. In addition, as a result of the restatement, investors may lose confidence in our financial reporting, the price of our common stock could decline, and we may be subject to litigation or regulatory enforcement actions.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Based on our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, we determined that we had a material weakness as of December 31, 2023 and in prior periods because our control over the evaluation of applicable indirect taxes in local jurisdictions and assessment of indirect tax accrued liabilities was not appropriately designed, and as a result a material misstatement in the Prior Financial Statements was not detected. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We are in the process of implementing a remediation plan, which includes additional training of existing staff, enhanced use of indirect tax consultants and experts, and designing controls over the completeness and accuracy of the supporting evidence related to indirect tax liabilities. The remediation actions are being monitored by the Audit Committee. However, we cannot assure you that these efforts will remediate this material weakness in a timely manner, or at all, or that we will be able to maintain effective controls and procedures even if we remediate this material weakness. If we are unable to successfully remediate this material weakness, design or operate effective controls and procedures, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock.
We are required to disclose changes made in our internal control procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a “non-accelerated filer,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Any additional undetected material weaknesses in our internal controls could lead to further financial statement restatements and require us to incur additional expenses of remediation. In addition, if we are unable to remediate this material weakness, or if we are otherwise unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by The Nasdaq Capital Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 90,601,999 shares of common stock outstanding as of December 31, 2023. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
Under current law, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of capital raising and other transactions that have occurred since our inception in 2012, we have identified several ownership changes that will impact our ability to utilize our net operating losses and credit carryforwards. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $153.8 million, portions of which will begin to expire in 2035, and which could be limited if we experience an “ownership change.” In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
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

CIDARA THERAPEUTICS, INC.
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
Item 1B. Unresolved Staff Comments.
Not applicable.

CIDARA THERAPEUTICS, INC.
Item 1C. Cybersecurity.
Risk management and strategy
We recognize the importance of maintaining the trust and confidence of its customers, clients, business partners and employees. Cybersecurity represents an important component of our overall approach to risk management. We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our clinical trials, employees and contractors, or Information Systems and Data.
The Incident Response Team, or the IRT, is a functional and collaborative team consisting of the Chief Legal and Operating Officer, Chief Financial and Business Officer, Senior Vice President, People and Culture, and Director, Information Technology, or IT. The IRT, together with the wider IT, Legal, and Finance teams, as well as external cybersecurity consultants, help identify, assess, and manage our cybersecurity threats and risks.
The Director, IT plays a pivotal role in our cybersecurity framework, actively identifying and assessing risks from cybersecurity threats. This is achieved through a variety of methods, including but not limited to, extensive audits, detailed assessments, and the engagement of outside cybersecurity consultants. In addition to these existing strategies, we have implemented several processes to increase our ability to identify, monitor, and assess material cybersecurity threats.
We subscribe to specialized reports and services that identify emerging cybersecurity threats, thereby keeping our defenses informed and up-to-date. The IT department systematically analyzes such reports of threats and actors, providing us with a deeper understanding of potential risks. We also conduct regular scans of the threat environment, providing real-time insights into the security landscape.
Evaluating our own and our industry’s risk profile is an ongoing process, allowing us to continually tailor our cybersecurity measures to specific needs and vulnerabilities. We also coordinate with law enforcement agencies concerning threats, so that our approach benefits from broader insights and intelligence.
Conducting detailed threat assessments for both internal and external threats form a crucial part of our security strategy. Additionally, we leverage external intelligence feeds, integrating diverse sources of information to strengthen our overall cybersecurity posture. These concerted efforts are designed to achieve a comprehensive, dynamic, and proactive approach to managing and mitigating cybersecurity risks.
Our approach to cybersecurity is tailored to suit the specific environment in which we operate. We implement and maintain an array of technical, physical, and organizational measures, processes, standards, and policies, designed to manage and mitigate material risks arising from cybersecurity threats to our Information Systems and Data. This includes a comprehensive strategy featuring a dedicated cybersecurity staff and a regularly tested IT Security Incident Response Plan. Regular risk assessments, tabletop exercises, threat modeling, and vulnerability testing form the backbone of our technical measures.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. This is exemplified in the way our IT Security Incident Response Plan forms an integral part of the broader risk management framework, so that cybersecurity risks are visible and treated as strategic business risks.
Detailing the integration of cyber risk into our risk management, cybersecurity risk is addressed as a crucial component of our enterprise risk management program. The IT department works in close collaboration with executive management to prioritize risk management processes, with a particular focus on mitigating cybersecurity threats that could have a significant impact on our business. Furthermore, team members from the IT department or a relevant executive committee evaluate material risks from cybersecurity threats in alignment with our overall business objectives. These evaluations are then communicated to the audit committee of the board of directors. The audit committee assesses these risks as part of our overall enterprise risk, ensuring that cybersecurity is given due consideration in line with our strategic goals and governance framework.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example assessors, cybersecurity consultants, auditors, and outside legal counsel.
We use third-party service providers to perform a variety of functions throughout our business, such as application providers and supply chain resources. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes a risk assessment for each vendor, vulnerability scans related to the vendor, and imposition of information contractual obligations on the vendor. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

CIDARA THERAPEUTICS, INC.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K.
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ and the IRT are responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of management, including the Director, IT, Chief Legal and Operating Officer, and Chief Financial and Business Officer. The Chief Legal and Operating Officer and Chief Financial and Business Officer are responsible for providing information on materiality to the Director, IT and producing documentation of known and unknown facts about a cybersecurity incident and factors considered in the materiality assessment. Our Chief Legal and Operating Officer and Chief Financial and Business Officer hold degrees relevant to their areas of expertise and both have over 20 years of experience in their respective fields. The Director, IT is primarily responsible for assessing and managing material risks from cybersecurity threats; they have 23 years of experience in core infrastructure, data infrastructure and analytics, business platforms, and integrations.
The Director, IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. The Director, IT is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our IT Security Incident Response Plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the IRT. The IRT works with the IT department and external cybersecurity experts to help us mitigate and remediate cybersecurity incidents. In addition, our IT Security Incident Response Plan includes reporting to the board of directors for certain cybersecurity incidents.
The audit committee receives quarterly updates from the IRT concerning our cybersecurity threats and risk and the processes we have implemented to address them. On an annual basis the board of directors receives a report from the IRT highlighting any significant cybersecurity threats.
Item 2. Properties.
We lease a 29,638 square foot facility in San Diego, California for administrative, research and development activities. Our lease currently expires in December 2026, subject to our option to renew for up to two additional two-year terms. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.
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
Holders of Record
As of April 12, 2024, there were 12 holders of record for our common stock.
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

CIDARA THERAPEUTICS, INC.
OVERVIEW
We are a biotechnology company focused on developing targeted therapies designed to save lives and improve the standard of care for patients facing serious diseases.
Our first commercially approved product in the United States, or U.S., is REZZAYO® (rezafungin for injection) which is indicated for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. On July 31, 2023, Melinta Therapeutics, LLC, or Melinta, our commercial partner in the U.S., initiated the commercial launch of REZZAYO in the U.S. On October 2, 2023, Melinta announced receipt from the Centers for Medicare & Medicaid Services, or CMS, of both a product-specific J-Code and a new technology add-on payment, or NTAP, for REZZAYO. Outside the U.S. and Japan, our development and commercial partner for REZZAYO is Mundipharma Medical Company, or Mundipharma. In December 2023, the European Medicines Agency, or EMA, granted approval for REZZAYO in the European Union, or EU, for the treatment of invasive candidiasis in adults. In January 2024, the United Kingdom, or UK, Medicines and Healthcare products Regulatory Agency, or MHRA, granted approval for REZZAYO for the treatment of invasive candidiasis in adults.
Although we have shifted our primary research focus to our proprietary Cloudbreak® platform, we continue to execute on the ongoing ReSPECT Phase 3 pivotal clinical trial for the prevention of invasive fungal infections in adult allogeneic blood and marrow transplant recipients. A significant portion of our future royalties and milestones to be received under both Melinta and Mundipharma licensing agreements are tied to the successful completion of the ReSPECT Phase 3 trial.
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
Cloudbreak Platform
We believe our Cloudbreak platform has the potential to offer a fundamentally new approach to treat and prevent serious diseases such as solid tumor cancers and viral infections, by developing product candidates designed to provide potent disease targeting activity and immune system engagement in a single long-acting molecule. Because serious disease often results when a pathogen or cancer cell evades or overcomes the host immune system, our Cloudbreak DFC candidates are designed to counter diseases in two ways: prevention of disease proliferation and immune evasion by directly targeting and, where applicable, by focusing the immune system on a pathogen or infected cell. We believe this is a potentially transformative approach, distinct from current therapies, including antibody drug conjugates, or ADCs, monoclonal or multispecific antibodies and vaccines.
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
Our lead Cloudbreak candidate for the prevention of influenza is CD388, a DFC in Phase 1 and Phase 2a clinical trials. Our lead oncology DFC is CBO421, a development candidate targeting CD73 for the treatment of solid tumors, which is in investigational new drug application, or IND, -enabling studies.
Cloudbreak Influenza Program
In September 2020, we nominated CD388, our influenza DFC, as a development candidate. We submitted an IND for CD388 in December 2021 and initiated a Phase 1 trial (NCT05285137) in March 2022. The Phase 1 trial is a randomized, double-blind, dose-escalation study to determine the safety, tolerability and pharmacokinetics of intramuscular and subcutaneous administration of CD388 in healthy subjects. Enrollment of all six planned cohorts has been completed. In addition, a separate Phase 1 Japanese bridging study (NCT05619536) has been initiated and enrollment has been completed.

CIDARA THERAPEUTICS, INC.
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
Final CD388 Phase 2a Results
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

CIDARA THERAPEUTICS, INC.
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
As shown above, despite the small sample size in this analysis, a decrease in viral replication in the URT and influenza infection was observed in participants receiving a single dose of CD388 when compared to placebo. No treatment emergent adverse events leading to study discontinuation or SAEs were reported in the analysis. All participants included in the analysis received either CD388 or placebo and were then challenged with influenza five days later.

CIDARA THERAPEUTICS, INC.
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
Following Janssen’s Election to Proceed Notice, Janssen, or any third-party transferee, is obligated at its sole expense to diligently continue development and commercialization either itself or through the transferee to whom it sublicenses or assigns the rights. If Janssen sublicenses or assigns the rights to a transferee, then all terms under the current Janssen Collaboration Agreement will survive without modification.
Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid us an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, we were eligible for reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting research plan activities. As of December 31, 2023, we have received the $27.0 million up-front payment, $44.5 million in research and development reimbursements, and $10.0 million in milestone payments.
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

CIDARA THERAPEUTICS, INC.
Cloudbreak Oncology Programs
We have expanded the Cloudbreak platform beyond infectious diseases, to discover and develop highly potent DFCs that can target multiple immune checkpoint pathways within a single DFC for oncologic diseases.
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

CIDARA THERAPEUTICS, INC.
CBO421 enhances anti-tumor activity of PD-1 inhibitors:
CBO421 and Anti-PD-1 combination improves response rates versus monotherapies.
CBO421 exhibits a second mechanism of action that differentiates it from small molecule CD73 inhibitors:

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
Rezafungin
Rezafungin is a novel molecule in the echinocandin class of antifungals. We are developing rezafungin for the treatment and prevention of serious, invasive fungal infections which are associated with high mortality rates.
FDA Approval of Rezafungin for the Treatment of Candidemia and Invasive Candidiasis
In March 2023, the FDA approved REZZAYO for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. REZZAYO is the first new treatment option approved for patients with candidemia and invasive candidiasis in over 15 years, and is the only available once-weekly echinocandin.
EMA and UK MHRA Approval of Rezafungin for the Treatment of Invasive Candidiasis in Adults
In December 2023, the EMA granted approval for REZZAYO in the EU for the treatment of invasive candidiasis in adults. In January 2024, the UK MHRA granted approval for REZZAYO for the treatment of invasive candidiasis in adults.
REZZAYO Commercialization in the U.S. by Melinta
On July 31, 2023, Melinta initiated the commercial launch of REZZAYO in the U.S.
ReSTORE Phase 3 clinical trial in China
In December 2023, enrollment in the ReSTORE Phase 3 trial in China, evaluating the efficacy and safety of rezafungin as a treatment for candidemia and invasive candidiasis, was completed. The portion of the trial conducted in China included 52 patients diagnosed with candidemia and/or invasive candidiasis. ReSTORE (NCT03667690) is a global, randomized, double-blind, controlled Phase 3 pivotal clinical trial evaluating the efficacy and safety of once-weekly intravenous dosing of rezafungin compared to once-daily dosing of caspofungin, the current standard of care, to treat patients with candidemia and/or invasive candidiasis. Data from this study are expected in the second quarter of 2024.
ReSPECT Phase 3 clinical trial
We are currently conducting the ReSPECT, single, global, randomized, double-blind, controlled Phase 3 pivotal clinical trial (NCT04368559) in patients undergoing allogeneic blood and marrow transplant to assess rezafungin in a 90-day prophylaxis regimen to prevent infections due to Candida, Aspergillus and Pneumocystis. Rezafungin, dosed at 400 mg for the first week followed by 200 mg once weekly out to 90 days, is being compared to a regimen containing two drugs (an azole and Bactrim) dosed once daily for 90 days. The primary efficacy outcome for this trial for the FDA and EMA is fungal-free survival at Day 90. We expect this trial to enroll approximately 462 patients. A blinded interim analysis is planned in the second quarter of 2024 which will inform the current fungal free survival rates, or FFS. The FFS will determine if the 462 patients planned to be enrolled will be sufficient to power the trial to detect non-inferiority. The study is currently enrolling in the EU, Canada and the U.S.
Melinta License Agreement
On July 26, 2022, we entered into a License Agreement with Melinta, or the Melinta License Agreement, under which we granted Melinta an exclusive license to develop and commercialize products that contain or incorporate rezafungin in the U.S.
Melinta is solely responsible for the commercialization of rezafungin in the U.S., at its sole expense. We are responsible for conducting an agreed upon development plan that includes, among other activities, completion of the ongoing ReSPECT Phase 3 pivotal clinical trial for the prevention of invasive fungal infections in adult allogeneic blood and marrow transplant recipients. We will initially remain the holder of the rezafungin IND and new drug application, or NDA. Both regulatory applications will transfer to Melinta on a transfer date determined based on the status of the ReSPECT trial and the associated supplemental NDA, or sNDA, for the prophylaxis indication. Following the transfer date, we will remain financially responsible for post-marketing commitments and other remaining development obligations and the costs for those will be deducted from royalties owed to us by Melinta.
The total potential transaction value of the Melinta License Agreement is $460.0 million, including a $30.0 million upfront payment and up to $430.0 million in regulatory and commercial milestones. In addition, we are eligible to receive tiered royalties on U.S. sales in the low double digits to mid-teens. As of December 31, 2023, we have received the $30.0 million up-front payment and a $20.0 million milestone payment.
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

CIDARA THERAPEUTICS, INC.
global development funding, and certain development, regulatory, and commercial milestones. We are also eligible to receive double-digit royalties in the teens on tiers of annual net sales.
As of December 31, 2023, we have received $9.0 million from the sale of our equity to Mundipharma, a $30.0 million up-front payment, $31.2 million in global development funding, and $25.1 million in milestone payments (including an $11.1 million milestone payment creditable against future royalties payable to us). In December 2023, we achieved a milestone of $11.1 million under the Mundipharma Collaboration Agreement for which we have received payment in February 2024. In January 2024, we achieved a milestone of $2.8 million under the Mundipharma Collaboration Agreement for which we have received payment in April 2024.
Compliance with Nasdaq Listing Requirements
Our common stock is listed on The Nasdaq Capital Market, which has as one of its continued listing requirements a minimum bid price of at least $1.00 per share, or the Minimum Bid Price Requirement. On November 9, 2023, we received a notification letter, or the Notice, from the Listing Qualification Staff, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, advising us that for 30 consecutive trading days preceding November 6, 2023, the bid price of our common stock had closed below the Minimum Bid Price Requirement. As a result of the Nasdaq Hearings Panel, or the Panel, imposing the previously disclosed Panel Monitor on the Company until November 9, 2023 pursuant to the February 9, 2023 Hearings Decision of the Panel, the Company was not eligible for a compliance period and the Staff notified us that this matter served as a basis for delisting the Company’s securities from The Nasdaq Capital Market.
On November 16, 2023, we requested a hearing before the Panel, which stayed any delisting action in connection with the Notice and allowed the continued listing of our common stock on The Nasdaq Capital Market until the Panel renders a decision subsequent to the hearing. On January 12, 2024, we submitted a pre-hearing submission in which we presented a plan to regain compliance with the Minimum Bid Price Requirement and request that the Panel allow us additional time within which to regain compliance.
The hearing was conducted on February 1, 2024, and on February 8, 2024, the Panel granted our request for continued listing on The Nasdaq Capital Market, pursuant to an extension, through May 7, 2024, to regain compliance with the Minimum Bid Price Requirement. The extension is subject to certain specified conditions and our submission of certain interim updates to the Panel.
Impact of Macroeconomic Conditions
Our business is subject to various trends, events or uncertainties that are reasonably likely to cause our reported financial information not to be necessarily indicative of future operating results or of future financial condition. We may be impacted by broader macroeconomic conditions, including global pandemics, high inflation, bank failures, labor shortages, supply chain disruptions, recession risks and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions and the Israel-Hamas war. For example, the closures of Silicon Valley Bank, Signature Bank and First Republic Bank resulted in broader financial institution liquidity risk and concerns in the past. While we did not have deposits with these banks, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened, which could have a material adverse effect on our business and financial condition. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has recently experienced significant decreases in value. This volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance.
Liquidity Overview
Since our inception, we have devoted substantially all of our financial resources and efforts to research and development and have incurred significant operating losses. As of December 31, 2023, we had an accumulated deficit of $441.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. In connection with the preparation of our financial statements for the year ended December 31, 2023, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient to fund our obligations for twelve months from the issuance of these consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern. Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.

CIDARA THERAPEUTICS, INC.
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
Research and development expenses
To date, our research and development expenses have related primarily to nonclinical development of our rezafungin acetate and our Cloudbreak platform, as well as clinical development of rezafungin acetate. Research and development expenses consist of wages, benefits and stock-based compensation for research and development employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses in preclinical development and certain manufacturing expenses before FDA approval, nonclinical and clinical trial costs, and indirect taxes on clinical supplies and development materials. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or other activities within studies and other events.
Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the study or project and the invoices received from our external service providers. We adjust our accruals as actual costs become known.
We may receive potential research and development funding through a partnership from the National Institute of Allergy and Infectious Diseases. We have evaluated the terms of the grants to assess our obligations and the classification of funding received. Amounts received for funded research and development are recognized in the consolidated statements of operations and comprehensive loss as a reduction to research and development expense over the grant period as the related costs are incurred to meet our obligations.
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

CIDARA THERAPEUTICS, INC.
•the duration of patient follow-up;
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.
Research and development expenses by major program or category were as follows (in thousands):

	Year ended December 31,
	2023	2022
		(As Restated)
Rezafungin	$24,591	$38,207
Cloudbreak platform	25,936	20,271
Personnel costs	15,746	16,705
Other research and development expenses	2,259	2,222
Total research and development expenses	$68,532	$77,405
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
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses relate to selling, finance, human resources, legal and other administrative activities. SG&A expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial planning, and support functions. Other SG&A expenses include facility and overhead costs not otherwise included in cost of product revenue or research and development expenses, consultant expenses, travel expenses, professional fees for auditing, tax, legal, and other services, the branded prescription drug fee, and any accrued interest and penalties on accrued indirect tax liabilities.
Other income (expense), net
Other income and expense consist primarily of interest income and expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market accounts for cash and cash equivalents. Interest expense represents interest paid related to term loans, the amortization of debt issuance costs, and interest on finance lease liabilities.
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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606, which applies to all contracts with customers, except for elements of certain contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To

CIDARA THERAPEUTICS, INC.
determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or service we transfer to a customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and identify those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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

CIDARA THERAPEUTICS, INC.
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
See Note 9 to the financial statements for additional information.
Preclinical and Clinical Trial Accruals
We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by contract research organizations, or CROs, clinical trial investigational sites and other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022	Change
		(As Restated)
Collaboration revenue	$59,570	$64,448	$(4,878)
Product revenue	4,335	—	4,335
Cost of product revenue	1,523	—	1,523
Research and development	68,532	77,405	(8,873)
Selling, general and administrative	18,333	20,546	(2,213)
Other income, net	1,995	191	1,804
Income tax expense	(443)	(272)	(171)
Collaboration revenue
Collaboration revenue was $59.6 million and $64.4 million for the years ended December 31, 2023 and 2022, respectively. Revenue for the year ended December 31, 2023 related to the achievement of milestones and ongoing research and development and clinical supply services provided to Mundipharma, Janssen and Melinta of $16.4 million, $23.3 million and $19.7 million, respectively, as well as $0.2 million in royalty revenue recognized following initiation of the commercial launch of REZZAYO in the U.S. on July 31, 2023.
Revenue for the year ended December 31, 2022 included $25.9 million of revenue recognized upon transfer of an intellectual property license to Melinta in August 2022. The remaining revenue for the year ended December 31, 2022 related to the achievement of milestones and ongoing research and development and clinical supply services provided to Mundipharma, Janssen and Melinta of $14.3 million, $23.5 million and $0.8 million, respectively.

CIDARA THERAPEUTICS, INC.
Product revenue
Product revenue was $4.3 million for the year ended December 31, 2023 and related to shipments of REZZAYO naked vials to Melinta and Mundipharma. REZZAYO received approval by the FDA and was launched commercially in the U.S. by Melinta on July 31, 2023. REZZAYO also received approval by the EMA in December 2023.
Cost of product revenue
Cost of product revenue was $1.5 million for the year ended December 31, 2023 and primarily consisted of direct material costs, third-party manufacturing costs and indirect overhead costs associated with the manufacture, quality assessment and delivery of REZZAYO naked vials shipped to Melinta and Mundipharma. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to research and development expense in the period incurred.
Research and development expenses
Research and development expenses were $68.5 million for the year ended December 31, 2023 compared to $77.4 million for the year ended December 31, 2022. The decrease in research and development expenses is primarily due to lower clinical expenses associated with the rezafungin clinical trials and lower consulting and personnel costs, offset by higher clinical expenses associated with our Cloudbreak platform.
Selling, general and administrative expenses
SG&A expenses were $18.3 million for the year ended December 31, 2023 compared to $20.5 million for the year ended December 31, 2022. The decrease in SG&A expenses is primarily due to lower consulting, personnel and legal costs, and lower amortization of contract costs related to obtaining the Melinta License Agreement, offset by higher selling expenses related to REZZAYO.
Other income, net
Other income, net during the year ended December 31, 2023 related primarily to interest income generated from cash held in interest-bearing accounts, offset by interest expense on finance lease liabilities. Other income, net during the year ended December 31, 2022 related primarily to interest income generated from cash held in interest-bearing accounts, offset by interest expense in connection with our loan from Pacific Western Bank.
Income tax expense
Income tax expense for the years ended December 31, 2023 and 2022 is primarily the result of capitalized Internal Revenue Code, or IRC, Section 174 research and development expenditures, effective January 1, 2022, creating taxable income which can be offset with net operating losses and credits that are limited in use by IRC Sections 382 and 383.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are our cash and cash equivalents, as well as the cash flows generated from our partnerships with Mundipharma and Janssen, our license to Melinta, and equity financings. We have devoted our resources to funding research and development programs, including research, preclinical and clinical development activities.
Our ability to fund future operating needs will depend on a combination of equity, debt or other financing structures, receipt of payments under the Mundipharma Collaboration Agreement, the Janssen Collaboration Agreement and the Melinta License Agreement, as well as potentially entering into other collaborations, strategic alliances or licensing arrangements with third parties or receiving government and/or charitable grants or contracts. Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide from geopolitical and macroeconomic events, including global pandemics, the ongoing Russia-Ukraine conflict and related sanctions, the Israel-Hamas war, and bank failures.
We are eligible to receive up to $470.3 million in development, regulatory and commercial milestone payments from Mundipharma for successful completion of certain activities over the next several years, as well as double-digit royalties in the teens on tiers of annual net sales.
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

CIDARA THERAPEUTICS, INC.
We are eligible to receive up to $410.0 million in regulatory and commercial milestone payments from Melinta for successful completion of certain activities over the next several years, as well as tiered royalties on U.S. sales in the low double digits to mid-teens.
On November 8, 2018, we entered into the controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. As of December 31, 2023, the remaining capacity under the Sales Agreement was $37.1 million. We have not sold shares of our common stock under the Sales Agreement since July 2023.
In March 2023, we issued shares of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings, for gross proceeds of approximately $19.5 million.
As of December 31, 2023, we have no outstanding loan balances.
Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2026 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to the Company. As of December 31, 2023, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments are $5.0 million as of December 31, 2023.
As discussed further below, we believe that our existing cash and cash equivalents will not be sufficient to fund our obligations for the next twelve months, or beyond. There are many factors that could impact our operating cash flow, most notably achievement of milestones under our Mundipharma Collaboration Agreement, Janssen Collaboration Agreement and Melinta License Agreement.
We are mindful that conditions in the current macroeconomic environment could affect our ability to achieve our goals. We operate and conduct clinical trials in countries that face economic volatility and weakness. Sustained weakness or further deterioration of the local economies and currencies and adverse effects of the impact of pandemics, sanctions, or other macroeconomic events may pose operational challenges in those countries. We will continue to monitor these conditions and will attempt to adjust our business plans, as appropriate, to mitigate macroeconomic risks.
We enter into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services that generally provide for termination either on notice or after a notice period. Our material cash requirements include costs to complete agreed-upon activities under our Mundipharma Collaboration Agreement, Janssen Collaboration Agreement and Melinta License Agreement, as well as personnel and SG&A support costs.
As of December 31, 2023, we had $35.8 million in cash and cash equivalents. The following table shows a summary of our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(22,432)	$(28,473)
Investing activities	(505)	(118)
Financing activities	25,984	(951)
Net increase (decrease) in cash and cash equivalents	$3,047	$(29,542)
Operating activities
Net cash used in operating activities was $22.4 million for the year ended December 31, 2023, compared to $28.5 million for the year ended December 31, 2022. Cash used in operating activities for the year ended December 31, 2023 was primarily attributable to a net loss of $22.9 million, and included $20.0 million for a milestone achieved in March 2023 under the Melinta License Agreement, which was received in April 2023, and $7.0 million for a milestone achieved in September 2023 under the Janssen Collaboration Agreement, which was received in September 2023.
Cash used in operating activities for the year ended December 31, 2022 was primarily attributable to a net loss of $33.6 million, and included $2.8 million for a milestone achieved in December 2021 under the Mundipharma Collaboration Agreement, which was received in January 2022, $3.0 million for a milestone achieved in March 2022 under the Janssen Collaboration Agreement, which was received in May 2022, $11.1 million for a milestone achieved in August 2022 under the Mundipharma Collaboration Agreement, which was received in September 2022, and the $30.0 million upfront payment received in August 2022 pursuant to the Melinta License Agreement.

CIDARA THERAPEUTICS, INC.
For all periods presented, the primary use of cash was to fund research and development activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our investing activities during the years ended December 31, 2023 and 2022 consist of purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the year ended December 31, 2023 consisted primarily of (i) net proceeds of $17.3 million from the sale of 11,086,000 shares of common stock and 286,000 shares of Series X Convertible Preferred Stock pursuant to concurrent but separate underwritten public offerings and (ii) net proceeds of $8.7 million from the sale of 6,231,741 shares of common stock under the Sales Agreement, after deducting placement agent fees.
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

CIDARA THERAPEUTICS, INC.
Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cidara Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cidara Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Restatement of 2022 Financial Statements
As discussed in Note 1 to the consolidated financial statements, the 2022 consolidated financial statements have been restated to correct misstatements.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses and negative cash flows from operating activities since its inception and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

CIDARA THERAPEUTICS, INC.

Estimated total costs expected to be incurred under the Mundipharma and Melinta Collaboration and License Agreements
Description of the Matter
As more fully described in Note 9 to the consolidated financial statements, the Company entered into collaboration and license agreements with Mundipharma Medical Company (“Mundipharma”) and Melinta Therapeutics, LLC (“Melinta”) for strategic collaborations to develop and commercialize rezafungin. For the collaboration and license agreements, the Company determined the license and intellectual property, research and development services, and clinical supply services represent the distinct performance obligations. Revenue related to research and development services and clinical supply services are recognized over the estimated period of time to conduct the research and development services and clinical supply services based on actual costs incurred compared to the estimated total costs expected to be incurred. Collaboration revenue was significant to our audit because the revenue recognition assessment process involved inherent uncertainty, uses subjective assumptions, and the amounts involved are material to the financial statements taken as a whole. The subjective assumption relates to the estimated total costs expected to be incurred under the collaboration and license agreements.

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

Accrued indirect tax liabilities
Description of the Matter	As discussed in Notes 1 and 2 to the consolidated financial statements, the Company’s purchases of clinical drug supplies and raw materials, inventory transfers, and sales of commercial drug product are subject to accrued indirect tax liabilities in various jurisdictions outside of the United States. The Company evaluated the indirect taxation consequences upon the first commercial sale of REZZAYO in 2023 and determined that it has a liability for indirect taxation in various tax jurisdictions outside of the United States based on its supply chain activities in 2023 and prior years. As of December 31, 2023, the Company recorded $18.0 million of accrued indirect tax liabilities.

Auditing the Company’s accrued indirect tax liabilities was challenging because the indirect tax liabilities was dependent upon an accumulation of a high volume of historical information related to the Company’s supply chain and clinical supply activities and the application of various international indirect tax laws and regulations, which varied between countries.

How We Addressed the Matter in Our Audit	To test the accrued indirect tax liabilities, we performed audit procedures to test the completeness of the Company’s accrued indirect tax liabilities that included, among other procedures, inspecting evidence of supply chain activities for clinical and commercial drug supplies. With the assistance of our indirect tax specialists, we also performed testing of management’s determination of transactions subject to indirect taxes and the indirect tax rates applied to those transactions. In addition, we performed testing of the mathematical accuracy of the underlying computation of accrued indirect tax liabilities.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
San Diego, California
April 22, 2024

CIDARA THERAPEUTICS, INC.
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
(In thousands, except share and per share data)		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$35,778	$32,731
Accounts receivable	16,246	5,833
Inventory	6,097	—
Prepaid expenses and other current assets	2,734	6,530
Total current assets	60,855	45,094
Property and equipment, net	557	222
Finance lease right-of-use asset, net	782	—
Operating lease right-of-use asset	3,788	1,099
Other assets	1,048	1,072
Total assets	$67,030	$47,487
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,772	$1,447
Accrued liabilities	14,177	7,672
Accrued indirect tax liabilities	18,040	11,534
Accrued compensation and benefits	5,034	4,922
Current contract liabilities	25,095	14,614
Current portion of finance lease liability	218	—
Current portion of operating lease liability	1,082	1,211
Total current liabilities	67,418	41,400
Long-term contract liabilities	4,245	20,525
Long-term finance lease liability	575	—
Long-term operating lease liability	3,002	—
Total liabilities	75,240	61,925
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2023 and December 31, 2022:
Series X Convertible Preferred stock, $0.0001 par value; 4,947,759 shares authorized at December 31, 2023 and 2022; 2,156,713 shares issued and 2,104,472 shares outstanding at December 31, 2023 and 1,870,713 shares issued and 1,818,472 shares outstanding at December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2023 and 2022; 90,601,999 shares issued and outstanding at December 31, 2023; 72,470,440 shares issued and outstanding at December 31, 2022	9	7
Additional paid-in capital	433,212	404,055
Accumulated deficit	(441,431)	(418,500)
Total stockholders’ deficit	(8,210)	(14,438)
Total liabilities and stockholders’ deficit	$67,030	$47,487
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
(In thousands, except share and per share data)	2023	2022
		(As Restated)
Revenues:
Collaboration revenue	$59,570	$64,448
Product revenue	4,335	—
Total revenues	63,905	64,448
Operating expenses:
Cost of product revenue	1,523	—
Research and development	68,532	77,405
Selling, general and administrative	18,333	20,546
Total operating expenses	88,388	97,951
Loss from operations	(24,483)	(33,503)
Other income, net:
Interest income, net	1,995	191
Total other income, net	1,995	191
Loss before income tax expense	(22,488)	(33,312)
Income tax expense	(443)	(272)
Net loss and comprehensive loss	(22,931)	(33,584)
Basic and diluted net loss per common share	$(0.26)	$(0.48)
Shares used to compute basic and diluted net loss per common share	87,427,439	69,857,698
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital (As Restated)	Accumulated Deficit (As Restated)	Total Stockholders’ Equity (Deficit) (As Restated)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2021 (As Restated)	1,818,472	$—	67,863,674	$7	$398,013	$(384,916)	$13,104
Public offering of common stock, net of issuance costs	—	—	3,414,926	—	2,370	—	2,370
Issuance of common stock for restricted share units vested	—	—	828,244	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	363,596	—	140	—	140
Stock-based compensation	—	—	—	—	3,532	—	3,532
Issuance costs for underwritten public offering (As Restated)	—	—	—	—	—	—	—
Net loss (As Restated)	—	—	—	—	—	(33,584)	(33,584)
Balance, December 31, 2022 (As Restated)	1,818,472	—	72,470,440	7	404,055	(418,500)	(14,438)
Underwritten public offering, net of issuance costs	286,000	—	11,086,000	1	17,255	—	17,256
Public offering of common stock, net of issuance costs	—	—	6,219,741	1	8,698	—	8,699
Issuance of common stock for exercise of stock options	—	—	25,750	—	21	—	21
Issuance of common stock for restricted share units vested	—	—	490,520	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	309,548	—	122	—	122
Stock-based compensation	—	—	—	—	3,061	—	3,061
Net loss	—	—	—	—	—	(22,931)	(22,931)
Balance, December 31, 2023	2,104,472	$—	90,601,999	$9	$433,212	$(441,431)	$(8,210)
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In thousands)	2023	2022
		(As Restated)
Operating activities:
Net loss	$(22,931)	$(33,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,061	3,532
Non-cash operating lease expense	1,158	981
Depreciation and amortization	112	143
Amortization of costs to obtain a contract with a customer	77	—
Amortization of finance lease right-of-use asset	6	—
Non-cash interest expense	5	1
Changes in assets and liabilities:
Accounts receivable	(10,413)	(477)
Inventory	(6,097)	—
Prepaid expenses, other current assets, and other assets	3,735	(2,440)
Accounts payable and accrued liabilities	8,886	(2,371)
Accrued indirect tax liabilities	6,506	3,945
Accrued compensation and benefits	235	203
Contract liabilities	(5,799)	2,646
Operating lease liabilities	(973)	(1,052)
Net cash used in operating activities	(22,432)	(28,473)
Investing activities:
Purchases of property and equipment	(505)	(118)
Net cash used in investing activities	(505)	(118)
Financing activities:
Proceeds from underwritten public offering, net of issuance costs	17,256	—
Proceeds from public offering of common stock, net of issuance costs	8,707	2,362
Proceeds from exercise of stock options	21	—
Issuance costs for underwritten public offering	—	(720)
Principal repayments of Term Loan	—	(2,593)
Net cash provided by (used in) financing activities	25,984	(951)
Net increase (decrease) in cash and cash equivalents	3,047	(29,542)
Cash and cash equivalents at beginning of year	32,731	62,273
Cash and cash equivalents at end of year	$35,778	$32,731
Supplemental disclosure of cash flows:
Interest paid	$—	$40
Income taxes paid	$797	$—
Non-cash investing activity:
Purchases of property and equipment, included in accounts payable and accrued liabilities	$11	$69
Finance lease right-of-use asset obtained in exchange for lease liability	$788	$—
Operating lease right-of-use asset obtained in exchange for lease liability	$3,847	$—
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$122	$140
Proceeds from public offering of common stock, net of issuance costs, included in prepaid expenses, other current assets, and other assets	$—	$8
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements

1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company focused on developing targeted therapies designed to save lives and improve the standard of care for patients facing serious diseases. The Company’s first commercially approved product in the United States, or U.S., is REZZAYO® (rezafungin for injection) which is indicated for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. Melinta Therapeutics, LLC, or Melinta, is commercializing REZZAYO in the U.S. The Company’s proprietary Cloudbreak® platform enables development of novel drug-Fc conjugates, or DFCs, that inhibit specific disease targets while simultaneously engaging the immune system. The Company’s most advanced DFC program is CD388, a highly potent antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza, which is in Phase 1 and Phase 2a clinical trials. Additional programs are targeting multiple oncology and autoimmune indications.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At December 31, 2023, the Company had an accumulated deficit of $441.4 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At December 31, 2023, the Company had cash and cash equivalents of $35.8 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for twelve months from the issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s consolidated financial statements relate to estimated collaboration expenses related to the Company’s collaboration and license agreements, certain accruals, including those related to nonclinical and clinical activities, and the stand-alone selling price of performance obligations associated with the Company’s

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
collaboration and license agreements. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.
Restatement of Consolidated Financial Statements
The Company evaluated the indirect taxation consequences upon the first commercial sale of REZZAYO in 2023 and determined that it had a liability for indirect taxation in various tax jurisdictions outside of the U.S. based on its supply chain activities in 2023 and prior years. As a result, it was concluded that in prior years the Company did not appropriately account for indirect taxes which led to understatements of accrued liabilities and operating expenses during the impacted periods. The Company recorded an accrued liability for indirect taxes, and the related interest and penalties, of $11.5 million, an increase in operating expenses of $3.9 million, and an increase in beginning accumulated deficit of $7.6 million, for 2022. The Company recorded an accrued liability for indirect taxes, and the related interest and penalties, of $7.6 million, an increase in operating expenses of $3.7 million, and an increase in beginning accumulated deficit of $3.9 million, for 2021.
The consolidated financial statements (as restated) also include adjustments to correct certain other previously identified misstatements relating to fiscal year 2022 and the quarters within 2023 that the Company had determined to be immaterial, both individually and in the aggregate.
Impact of Restatement
See below for reconciliation from the previously reported amounts to the restated amounts in the consolidated balance sheet, consolidated statement of operations and comprehensive loss, consolidated statement of convertible preferred stock and stockholders’ equity (deficit), and consolidated statement of cash flows as of and for the year ended December 31, 2022. The previously reported amounts were derived from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023. These amounts are labeled as "As Previously Reported" in the tables below. The amounts labeled "Restatement Adjustment" represent the effects of this restatement described above.
The following presents a reconciliation of the impacted financial statement line items as previously reported to the restated amounts as of and for the year ended December 31, 2022 (in thousands, except share and per share data):

	Year Ended December 31, 2022
Corrected Consolidated Balance Sheet	As Previously Reported	Restatement Adjustment	As Restated
Operating lease right-of-use asset	$1,205	$(106)	$1,099
Total assets	47,593	(106)	47,487
Accrued indirect tax liabilities	—	11,534	11,534
Current portion of operating lease liability	1,317	(106)	1,211
Total current liabilities	29,972	11,428	41,400
Total liabilities	50,497	11,428	61,925
Accumulated deficit	(406,966)	(11,534)	(418,500)
Total stockholders’ deficit	(2,904)	(11,534)	(14,438)
Total liabilities and stockholders’ deficit	47,593	(106)	47,487

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

	Year Ended December 31, 2022
Corrected Consolidated Statement of Operations and Comprehensive Loss	As Previously Reported	Restatement Adjustment	As Restated
Collaboration revenue	$64,288	$160	$64,448
Total revenues	64,288	160	64,448
Research and development	75,520	1,885	77,405
Selling, general and administrative	18,486	2,060	20,546
Total operating expenses	94,006	3,945	97,951
Loss from operations	(29,718)	(3,785)	(33,503)
Loss before income tax expense	(29,527)	(3,785)	(33,312)
Net loss and comprehensive loss	(29,799)	(3,785)	(33,584)
Basic and diluted net loss per common share	(0.43)		(0.48)
Shares used to compute basic and diluted net loss per common share	69,857,698		69,857,698

	Additional Paid-In Capital
Corrected Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)	As Previously Reported	Restatement Adjustment	As Restated
Balance, December 31, 2021	$398,733	$(720)	$398,013
Issuance costs for underwritten public offering	(720)	720	—
Balance, December 31, 2022	404,055	—	404,055

	Accumulated Deficit
	As Previously Reported	Restatement Adjustment	As Restated
Balance, December 31, 2021	$(377,167)	$(7,749)	$(384,916)
Net loss	(29,799)	(3,785)	(33,584)
Balance, December 31, 2022	(406,966)	(11,534)	(418,500)

	Total Stockholders’ Equity (Deficit)
	As Previously Reported	Restatement Adjustment	As Restated
Balance, December 31, 2021	$21,573	$(8,469)	$13,104
Issuance costs for underwritten public offering	(720)	720	—
Net loss	(29,799)	(3,785)	(33,584)
Balance, December 31, 2022	(2,904)	(11,534)	(14,438)

	Year Ended December 31, 2022
Corrected Consolidated Statement of Cash Flows	As Previously Reported	Restatement Adjustment	As Restated
Operating activities:
Net loss	$(29,799)	$(3,785)	$(33,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash operating lease expense	1,082	(101)	981
Changes in assets and liabilities:
Accrued indirect tax liabilities	—	3,945	3,945
Contract liabilities	2,806	(160)	2,646
Operating lease liabilities	(1,153)	101	(1,052)
The remainder of the notes to the Company’s consolidated financial statements have been updated and restated, as applicable, to reflect the impacts from the restatement discussed above.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
The Company considers all short-term investments purchased with a maturity of three months or less when acquired to be cash equivalents.
Accounts Receivable
Accounts receivable is stated at the original invoice amount and consists of amounts due from customers related to milestones achieved, certain research and development and clinical supply costs subject to reimbursement under the collaboration and license agreements, royalties earned, and product sales. The Company records accounts receivables net of any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period of time. The Company did not record any credit losses as of December 31, 2023 or 2022.
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
Inventory is comprised of raw materials, work-in-process and finished goods, and includes costs related to materials, third-party contract manufacturing, freight-in and overhead. Inventory is stated at the lower of cost or net realizable value with cost based on the first-in-first-out method. The Company performs an assessment of recoverability of capitalized inventory during each reporting period based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life, and writes down any excess, obsolete or unsaleable inventory to its estimated realizable value in the period which the required reserve is first identified. Such write downs, should they occur, are charged to cost of product revenue in the consolidated statements of operations and comprehensive loss. As of December 31, 2023, the Company did not identify any excess, obsolete or unsaleable inventory.
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
Finance Lease
In accordance with Accounting Standards Codification, or ASC, 842, Leases, or ASC 842, the Company determines if a contract contains a lease at inception and recognizes finance lease right-of-use assets and finance lease liabilities based on the present value of the future minimum lease payments at the commencement date. The implicit rate within the Company’s finance lease was determinable and therefore used in determining the present value of future payments at the commencement date. Lease agreements that have lease and non-lease components are accounted for as a single lease component.
The Company recognizes amortization of the right-of-use assets and interest on the lease liabilities for its finance lease. Finance lease right-of-use assets are amortized on a straight-line basis from the commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term. However, if the lease transfers ownership of the underlying asset to the lessee or the lessee is reasonably certain to exercise an option to purchase the underlying asset, the right-of-use assets are amortized to the end of the useful life of the underlying asset.
Operating Lease
In accordance with ASC 842 the Company determines if a contract contains a lease at inception and recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As the Company’s operating leases do not provide an implicit rate, management develops incremental borrowing rates based on the information available at the commencement date in determining the present

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
value of future payments. Lease agreements that have lease and non-lease components are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.
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
Patent Costs
The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in selling, general and administrative, or SG&A, expenses in the accompanying statements of operations and comprehensive loss.
Income Taxes
The Company reports deferred income taxes in accordance with ASC 740, Income Taxes, or ASC 740. ASC 740 requires a company to recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Indirect Taxes
The Company’s purchases of clinical drug supplies and raw materials, inventory transfers, and sales of commercial drug product are subject to indirect taxation in various jurisdictions outside of the U.S. Indirect tax payable is included in accrued indirect tax liabilities, the related expense is included in research and development, or R&D, expenses, and the related interest and penalties are included in SG&A expenses. The accrual is for the indirect tax incurred in various tax jurisdictions outside of the U.S. as a consequence of the Company’s supply chain activities or in connection with commercial sales of REZZAYO. To the extent that any accrued indirect taxes are determined to not be due and payable, then any associated liabilities and operating expenses will be reversed in future periods. Indirect tax amounts on commercial sales (product revenue) that can be billed to and recovered from our customers are included in accounts receivables. Indirect tax amounts related to inventory purchases and manufacturing are included within inventory.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, or ASC 606, which applies to all contracts with customers, except for elements of certain contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being reached. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or a collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones that are within its or a collaboration partner’s control, such as operational development milestones and any related constraint, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect collaboration revenues and earnings in the period of adjustment. Revisions to the Company’s estimate of the transaction price may also result in negative collaboration revenues and earnings in the period of adjustment.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Potential future payments for variable consideration, such as clinical, regulatory or commercial milestones, will be recognized when it is probable that, if recorded, a significant reversal will not take place. Potential future royalty payments will be recorded as revenue when the associated sales occur.
See Note 9 for additional information.
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
The transaction price to be recognized as revenue for each performance obligation under the Commercial Supply Agreements consists of variable consideration which is determined based on the estimated per vial costs, plus the contractually stated margin rate. The amounts recognized as revenue are adjusted, as needed, each reporting period based on actual costs incurred for each batch. Variable consideration is included in the transaction price only to the extent that it is considered probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company has made an accounting policy election to exclude from the transaction price any indirect taxes collected from customers. As a result, any such collections are recorded as indirect taxes liabilities. The transaction price will be fully allocated to the single performance obligation.
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
Research and Development Costs
R&D expenses consist of wages, benefits and stock-based compensation charges for research and development employees, scientific consultant fees, facilities and overhead expenses, laboratory supplies, manufacturing expenses in preclinical development and certain manufacturing expenses before FDA approval, nonclinical and clinical trial costs, and indirect taxes on clinical supplies and development materials. The Company accrues nonclinical and clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies, and other events.
Costs incurred in purchasing technology assets and intellectual property are charged to research and development expense if the technology has not been conclusively proven to be feasible and has no alternative future use.
Selling, General and Administrative Expenses
SG&A expenses relate to selling, finance, human resources, legal and other administrative activities. SG&A expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial planning and support functions. Other SG&A expenses include facility and overhead costs not otherwise included in cost of product revenue or research and development expenses, consultant expenses, travel expenses, professional fees for auditing, tax, legal, and other services, the branded prescription drug fee, and any accrued interest and penalties on accrued indirect tax liabilities.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
The assumptions included in the Black-Scholes option pricing model include (a) the risk-free interest rate, (b) the expected volatility of the Company’s stock, (c) the expected term of the award, and (d) the expected dividend yield. The Company computed the expected volatility data using the daily close prices for the Company’s common stock during the equivalent period of the calculated expected term of the Company’s stock-based awards. The Company estimated the expected life of employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities. The expected dividend yield of zero reflects that the Company has not paid cash dividends since inception and does not intend to pay cash dividends in the foreseeable future.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of basic and diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2023	2022
Common stock warrants	17,331	12,517,328
Series X Convertible Preferred Stock	21,044,720	18,184,720
Common stock options, RSUs and PRSUs issued and outstanding	12,764,068	9,323,495
Total	33,826,119	40,025,543

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Fair Value of Financial Instruments
The Company follows ASC 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, with respect to fair value reporting for financial assets and liabilities. The guidance defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, accrued compensation and benefits, and lease liabilities. The carrying amount of these financial instruments are generally considered to be representative of their respective fair values because of their short-term nature.
Recently Issued and Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that are adopted by the Company as of the specified effective date.
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt this guidance for the fiscal year ending December 31, 2025 and believes, based on its preliminary assessment, that this new guidance will not have a material impact on the Company’s consolidated financial statements or related disclosures.
The Company believes, based on its preliminary assessment, that any other recently issued, but not yet adopted, accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or related disclosures, or do not apply to the Company.
3. FAIR VALUE MEASUREMENTS
The Company follows ASC 820-10, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
December 31, 2023
Assets:
Cash and money market accounts	$35,778	$35,778	$—	$—
Total assets at fair value	$35,778	$35,778	$—	$—

December 31, 2022
Assets:
Cash and money market accounts	$32,731	$32,731	$—	$—
Total assets at fair value	$32,731	$32,731	$—	$—
4. INVENTORY
Inventory consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$2,691	$—
Work-in-process	3,406	—
Finished goods	—	—
Total inventory	$6,097	$—
The Company’s capitalized inventory consists of costs incurred subsequent to FDA approval of REZZAYO in March 2023. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to research and development expense in the period incurred. There were no inventory write downs during the year ended December 31, 2023.
5. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$2,817	$2,415
Leasehold improvements	425	425
Computer hardware and software	327	305
Office equipment	36	93
Furniture and fixtures	142	142
	3,747	3,380
Less accumulated depreciation and amortization	(3,190)	(3,158)
Total	$557	$222
Depreciation and amortization of property and equipment of $0.1 million and $0.1 million were recorded for the years ended December 31, 2023, and 2022, respectively.

CIDARA THERAPEUTICS, INC.
6. DEBT
Term Loan
On October 3, 2016, the Company entered into a loan and security agreement, or the Loan Agreement, with Pacific Western Bank, as the collateral agent and a lender, or the Lender, pursuant to which the Company has borrowed $10.0 million from the Lender, or the Term A Loan. The Term A Loan bore interest at a variable annual rate equal to the greater of (i) 4.50% or (ii) the Lender’s prime interest rate plus 0.75%, and matured on July 3, 2022. The Term A Loan had an interest-only period through April 3, 2020, which was followed by equal monthly principal payments and was paid in full on July 5, 2022.
7. STOCKHOLDERS’ EQUITY
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement, or the Sales Agreement, entered into on November 8, 2018 with Cantor Fitzgerald & Co, or Cantor. During the years ended December 31, 2023 and 2022, the Company sold 6,219,741 and 3,414,926 shares of common stock for net proceeds of approximately $8.7 million and $2.4 million, respectively, after deducting placement agent fees. As of December 31, 2023, the remaining capacity under the Sales Agreement is $37.1 million.
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
Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at December 31, 2023.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share.
On August 12, 2020, at the request of certain holders, 52,241 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 522,410 shares of the Company’s common stock. As of December 31, 2023 and 2022 shares of preferred stock designated as Series X Convertible Preferred Stock totaled 4,947,759.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
Common Stock
The Company had 200,000,000 shares of common stock authorized as of December 31, 2023. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Warrants
As of December 31, 2023, warrants to purchase 17,331 shares of the Company’s common stock were outstanding with a weighted average exercise price of $11.54 per share. During the year ended December 31, 2023, 12,499,997 common stock warrants expired unexercised.
As of December 31, 2022, warrants to purchase 12,517,328 shares of the Company’s common stock were outstanding with a weighted average exercise price of $6.82 per share.
The warrants had no intrinsic value at December 31, 2023 and 2022. The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	December 31,
	2023	2022
Common stock warrants	17,331	12,517,328
Series X Convertible Preferred Stock	21,044,720	18,184,720
Common stock options, RSUs and PRSUs issued and outstanding	12,764,068	9,323,495
Authorized for future stock awards	3,411,463	4,469,969
Awards available under the ESPP	987,756	806,968
Total	38,225,338	45,302,480
8. EQUITY INCENTIVE PLANS
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation. During the years ended December 31, 2023 and 2022, 309,548 and 363,596 shares, respectively, were issued pursuant to the ESPP.
As of December 31, 2023, total unrecognized compensation expense related to the ESPP was immaterial and is expected to be recognized over approximately 0.4 years.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the year ended December 31, 2023:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,223,871	$1.47
RSUs and PRSUs granted	1,515,817	1.00
RSUs and PRSUs vested	(490,520)	1.48
RSUs and PRSUs canceled	(151,115)	1.29
Outstanding at December 31, 2023	2,098,053	$1.14
The weighted-average grant date fair value of RSUs and PRSUs granted by the Company during the year ended December 31, 2022 was $0.83 per share. The total fair value of RSUs and PRSUs vested during the years ended December 31, 2023 and 2022 was approximately $0.7 million and $1.6 million, respectively.
At December 31, 2023, estimated unrecognized compensation expense related to RSUs and PRSUs granted was approximately $1.7 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Stock Options
The following table summarizes stock option activity during the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	8,099,624	$2.78	6.65	$48
Options granted	3,233,558	1.02
Options exercised	(25,750)	0.83
Options canceled	(641,417)	3.12
Outstanding at December 31, 2023	10,666,015	$2.23	6.72	$57
Vested and expected to vest at December 31, 2023	10,666,015	$2.23	6.72	$57
Exercisable at December 31, 2023	7,236,987	$2.75	5.71	$54
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the years ended December 31, 2023 and 2022 was $0.72 and $0.51, respectively, per share.
As of December 31, 2023, total unrecognized share-based compensation expense related to unvested stock options was approximately $2.4 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
The following table summarizes the Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted to employees under the 2015 EIP and 2020 IIP and the shares purchasable under the 2015 ESPP during the periods presented:

	For the years ended December 31,
	2023	2022
2015 EIP and 2020 IIP
Risk-free interest rate	3.58% - 4.61%	1.39% - 4.02%
Expected dividend yield	0%	0%
Expected volatility	82% - 83%	70% - 75%
Expected term (years)	5.50 - 6.08	5.50 - 6.08
2015 ESPP
Risk-free interest rate	4.29% - 5.43%	1.57% - 2.65%
Expected dividend yield	0%	0%
Expected volatility	64% - 147%	75% - 98%
Expected term (years)	0.50 - 2.00	0.50 - 2.00
Stock-based compensation expense recognized for RSUs, PRSUs, stock options, and the ESPP has been reported in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2023	2022
Research and development	$1,592	$1,760
Selling, general and administrative	1,469	1,945
Total	$3,061	$3,705

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
9. SIGNIFICANT AGREEMENTS AND CONTRACTS
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
The Company’s Retained Rights. As of December 31, 2023, the Company retained the exclusive right to develop, register and commercialize the Mundipharma Licensed Product, Subcutaneous Product and Other Products in Japan, or the Company Territory, and Mundipharma has granted the Company certain licenses under Mundipharma-controlled technology and jointly-developed technology to develop, register and commercialize Mundipharma Licensed Product, Subcutaneous Product and Other Products in the Company Territory and to manufacture such products and rezafungin worldwide.
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
Revenue Recognition
As of December 31, 2023, the Company determined the transaction price is equal to the up-front fee of $30.0 million, plus the research and development funding of $31.2 million, plus milestones achieved of $25.1 million. The common stock issued pursuant to the Mundipharma Stock Purchase Agreement was determined to be issued at fair market value after applying a lack of marketability discount as Mundipharma received restricted shares. Therefore, no additional premium or discount was allocated to the transaction price of the Mundipharma Collaboration Agreement for the share issuance. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Mundipharma Collaboration Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
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
Milestone Payments. In November 2020, the Company achieved a $11.1 million milestone under the Mundipharma Collaboration Agreement, which is recorded as current contract liabilities as of December 31, 2023 because the rights to consideration is expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. As of December 31, 2023, the Company estimated the uncredited portion to be approximately $10.1 million in December 2024. In December 2021, August 2022, and December 2023, the Company achieved milestones of $2.8 million, $11.1 million, and $11.1 million, respectively, under the Mundipharma Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as contract liabilities at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones achieved as of December 31, 2023 in January 2022, September 2022, and February 2024, respectively. The Company determined that as of December 31, 2023, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these milestone payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
In January 2024, the Company achieved a milestone of $2.8 million under the Mundipharma Collaboration Agreement for which the Company received payment in April 2024.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize royalty revenue when the related sales occur. No royalty revenue was recognized during the years ended December 31, 2023 and 2022.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Collaboration. The Company and Janssen will collaborate in the research, preclinical development and early clinical development of CD388 or another mutually-agreed influenza DFC development candidate, or, in each case, the Development Candidate, under a mutually-agreed research and development plan, or the Research Plan, with the objective of advancing such Development Candidate through the completion of mutually-agreed Phase 1 clinical trials and the first Phase 2 clinical trial, or Phase 2 Study. Unless otherwise agreed by the parties, the Company is responsible for performing, or having performed, all investigational new drug application, or IND, -enabling studies and clinical trials under the Research Plan, and the Company is the IND holder for the Research Plan clinical trials. Both parties will be responsible for conducting certain specified CMC development activities under the Research Plan. Janssen will be solely responsible, and reimburse the Company, for internal full-time equivalent and out-of-pocket costs incurred by the Company in performing Research Plan activities in accordance with a mutually-agreed budget.
In September 2023 Janssen delivered its Election to Proceed Notice for CD388 whereby Janssen will assume the future development, manufacturing and commercialization activities of CD388 under the Janssen Collaboration Agreement. The Company continues to work in collaboration with Janssen to complete the Phase 1 and Phase 2a clinical trials and will be reimbursed for all ongoing development activities by Janssen as per the Janssen Collaboration Agreement.
Following Janssen’s Election to Proceed Notice, Janssen, is obligated at its sole expense to diligently continue development and commercialization.
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
Financial Terms. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid the Company an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, the Company was eligible for reimbursement by Janssen of up to $58.2 million in research and development costs incurred in conducting Research Plan activities. The Company was also be eligible to receive up to $695.0 million in development, regulatory and commercial milestone payments, as well as royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Revenue Recognition
As of December 31, 2023, the Company determined the transaction price is equal to the up-front fee of $27.0 million, plus the research and development funding of $49.8 million, plus milestones achieved of $10.0 million. The transaction price includes the total estimated costs related to research and development and clinical supply services, which can increase or decrease as costs to continue the research and development efforts become known. No revenue was reversed due to the change in transaction price as revenue is recognized based on actual amounts billed. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Janssen Collaboration Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Janssen in May 2021, therefore the Company recognized the revenue related to this performance obligation in the amount of $26.8 million, as restated, in May 2021 as collaboration revenue in its consolidated statements of operations and comprehensive loss.
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
Milestone Payments. In March 2022 and September 2023, the Company achieved milestones of $3.0 million and $7.0 million, respectively, under the Janssen Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as contract liabilities at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones in May 2022 and September 2023, respectively. The Company determined that as of December 31, 2023, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these milestone payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize royalty revenue when the related sales occur. No royalty revenue was recognized during the years ended December 31, 2023 and 2022.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Commercialization. Melinta is solely responsible for the commercialization of rezafungin in the Melinta Territory, at its sole expense.
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
Continued Development and Regulatory Activities. The Company is responsible, at its sole expense, for conducting an agreed upon development plan, or the Melinta Development Plan, that includes, among other activities, (a) completion of the ongoing ReSPECT Phase 3 pivotal clinical trial for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients, or the Prophylaxis Indication, (b) preparation and submission to the FDA of a supplemental new drug application, or sNDA, for the Melinta Licensed Product in the Prophylaxis Indication, (c) site close-out activity worldwide (outside of China) for the Company’s ReSTORE Phase 3 pivotal clinical trial for the treatment of candidemia and invasive candidiasis, or the Treatment Indication, (d) certain nonclinical studies and other nonclinical activities, (e) certain CMC activities for the Melinta Licensed Product, and (f) all other development activities that are required by the FDA to obtain marketing approval of the Melinta Licensed Product in the Treatment Indication and the Prophylaxis Indication in the Melinta Territory.
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
Revenue Recognition
As of December 31, 2023, the Company determined the transaction price is equal to the up-front fee of $30.0 million, plus a milestone achieved of $20.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the research and development efforts and costs for manufacturing clinical supplies. A description of the distinct performance obligations identified under the Melinta License Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
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
Clinical Supply Services. The Company’s obligation to supply rezafungin for ongoing clinical development in the Melinta Territory represents a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services is best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services. Revenue related to the clinical supply services performance obligation recognized during the year ended December 31, 2023 was immaterial.
Milestone Payments. In March 2023, the Company achieved a $20.0 million milestone under the Melinta License Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with the milestone has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as contract liabilities at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for this milestone in April 2023. The Company determined that as of December 31, 2023, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these milestone payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize royalty revenue when the related sales occur. The Company recognized $0.2 million in royalty revenue during the year ended December 31, 2023 following the commercial launch of REZZAYO by Melinta in the U.S. on July 31, 2023. No royalty revenue was recognized during the year ended December 31, 2022.
Costs to Obtain a Contract with a Customer
The Company incurred costs to a third party to obtain the Melinta License Agreement and capitalized $2.0 million upon execution of the Melinta License Agreement, and capitalized an additional $0.5 million upon achievement of a milestone, in accordance with ASC 340, Other Assets and Deferred Costs. The Company incurred these costs in connection with all the performance obligations identified in the Melinta License Agreement and allocated the capitalized contract costs to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. The Company recognized expense during the years ended December 31, 2023 and 2022 of $0.5 million and $1.8 million, respectively, and is included within SG&A expenses in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2023, the remaining balance of the asset recognized from costs to obtain the Melinta License Agreement was $0.2 million.
Contract Liabilities
The following table presents a summary of the activity in the Company’s contract liabilities pertaining to the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement during the year ended December 31, 2023 (in thousands):

Opening balance, December 31, 2022 (As Restated)	$35,139
Payments received in advance	1,755
Payments receivable	1,488
Revenue from performance obligations satisfied during reporting period	(9,042)
Closing balance, December 31, 2023	$29,340

Current portion of contract liabilities	$25,095
Long-term portion of contract liabilities	4,245
Total contract liabilities, December 31, 2023	$29,340

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
As of December 31, 2023, the aggregate transaction price allocated to performance obligations that are unsatisfied is $11.5 million, $3.8 million and $3.7 million under the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively. These amounts are expected to be recognized over 2 years, 0.5 years, and 2 years which represent the remaining research periods under the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively.
As of December 31, 2023, the Company recorded $13.9 million, $1.9 million, and $0.4 million in accounts receivable associated with the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively. As of December 31, 2022, the Company recorded $0.2 million and $5.6 million in accounts receivable associated with the Mundipharma Collaboration Agreement and Janssen Collaboration Agreement, respectively.
The following table presents our collaboration revenue disaggregated by collaborator and timing of revenue recognition (in thousands):

	Year Ended December 31, 2023
	Mundipharma	Janssen	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property - upon milestones achieved	$3,252	$2,347	$17,257
Clinical Drug Supply	26	—	—
Royalties	—	—	168
Over Time:
Research and Development Services	12,303	19,011	2,441
Clinical Supply Services	840	1,925	—
Total Revenue from Collaboration and License Agreements	$16,421	$23,283	$19,866

	Year Ended December 31, 2022
	Mundipharma	Janssen	Melinta
		(As Restated)
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property - upon transfer of license	$—	$—	$25,885
License of Intellectual Property - upon milestones achieved	3,252	976	—
Clinical Drug Supply	484	—	—
Over Time:
Research and Development Services	9,595	18,814	811
Clinical Supply Services	925	3,706	—
Total Revenue from Collaboration and License Agreements	$14,256	$23,496	$26,696

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
10. INCOME TAXES
The tax provision for income taxes consisted of the following (in thousands):

	December 31,
	2023	2022

Current tax provision:
Federal	$393	$248
State	50	24
Total current tax provision	443	272
Deferred tax provision:
Federal	—	—
State	—	—
Total deferred tax provision	—	—
Total tax provision	$443	$272
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
The following table provides a reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes (in thousands):

	Years Ended December 31,
	2023	2022
		(As Restated)
Federal income taxes at 21% for 2023 and 2022	$(4,723)	$(7,029)
State income tax, net of federal benefit	(186)	(247)
Nondeductible expenses	260	415
Tax credits	(2,076)	(1,877)
Rate change	(54)	491
Change in valuation allowance	6,373	(19,684)
Reserve for uncertain tax positions	519	(10,423)
162m deferred tax asset limitation	128	82
382 NOL and tax credit limitation	—	37,513
Expired stock awards	174	1,052
Other	28	(21)
Income tax expense	$443	$272
Current year tax expense is primarily the result of capitalized Internal Revenue Code, or IRC, Section 174 research and development expenditures, effective January 1, 2022, creating taxable income which can be offset with net operating losses and credits that are limited in use by IRC Sections 382 and 383.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
		(As Restated)
Deferred tax assets:
Net operating losses	$35,506	$42,043
Tax credits	9,747	9,327
Intangibles	136	160
Capitalized R&D	25,871	14,706
Stock compensation	1,424	1,385
Lease liabilities	1,112	275
Deferred revenue	5,951	5,620
Accrued indirect tax liabilities	4,114	2,617
Other	725	1,018
Total deferred tax assets	84,586	77,151
Less valuation allowance	(83,086)	(76,713)
Deferred tax assets, net of valuation allowance	1,500	438
Deferred tax liabilities:
Prepaid expenses	(214)	(189)
Capitalized inventory costs	(244)	—
Right-of-use assets	(1,042)	(249)
Total deferred tax liabilities	(1,500)	(438)
Net deferred tax assets	$—	$—
At December 31, 2023, the Company had federal and state tax net operating loss carryforwards of approximately $153.8 million and $131.2 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2035 and 2029, respectively, unless previously utilized. The Company also has federal research and development credit and orphan drug credit carryforwards totaling $9.5 million and state research and development credit carryforwards totaling $5.3 million. The federal research and development credit and orphan drug credit carryforwards begin to expire in 2035, unless previously utilized. The state research and development credit carryforwards begin to expire in 2029, with the exception of $5.3 million which have no expiration date.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence, including a history of operating losses, management has determined that it is more likely than not that the net deferred tax assets will not be realized. The valuation allowance increased by $6.4 million in 2023 and decreased by $19.7 million in 2022.
Future utilization of the Company’s net operating loss and tax credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to IRC Sections 382 and 383, as a result of ownership changes that may have occurred or that could occur in the future. An ownership change occurs when a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards through 2023 and has adjusted the attributes for their estimated limitation.
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. At December 31, 2023 and 2022, the unrecognized tax benefits recorded were approximately $11.5 million and $11.0 million, respectively. Approximately $9.7 million of the unrecognized tax benefits would reduce the Company’s annual effective tax rates, if recognized, subject to the valuation allowance. The Company adjusted the uncertain tax position in the current year on certain attributes related to the IRC Section 382/383 analysis performed in the current year. The Company does not anticipate a significant change in the unrecognized tax benefits within the next 12 months.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2023 and 2022 is as follows (in thousands):

	Years Ended December 31,
	2023	2022
		(As Restated)
Balance as of the beginning of the year	$11,015	$23,990
Increases related to current year tax positions	552	497
Decreases related to prior year tax positions	(47)	(13,472)
Balance as of the end of the year	$11,520	$11,015
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
11. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company at December 31, 2023 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.
Finance Lease Obligations
The Company has a finance lease for lab equipment which was entered into in November 2023. The finance lease has a term of 36 months, monthly lease payments of $25,009, and an option to purchase the lab equipment for $1 at the end of the finance lease term. As of December 31, 2023, the Company was reasonably certain that it would exercise the option to purchase the lab equipment at the end of the finance lease term. The useful life of the lab equipment is estimated to be 10 years. The rate implicit to the finance lease used in measuring the Company’s finance lease liability was 8.0%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance lease as of December 31, 2023 (in thousands):

2024	$275
2025	300
2026	300
2027	25
Total undiscounted finance lease payments	900
Less: Imputed interest	(107)
Present value of finance lease payments	$793
The balance sheet classification of the Company’s finance lease is as follows (in thousands):

Balance Sheet Classification:
Finance lease right-of-use asset	$788
Accumulated amortization	(6)
Net finance lease right-of-use asset	$782

Current portion of finance lease liability	$218
Long-term finance lease liability	575
Total finance lease liabilities	$793

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
As of December 31, 2023, the weighted average remaining finance lease term was 3.1 years.
Cash paid for amounts included in the measurement of finance lease liabilities was zero for the year ended December 31, 2023.
Finance lease costs were immaterial for the year ended December 31, 2023.
Operating Lease Obligations
The Company has an operating lease for laboratory and office space in San Diego, California which was entered into in June 2014. Amendments for additional space were entered into in February 2015, March 2015 and August 2015. On April 20, 2023, the Company entered into a seventh amendment to its operating lease with Nancy Ridge Technology Center, L.P. which extended the term of the operating lease by an additional 36 months and increases the base rent to $133,371 per month effective January 1, 2024, subject to 4% increases every January. The operating lease expires on December 31, 2026 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. As of December 31, 2023, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total operating lease term for accounting purposes. The incremental borrowing rate used in measuring the Company’s operating lease liability was 12.0%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating lease as of December 31, 2023 (in thousands):

2024	$1,600
2025	1,665
2026	1,731
Total undiscounted operating lease payments	4,996
Less: Imputed interest	(912)
Present value of operating lease payments	$4,084
The balance sheet classification of the Company’s operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$3,788

Current portion of operating lease liability	$1,082
Long-term operating lease liability	3,002
Total operating lease liabilities	$4,084
As of December 31, 2023, the weighted average remaining operating lease term was 3 years.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.3 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively.
Operating lease costs were $1.6 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively. These costs are primarily related to the Company’s operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for research and development activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Restatement of Interim Financial Information (Unaudited)
Due to the misstatements described in Note 1 above, the Company has restated its unaudited condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit), and condensed consolidated statements of cash flows for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023 and September 30, 2023.

	March 31, 2023			March 31, 2022
Corrected Condensed Consolidated Balance Sheets (unaudited)	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$47,976	$—	$47,976	$36,488	$—	$36,488
Restricted Cash	—	—	—	1,482	—	1,482
Accounts receivable	25,826	295	26,121	8,783	—	8,783
Prepaid expenses and other current assets	5,686	25	5,711	5,254	—	5,254
Total current assets	79,488	320	79,808	52,007	—	52,007
Property and equipment, net	270	—	270	239	—	239
Operating lease right-of-use asset	917	(81)	836	2,030	(184)	1,846
Other assets	1,061	—	1,061	1,019	—	1,019
Total assets	$81,736	$239	$81,975	$55,295	$(184)	$55,111
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	3,980	46	4,026	2,861	—	2,861
Accrued liabilities	9,078	30	9,108	9,234	720	9,954
Accrued indirect tax liabilities	—	11,795	11,795	—	7,942	7,942
Accrued compensation and benefits	5,843	—	5,843	3,079	—	3,079
Current contract liabilities	15,761	29	15,790	14,260	—	14,260
Current portion of operating lease liability	1,001	(81)	920	1,190	(100)	1,090
Current portion of term loan	—	—	—	1,481	—	1,481
Total current liabilities	35,663	11,819	47,482	32,105	8,562	40,667
Long-term contract liabilities	19,236	150	19,386	17,229	—	17,229
Long-term operating lease liability	—	—	—	1,004	(84)	920
Total liabilities	54,899	11,969	66,868	50,338	8,478	58,816
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock (1)
Series X Convertible Preferred stock (2)	—	—	—	—	—	—
Common stock (3)	9	—	9	7	—	7
Additional paid-in capital	430,585	—	430,585	400,398	(720)	399,678
Accumulated deficit	(403,757)	(11,730)	(415,487)	(395,448)	(7,942)	(403,390)
Total stockholders’ equity (deficit)	26,837	(11,730)	15,107	4,957	(8,662)	(3,705)
Total liabilities and stockholders’ equity (deficit)	$81,736	$239	$81,975	$55,295	$(184)	$55,111

(1) Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2023 and March 31, 2022
(2) Series X Convertible Preferred Stock, $0.0001 par value; 4,947,759 shares authorized at March 31, 2023 and March 31, 2022; 2,156,713 shares issued and 2,104,472 shares outstanding at March 31, 2023; 1,870,713 shares issued and 1,818,472 shares outstanding at March 31, 2022

(3) Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2023 and March 31, 2022; 90,024,562 shares issued and outstanding at March 31, 2023 and 69,049,247 shares issued and outstanding at March 31, 2022

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

	June 30, 2023			June 30, 2022
Corrected Condensed Consolidated Balance Sheets (unaudited)	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$50,430	$—	$50,430	$24,637	$—	$24,637
Restricted cash	—	—	—	370	—	370
Accounts receivable	5,483	—	5,483	4,833	—	4,833
Inventory	1,954	434	2,388	—	—	—
Prepaid expenses and other current assets	4,373	—	4,373	6,706	—	6,706
Total current assets	62,240	434	62,674	36,546	—	36,546
Property and equipment, net	297	—	297	201	—	201
Operating lease right-of-use asset	4,388	(81)	4,307	1,764	(162)	1,602
Other assets	1,061	—	1,061	1,013	—	1,013
Total assets	$67,986	$353	$68,339	$39,524	$(162)	$39,362
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	1,899	—	1,899	3,091	—	3,091
Accrued liabilities	10,022	—	10,022	8,567	—	8,567
Accrued indirect tax liabilities	—	13,431	13,431	—	10,582	10,582
Accrued compensation and benefits	3,582	—	3,582	3,464	—	3,464
Current contract liabilities	14,975	—	14,975	14,730	—	14,730
Current portion of operating lease liability	942	(81)	861	1,233	(104)	1,129
Current portion of term loan	—	—	—	370	—	370
Total current liabilities	31,420	13,350	44,770	31,455	10,478	41,933
Long-term contract liabilities	17,551	—	17,551	15,351	—	15,351
Long-term operating lease liability	3,601	—	3,601	679	(58)	621
Total liabilities	52,572	13,350	65,922	47,485	10,420	57,905
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock (4)
Series X Convertible Preferred stock (5)	—	—	—	—	—	—
Common stock (6)	9	—	9	7	—	7
Additional paid-in capital	431,519	—	431,519	400,599	—	400,599
Accumulated deficit	(416,114)	(12,997)	(429,111)	(408,567)	(10,582)	(419,149)
Total stockholders’ equity (deficit)	15,414	(12,997)	2,417	(7,961)	(10,582)	(18,543)
Total liabilities and stockholders’ equity (deficit)	$67,986	$353	$68,339	$39,524	$(162)	$39,362

(4) Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2023 and June 30, 2022
(5) Series X Convertible Preferred Stock, $0.0001 par value; 4,947,759 shares authorized at June 30, 2023 and June 30, 2022; 2,156,713 shares issued and 2,104,472 shares outstanding at June 30, 2023; 1,870,713 shares issued and 1,818,472 shares outstanding at June 30, 2022

(6) Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2023 and June 30, 2022; 90,251,746 shares issued and outstanding at June 30, 2023 and 69,238,508 shares issued and outstanding at June 30, 2022

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

	September 30, 2023			September 30, 2022
Corrected Condensed Consolidated Balance Sheets (unaudited)	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$48,670	$—	$48,670	$53,078	$—	$53,078
Accounts receivable	2,855	323	3,178	5,042	—	5,042
Inventory	2,467	434	2,901	—	—	—
Prepaid expenses and other current assets	3,712	—	3,712	5,779	—	5,779
Total current assets	57,704	757	58,461	63,899	—	63,899
Property and equipment, net	580	—	580	173	—	173
Operating lease right-of-use asset	4,131	(81)	4,050	1,491	(137)	1,354
Other assets	1,053	—	1,053	1,295	—	1,295
Total assets	$63,468	$676	$64,144	$66,858	$(137)	$66,721
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	3,661	—	3,661	4,244	—	4,244
Accrued liabilities	11,772	—	11,772	8,162	—	8,162
Accrued indirect tax liabilities	—	14,689	14,689	—	11,314	11,314
Accrued compensation and benefits	4,457	—	4,457	4,117	—	4,117
Current contract liabilities	14,679	—	14,679	15,249	—	15,249
Current portion of operating lease liability	1,051	(81)	970	1,277	(108)	1,169
Total current liabilities	35,620	14,608	50,228	33,049	11,206	44,255
Long-term contract liabilities	16,504	—	16,504	24,398	—	24,398
Long-term operating lease liability	3,306	—	3,306	344	(29)	315
Total liabilities	55,430	14,608	70,038	57,791	11,177	68,968
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock (7)
Series X Convertible Preferred stock (8)	—	—	—	—	—	—
Common stock (9)	9	—	9	7	—	7
Additional paid-in capital	432,315	—	432,315	402,649	—	402,649
Accumulated deficit	(424,286)	(13,932)	(438,218)	(393,589)	(11,314)	(404,903)
Total stockholders’ equity (deficit)	8,038	(13,932)	(5,894)	9,067	(11,314)	(2,247)
Total liabilities and stockholders’ equity (deficit)	$63,468	$676	$64,144	$66,858	$(137)	$66,721

(7) Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2023 and September 30, 2022
(8) Series X Convertible Preferred Stock, $0.0001 par value; 4,947,759 shares authorized at September 30, 2023 and September 30, 2022; 2,156,713 shares issued and 2,104,472 shares outstanding at September 30, 2023; 1,870,713 shares issued and 1,818,472 shares outstanding at September 30, 2022

(9) Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2023 and September 30, 2022; 90,415,944 shares issued and outstanding at September 30, 2023 and 71,181,197 shares issued and outstanding at September 30, 2022

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
Corrected Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Revenues:
Collaboration revenue	$25,990	$117	$26,107	$7,109	$160	$7,269
Total revenues	25,990	117	26,107	7,109	160	7,269
Operating expenses:
Research and development	18,715	154	18,869	20,166	215	20,381
General and administrative	4,298	159	4,457	5,204	138	5,342
Total operating expenses	23,013	313	23,326	25,370	353	25,723
Income (loss) from operations	2,977	(196)	2,781	(18,261)	(193)	(18,454)
Other income (expense), net:
Interest income (expense), net	232	—	232	(20)	—	(20)
Total other income (expense), net	232	—	232	(20)	—	(20)
Net income (loss) and comprehensive income (loss)	3,209	(196)	3,013	(18,281)	(193)	(18,474)
Allocation of earnings to participating securities	(677)	41	(636)	—	—	—
Net income (loss) attributable to common stockholders	$2,532	$(155)	$2,377	$(18,281)	$(193)	$(18,474)
Basic net earnings (loss) per common share (10)	$0.03		$0.03	$(0.27)		$(0.27)
Diluted net earnings (loss) per common share (10)	$0.03		$0.03	$(0.27)		$(0.27)
Shares used to compute basic net earnings (loss) per common share	78,640,086		78,640,086	68,138,116		68,138,116
Shares used to compute diluted net earnings (loss) per common share	101,189,396		101,189,396	68,138,116		68,138,116

(10) As the Company was in an income position for the three-months ended March 31, 2023, the two-class method was used to compute basic net earnings per share and the Company calculated diluted net earnings per share based on the more dilutive of (1) the treasury stock method, reverse treasury stock method or if-converted method, as applicable, or (2) the two-class method.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
Corrected Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Revenues:
Collaboration revenue	$7,614	$(117)	$7,497	$6,216	$—	$6,216
Total revenues	7,614	(117)	7,497	6,216	—	6,216
Operating expenses:
Research and development	17,135	421	17,556	15,255	1,375	16,630
General and administrative	3,310	729	4,039	4,074	1,265	5,339
Total operating expenses	20,445	1,150	21,595	19,329	2,640	21,969
Loss from operations	(12,831)	(1,267)	(14,098)	(13,113)	(2,640)	(15,753)
Other income (expense), net:
Interest income (expense), net	623	—	623	(6)	—	(6)
Total other income (expense), net	623	—	623	(6)	—	(6)
Net loss before income tax expense	(12,208)	(1,267)	(13,475)	(13,119)	(2,640)	(15,759)
Income tax expense	(149)	—	(149)	—	—	—
Net loss and comprehensive loss	$(12,357)	$(1,267)	$(13,624)	$(13,119)	$(2,640)	$(15,759)
Basic and diluted net loss per common share	$(0.14)		$(0.15)	$(0.19)		$(0.23)
Shares used to compute basic and diluted net loss per common share	90,115,859		90,115,859	69,133,700		69,133,700

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
Corrected Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Revenues:
Collaboration revenue	$33,604	$—	$33,604	$13,325	$160	$13,485
Total revenues	33,604	—	33,604	13,325	160	13,485
Operating expenses:
Research and development	35,850	575	36,425	35,421	1,590	37,011
General and administrative	7,608	888	8,496	9,278	1,403	10,681
Total operating expenses	43,458	1,463	44,921	44,699	2,993	47,692
Loss from operations	(9,854)	(1,463)	(11,317)	(31,374)	(2,833)	(34,207)
Other income (expense), net:
Interest income (expense), net	855	—	855	(26)	—	(26)
Total other income (expense), net	855	—	855	(26)	—	(26)
Loss before income tax expense	(8,999)	(1,463)	(10,462)	(31,400)	(2,833)	(34,233)
Income tax expense	(149)	—	(149)	—	—	—
Net loss and comprehensive loss	$(9,148)	$(1,463)	$(10,611)	$(31,400)	$(2,833)	$(34,233)
Basic and diluted net loss per common share	$(0.11)		$(0.13)	$(0.46)		$(0.50)
Shares used to compute basic and diluted net loss per common share	84,409,667		84,409,667	68,638,651		68,638,651

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
Corrected Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Revenues:
Collaboration revenue	$11,250	$—	$11,250	$40,744	$—	$40,744
Product revenue	1,468	—	1,468	—	—	—
Total revenues	12,718	—	12,718	40,744	—	40,744
Operating expenses:
Cost of product revenue	387	—	387	—	—	—
Research and development	17,330	59	17,389	20,041	242	20,283
General and administrative	3,556	876	4,432	5,780	490	6,270
Total operating expenses	21,273	935	22,208	25,821	732	26,553
Income (loss) from operations	(8,555)	(935)	(9,490)	14,923	(732)	14,191
Other income, net:
Interest income, net	613	—	613	55	—	55
Total other income, net	613	—	613	55	—	55
Net income (loss) before income tax expense	(7,942)	(935)	(8,877)	14,978	(732)	14,246
Income tax expense	(230)	—	(230)	—	—	—
Net income (loss) and comprehensive income (loss)	(8,172)	(935)	(9,107)	14,978	(732)	14,246
Allocation of earnings to participating securities	—	—	—	(3,081)	150	(2,931)
Net income (loss) attributable to common stockholders	$(8,172)	$(935)	$(9,107)	$11,897	$(582)	$11,315
Basic net earnings (loss) per common share (11)	$(0.09)		$(0.10)	$0.17		$0.16
Diluted net earnings (loss) per common share (11)	$(0.09)		$(0.10)	$0.17		$0.16
Shares used to compute basic net earnings (loss) per common share	90,287,441		90,287,441	70,217,985		70,217,985
Shares used to compute diluted net earnings (loss) per common share	90,287,441		90,287,441	88,592,568		88,592,568

(11) As the Company was in an income position for the three-months ended September 30, 2022, the two-class method was used to compute basic net earnings per share and the Company calculated diluted net earnings per share based on the more dilutive of (1) the treasury stock method, reverse treasury stock method or if-converted method, as applicable, or (2) the two-class method.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
Corrected Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Revenues:
Collaboration revenue	$44,854	$—	$44,854	$54,069	$160	$54,229
Product revenue	1,468	—	1,468	—	—	—
Total revenues	46,322	—	46,322	54,069	160	54,229
Operating expenses:
Cost of product revenue	387	—	387	—	—	—
Research and development	53,180	634	53,814	55,462	1,832	57,294
General and administrative	11,164	1,764	12,928	15,058	1,893	16,951
Total operating expenses	64,731	2,398	67,129	70,520	3,725	74,245
Loss from operations	(18,409)	(2,398)	(20,807)	(16,451)	(3,565)	(20,016)
Other income, net:
Interest income, net	1,468	—	1,468	29	—	29
Total other income, net	1,468	—	1,468	29	—	29
Net loss before income tax expense	(16,941)	(2,398)	(19,339)	(16,422)	(3,565)	(19,987)
Income tax expense	(379)	—	(379)	—	—	—
Net loss and comprehensive loss	$(17,320)	$(2,398)	$(19,718)	$(16,422)	$(3,565)	$(19,987)
Basic and diluted net loss per common share	$(0.20)		$(0.23)	$(0.24)		$(0.29)
Shares used to compute basic and diluted net loss per common share	86,390,446		86,390,446	69,170,865		69,170,865

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
Corrected Condensed Consolidated Statement of Cash Flows (unaudited)	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Operating activities:
Net income (loss)	$3,209	$(196)	$3,013	$(18,281)	$(193)	$(18,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	640	—	640	1,338	—	1,338
Non-cash operating lease expense	288	(26)	262	258	(24)	234
Depreciation and amortization	32	—	32	39	—	39
Amortization of costs to obtain a contract with a customer	475	—	475	—	—	—
Non-cash interest expense	—	—	—	1	—	1
Changes in assets and liabilities:
Accounts receivable	(19,993)	(295)	(20,288)	(3,427)	—	(3,427)
Prepaid expenses, other current assets, and other assets	872	(24)	848	(1,120)	—	(1,120)
Accounts payable and accrued liabilities	3,116	76	3,192	657	—	657
Accrued indirect tax liabilities	—	261	261	—	353	353
Accrued compensation and benefits	921	—	921	(1,953)	—	(1,953)
Contract liabilities	(142)	178	36	(844)	(160)	(1,004)
Operating lease liabilities	(316)	26	(290)	(276)	24	(252)
Net cash used in operating activities	(10,898)	—	(10,898)	(23,608)	—	(23,608)
Investing activities:
Purchases of property and equipment	(94)	—	(94)	(84)	—	(84)
Net cash used in investing activities	(94)	—	(94)	(84)	—	(84)
Financing activities:
Proceeds from underwritten public offering, net of issuance costs	17,593	—	17,593	—	—	—
Proceeds from public offering of common stock, net of issuance costs	8,630	—	8,630	500	—	500
Proceeds from exercise of stock options	14	—	14	—	—	—
Principal repayments of Term Loan	—	—	—	(1,111)	—	(1,111)
Net cash provided by (used in) financing activities	26,237	—	26,237	(611)	—	(611)
Net increase (decrease) in cash and cash equivalents	15,245	—	15,245	(24,303)	—	(24,303)
Cash and cash equivalents at beginning of period	32,731	—	32,731	62,273	—	62,273
Cash and cash equivalents at end of period	$47,976	$—	$47,976	$37,970	$—	$37,970
Supplemental disclosure of cash flows:
Interest paid	$—	$—	$—	$25	$—	$25
Non-cash investing activity:
Purchases of property and equipment, included in accounts payable and accrued liabilities	$55	$—	$55	$16	$—	$16
Non-cash financing activities:
Issuance costs incurred but not yet paid, included in accounts payable and accrued liabilities	$337	$—	$337	$—	$720	$720

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
Corrected Condensed Consolidated Statement of Cash Flows (unaudited)	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Operating activities:
Net loss	$(9,148)	$(1,463)	$(10,611)	$(31,400)	$(2,833)	$(34,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,435	—	1,435	2,016	—	2,016
Non-cash operating lease expense	664	(25)	639	523	(47)	476
Depreciation and amortization	57	—	57	77	—	77
Amortization of costs to obtain a contract with a customer	40	—	40	—	—	—
Non-cash interest expense	—	—	—	1	—	1
Changes in assets and liabilities:
Accounts receivable	350	—	350	524	—	524
Inventory	(1,954)	(434)	(2,388)	—	—	—
Prepaid expenses, other current assets, and other assets	2,120	—	2,120	(2,567)	—	(2,567)
Accounts payable and accrued liabilities	2,870	—	2,870	(483)	—	(483)
Accrued indirect tax liabilities	—	1,897	1,897	—	2,993	2,993
Accrued compensation and benefits	(1,277)	—	(1,277)	(1,324)	—	(1,324)
Contract liabilities	(2,613)	—	(2,613)	(2,252)	(160)	(2,412)
Operating lease liabilities	(620)	25	(595)	(559)	47	(512)
Net cash used in operating activities	(8,076)	—	(8,076)	(35,444)	—	(35,444)
Investing activities:
Purchases of property and equipment	(201)	—	(201)	(100)	—	(100)
Net cash used in investing activities	(201)	—	(201)	(100)	—	(100)
Financing activities:
Proceeds from underwritten public offering, net of issuance costs	17,256	—	17,256	—	—	—
Proceeds from public offering of common stock, net of issuance costs	8,706	—	8,706	500	—	500
Proceeds from exercise of stock options	14	—	14	—	—	—
Principal repayments of Term Loan	—	—	—	(2,222)	—	(2,222)
Net cash provided by (used in) financing activities	25,976	—	25,976	(1,722)	—	(1,722)
Net increase (decrease) in cash and cash equivalents	17,699	—	17,699	(37,266)	—	(37,266)
Cash and cash equivalents at beginning of period	32,731	—	32,731	62,273	—	62,273
Cash and cash equivalents at end of period	$50,430	$—	$50,430	$25,007	$—	$25,007
Supplemental disclosure of cash flows:
Interest paid	$—	$—	$—	$38	$—	$38
Income taxes paid	$588	$—	$588	$—	$—	$—
Non-cash investing activity:
Operating lease right-of-use asset obtained in exchange for lease liability	$3,847	$—	$3,847	$—	$—	$—
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$63	$—	$63	$69	$—	$69
Issuance costs incurred but not yet paid, included in accounts payable and accrued liabilities	$—	$—	$—	$720	$—	$720

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
Corrected Condensed Consolidated Statement of Cash Flows (unaudited)	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Operating activities:
Net loss	$(17,320)	$(2,398)	$(19,718)	$(16,422)	$(3,565)	$(19,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,231	—	2,231	2,859	—	2,859
Non-cash operating lease expense	921	(26)	895	796	(72)	724
Depreciation and amortization	79	—	79	114	—	114
Amortization of costs to obtain a contract with a customer	53	—	53	1,772	—	1,772
Non-cash interest expense	—	—	—	1	—	1
Changes in assets and liabilities:
Accounts receivable	2,978	(323)	2,655	314	—	314
Inventory	(2,467)	(434)	(2,901)	—	—	—
Prepaid expenses, other current assets, and other assets	2,776	—	2,776	(1,662)	—	(1,662)
Accounts payable and accrued liabilities	6,204	—	6,204	(1,037)	—	(1,037)
Accrued indirect tax liabilities	—	3,155	3,155	—	3,725	3,725
Accrued compensation and benefits	(402)	—	(402)	(670)	—	(670)
Contract liabilities	(3,956)	—	(3,956)	7,314	(160)	7,154
Operating lease liabilities	(807)	26	(781)	(850)	72	(778)
Net cash used in operating activities	(9,710)	—	(9,710)	(7,471)	—	(7,471)
Investing activities:
Purchases of property and equipment	(327)	—	(327)	(109)	—	(109)
Net cash used in investing activities	(327)	—	(327)	(109)	—	(109)
Financing activities:
Proceeds from underwritten public offering, net of issuance costs	17,256	—	17,256	—	—	—
Proceeds from public offering of common stock, net of issuance costs	8,706	—	8,706	1,698	—	1,698
Proceeds from exercise of stock options	14	—	14	—	—	—
Issuance costs for underwritten public offering	—	—	—	(720)	—	(720)
Principal repayments of Term Loan	—	—	—	(2,593)	—	(2,593)
Net cash provided by (used in) financing activities	25,976	—	25,976	(1,615)	—	(1,615)
Net increase (decrease) in cash and cash equivalents	15,939	—	15,939	(9,195)	—	(9,195)
Cash and cash equivalents at beginning of period	32,731	—	32,731	62,273	—	62,273
Cash and cash equivalents at end of period	$48,670	$—	$48,670	$53,078	$—	$53,078

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
Corrected Condensed Consolidated Statement of Cash Flows (unaudited)	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Supplemental disclosure of cash flows:
Interest paid	$—	$—	$—	$40	$—	$40
Income taxes paid	$651	$—	$651	$—	$—	$—
Non-cash investing activity:
Purchases of property and equipment, included in accounts payable and accrued liabilities	$178	$—	$178	$—	$—	$—
Operating lease right-of-use asset obtained in exchange for lease liability	$3,847	$—	$3,847	$—	$—	$—
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$63	$—	$63	$69	$—	$69
Proceeds from public offering of common stock, net of issuance costs, included in prepaid expenses, other current assets, and other assets	$—	$—	$—	$10	$—	$10

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

	Corrected Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit (As Restated)	Total Stockholders’ Equity (Deficit) (As Restated)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2022 (As Restated)	1,818,472	$—	72,470,440	$7	$404,055	$(418,500)	$(14,438)
Underwritten public offering, net of issuance costs	286,000	—	11,086,000	1	17,255	—	17,256
Public offering of common stock, net of issuance costs	—	—	6,158,799	1	8,621	—	8,622
Issuance of common stock for exercise of options	—	—	16,250	—	14	—	14
Issuance of common stock for restricted share units vested	—	—	293,073	—	—	—	—
Stock-based compensation	—	—	—	—	640	—	640
Net income (As Restated)	—	—	—	—	—	3,013	3,013
Balance, March 31, 2023 (As Restated)	2,104,472	—	90,024,562	9	430,585	(415,487)	15,107
Public offering of common stock, net of issuance costs	—	—	60,942	—	76	—	76
Issuance of common stock for restricted share units vested	—	—	4,875	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	161,367	—	63	—	63
Stock-based compensation	—	—	—	—	795	—	795
Net loss (As Restated)	—	—	—	—	—	(13,624)	(13,624)
Balance, June 30, 2023 (As Restated)	2,104,472	—	90,251,746	9	431,519	(429,111)	2,417
Issuance of common stock for restricted share units vested	—	—	164,198	—	—	—	—
Stock-based compensation	—	—	—	—	796	—	796
Net loss (As Restated)	—	—	—	—	—	(9,107)	(9,107)
Balance, September 30, 2023 (As Restated)	2,104,472	$—	90,415,944	$9	$432,315	$(438,218)	$(5,894)

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued

	Corrected Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital (As Restated)	Accumulated Deficit (As Restated)	Total Stockholders’ Equity (Deficit) (As Restated)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2021 (As Restated)	1,818,472	$—	67,863,674	$7	$398,013	$(384,916)	$13,104
Public offering of common stock, net of issuance costs	—	—	644,265	—	500	—	500
Issuance of common stock for restricted share units vested	—	—	541,308	—	—	—	—
Stock-based compensation	—	—	—	—	1,165	—	1,165
Net loss (As Restated)	—	—	—	—	—	(18,474)	(18,474)
Balance, March 31, 2022 (As Restated)	1,818,472	—	69,049,247	7	399,678	(403,390)	(3,705)
Issuance of common stock for restricted share units vested	—	—	5,042	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	184,219	—	69	—	69
Stock-based compensation	—	—	—	—	852	—	852
Issuance costs for underwritten public offering (As Restated)	—	—	—	—	—	—	—
Net loss (As Restated)	—	—	—	—	—	(15,759)	(15,759)
Balance, June 30, 2022 (As Restated)	1,818,472	—	69,238,508	7	400,599	(419,149)	(18,543)
Public offering of common stock, net of issuance costs	—	—	1,664,170	—	1,208	—	1,208
Issuance of common stock for restricted share units vested	—	—	278,519	—	—	—	—
Stock-based compensation	—	—	—	—	842	—	842
Net income (As Restated)	—	—	—	—	—	14,246	14,246
Balance, September 30, 2022 (As Restated)	1,818,472	$—	71,181,197	$7	$402,649	$(404,903)	$(2,247)

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
13. SUBSEQUENT EVENTS
Reverse Stock Split
At the Company’s special meeting of stockholders held on April 4, 2024, the Company’s stockholders approved a proposal to (i) amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock at a ratio in the range of 1-for-10 to 1-for-30, inclusive; and (ii) if and only if the reverse stock split is approved and implemented, a reduction in the number of authorized shares of common stock, at a ratio that is equal to half of the reverse stock split ratio, with such ratio to be determined in the discretion of the Company’s board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company’s board of directors in its sole discretion.
On April 12, 2024, the Company’s board of directors approved a reverse stock split of all outstanding shares of the Company’s common stock at a ratio of 1-for-20, or the Reverse Stock Split. The Company’s board of directors also approved a reduction in the number of authorized shares of common stock, at a ratio that is equal to half of the Reverse Stock Split ratio. On April 22, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Amended and Restated Certificate of Incorporation to effect the Reverse Stock Split. As of the date of this filing, the Reverse Stock Split was not effective as trading on the Nasdaq Capital Market did not reflect the Reverse Stock Split.
All shares and per share information presented in these consolidated financial statements does not reflect the upcoming Reverse Stock Split. As of December 31, 2023, adjusting for the Reverse Stock Split will decrease the total number of the Company’s authorized shares of common stock from 200,000,000 to 20,000,000; will decrease the number of issued and outstanding shares of common stock from 90,601,999 to approximately 4,530,099; and will decrease the number of outstanding warrants from 17,331 to 866 and will change the exercise price on these warrants from $11.54 to $230.95.
The following unaudited pro forma financial information presents the Company’s basic and diluted net loss per share upon effectiveness of the Reverse Stock Split for the periods indicated (in thousands, except share and per share data):

	Years ended December 31,
	2023	2022
		As Restated
Net loss and comprehensive loss	$(22,931)	$(33,584)
Basic and diluted net loss per common share	$(5.25)	$(9.61)
Shares used to compute basic and diluted net loss per common share	4,371,371	3,492,884

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
As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023, due to a material weakness in internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to the Company’s status as a non-accelerated filer.
Changes in Internal Control over Financial Reporting
Except as discussed below, there were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weakness, described below, will result in changes in our internal control over financial reporting in future periods when such remediation plans are effectively implemented.

CIDARA THERAPEUTICS, INC.
Material Weakness in Internal Control Over Financial Reporting
We determined that our control over the evaluation of applicable indirect taxes in local jurisdictions and assessment of indirect tax accrued liabilities was not appropriately designed. Specifically, we did not design a control to properly evaluate the indirect tax impact of our supply chain activities, and to review the completeness and accuracy of the underlying indirect tax obligation. As a result, a material misstatement in the Prior Financial Statements was not detected and we concluded that the control deficiency noted above represents a material weakness as of December 31, 2023 and in prior periods. This material weakness resulted in the restatement of our financial statements for the years ended December 31, 2021 and 2022, and the quarters ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30 2023, and September 30, 2023.
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management’s Remediation Plan
We have identified and begun to implement steps designed to remediate the foregoing material weakness. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
To remediate this material weakness, we are in the process of implementing a remediation plan, which includes additional training to existing staff, enhanced use of indirect tax consultants and experts, and controls over documentation of our indirect tax positions.
While the foregoing measures are intended to effectively remediate the material weakness described in this Item 9A, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weakness, our management may decide to take additional measures to address the material weakness or modify the remediation steps described above. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our consolidated financial statements are prepared in accordance with GAAP.
Item 9B. Other Information.
On April 17, 2024 we received notice from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (Nasdaq) advising us that our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the 2023 Form 10-K, with the SEC, in contravention of Nasdaq Listing Rule 5250(c)(1) (the Filing Requirement), could serve as an additional basis for the delisting of our securities from Nasdaq.
We were provided with the opportunity and plans to timely submit our plan to evidence compliance with the Filing Requirement for consideration by the Nasdaq Hearings Panel (the Panel) indicating that we filed the 2023 Form 10-K with the SEC on April 22, 2024, and as announced on April 22, 2024, will implement a reverse stock split of our common stock at a ratio of 1-for-20 shares effective for marketplace purposes with the open of business on Wednesday, April 24, 2024.
As previously disclosed, by letter dated February 8, 2024, the Panel granted our request for continued listing on Nasdaq, subject to us regaining compliance with Nasdaq’s $1.00 bid price requirement by May 7, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE
The Company’s Board of Directors, or the Board, is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.
The Board presently has eight members. The names of the members of the Board, their respective ages, their positions with the Company and other biographical information as of April 12, 2024 are set forth below.
Directors Continuing in Office Until the 2024 Annual Meeting of Stockholders
Carin Canale-Theakston, 50, has served as a member of our Board since January 2021. Ms. Canale-Theakston currently serves as an executive biotech advisor for Inizio, a global healthcare commercialization firm that acquired Ms. Canale-Theakston’s previous company, Canale Communications Inc., a life sciences communications company that she founded in May 2010. Prior to founding Canale Communications, Ms. Canale-Theakston served as President of the life sciences division of Porter Novelli, an international public relations firm, from May 2005 until May 2010. Prior to Porter Novelli, Ms. Canale-Theakston was a Partner and Managing Director of Atkins + Associates, a life sciences communication firm, from February 2000 until it was acquired by Porter Novelli in May 2005. Since January 2007, Ms. Canale-Theakston has served as a member and vice chair of the board of directors of Biocom and is currently chair of the nominating-governance committee. Ms. Canale-Theakston also currently serves on the board of directors of Peel Therapeutics, a private biotechnology company, on the board of managers for Life Science Cares San Diego, and on the advisory board for Abintus Bio, Inc., a private biotechnology company. Ms. Canale-Theakston holds a B.A. in communications and marketing from the University of Tulsa.
Our Board believes that Ms. Canale-Theakston’s experience with business and communication strategies for life science companies provide her with the qualifications and skills to serve on our Board.
Timothy R. Franson, M.D., 72, has served as a member of our Board since March 2015. Currently, Dr. Franson is a Principal in Faegre Drinker Consulting, in the Health and FDA Practice sectors. From April 2014 to July 2019, Dr. Franson served as the Chief Medical Officer for YourEncore, Inc., a consultancy that helps global life sciences and consumer health companies accelerate new product pipelines and bring safer, more effective products to consumers. Dr. Franson was Vice President of Global Regulatory Affairs at Lilly Research Laboratories, a part of Eli Lilly and Company, or Eli Lilly, a publicly-traded pharmaceutical manufacturing company. He joined Eli Lilly and Company in 1986 and retired in 2008. Dr. Franson served as the President of the US Pharmacopeial Convention, which establishes drug quality standards enforced by regulators such as the FDA, from 2010 to 2015, and continued to serve on the organization’s Board of Trustees, as immediate Past President until 2020. Dr. Franson previously served on the board of directors of Paratek Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company, or Paratek, from 2015 to 2023, and as past Chair of the Board of the Critical Path Institute from 2016 to 2021, which collaborates with FDA and industry in innovation advances. Dr. Franson has authored more than 50 articles in the fields of infectious disease, epidemiology, pharmacoeconomics and antibiotic utilization, as well as four book chapters relating to innovation policy topics. Dr. Franson currently serves as Adjunct Professor of Medicine in the Division of Clinical Pharmacology of the Indiana University School of Medicine. He also served as a director of Myrexis, Inc. (formerly Myriad Pharmaceuticals, Inc.), from 2010 to 2012. Dr. Franson holds a B.S. in pharmacy from Drake University and an M.D. from the University of Illinois, College of Medicine. He is Board Certified in Internal Medicine and Infectious Diseases.
Our Board believes that Dr. Franson’s extensive expertise in the areas of pharmaceutical development and regulatory affairs provide him with the qualifications and skills to serve on our Board.
Chrysa Mineo, 59, has served as a member of our Board since March 2018. From 2009 to 2015, Ms. Mineo led corporate development at Receptos, Inc., or Receptos, a biotechnology company acquired in 2015 by Celgene Corporation, now a Bristol-Myers Squibb company. Prior to Receptos, from 1997 to 2009 Ms. Mineo held roles of increasing business development responsibility at Neurocrine Biosciences, Inc., or Neurocrine, a publicly-traded biotechnology company. Prior to Neurocrine, Ms. Mineo served in various capacities in research, marketing and business development for such companies as Amgen Inc., a publicly-traded biotechnology company, DNAX Research Institute, Schering-Plough Corporation, now a subsidiary of Merck & Co., Inc., a publicly-traded global health care company, and Baxter Biotech. Ms. Mineo holds a B.S. in Zoology from the University of California, Davis and an M.B.A. from Duke University’s Fuqua School of Business. In addition, Ms. Mineo is a co-founder of Alume Biosciences, Inc., a private biotechnology company, a member of the Director’s Council at the Scripps Institution of Oceanography, and a member of the Board of Directors at the San Diego Natural History Museum.

CIDARA THERAPEUTICS, INC.
Our Board believes that Ms. Mineo’s expertise and experience as an executive in the pharmaceutical industry, particularly with respect to evaluation and execution of strategic transactions, provide her with the qualifications and skills to serve on our Board.
Directors Continuing in Office Until the 2025 Annual Meeting of Stockholders
Jeffrey Stein, Ph.D., 68, has served as a member of our Board and as President and Chief Executive Officer since January 2014. In addition to serving on the board of Cidara, Dr. Stein is currently a director of Ideaya Biosciences (IDYA), a public precision medicine oncology company, and previously served as a director of Paratek from 2014 to 2023. Prior to co-founding Cidara, Dr. Stein was Chief Executive Officer of Trius Therapeutics from its founding in 2007 until its acquisition by Cubist Pharmaceuticals in September of 2013. Dr. Stein was also the founding Chairman and President of the Antibiotics Working Group. Previously, Dr. Stein was a Venture Partner and Kauffman Fellow with Sofinnova Ventures and opened the firm’s San Diego office in 2005. Prior to joining Sofinnova, Dr. Stein was co-founder and Chief Scientific Officer of Quorex Pharmaceuticals which was acquired by Pfizer Pharmaceuticals in 2005. He has also served as a Principal Scientist with Diversa Corporation and the Agouron Institute. Dr. Stein conducted his postdoctoral research as an Alexander Hollaender Distinguished Postdoctoral Fellow at the California Institute of Technology and his graduate work as a NASA Graduate Student Researcher Fellow at UCSD.
Our Board believes that Dr. Stein’s expertise and experience as our President and Chief Executive Officer, his perspective and experience as a founder and executive at public and private pharmaceutical companies and his expertise in life sciences and venture capital industries provide him with the qualifications and skills to serve on our Board.
Bonnie Bassler, Ph.D., 61, has served as a member of our Board since January 2021. Dr. Bassler also currently serves in several roles at Princeton University, including, Chair of the Department of Molecular Biology since 2013, associated faculty member of the Department of Chemistry since 2010, Investigator at the Howard Hughes Medical Institute since 2005, Professor in the Department of Molecular Biology since 1994, and associate faculty member of the Princeton Environmental Institute since 1996. Previously, Dr. Bassler served as the Director of the Council on Science and Technology at Princeton University from July 2008 to June 2013. Dr. Bassler currently serves as a board member of Royalty Pharma plc, a publicly-traded biopharmaceutical company, since June 2020, as a board member of Regeneron Pharmaceuticals, Inc. since 2016, a publicly-traded biotechnology company, and as a Trustee of the Alfred P. Sloan Foundation, since 2014. Dr. Bassler previously served as a board member of Kaleido Biosciences, Inc, a publicly-traded health care company, from 2018 to 2022, as a board member of Sanofi, a publicly-traded global health care company, from November 2014 to September 2016, and as a board member of the American Association for the Advancement of Science, from January 2012 to December 2016. She was a member of the National Science Board from January 2010 until May 2016. Dr. Bassler has been elected to the National Academy of Sciences, the National Academy of Medicine, and the Royal Society, among other honorific organizations. She received a B.S. in biochemistry from the University of California-Davis and a Ph.D. in biochemistry from the John Hopkins University.
Our Board believes that Dr. Bassler’s expertise in molecular biology and experience serving on boards across academia and the biotech industry provide her with the qualifications and skills to serve on our Board.
David Gollaher, Ph.D., 74, has served as a member of our Board since September 2018. Dr. Gollaher was Senior Vice President of Policy and Government Affairs at Vir Biotechnology, Inc., a publicly-traded infectious disease company, between 2019 and 2021. From February 2014 to June 2018, he served as the head of global government affairs and policy for Gilead Sciences, Inc., a publicly-traded biopharmaceutical company, or Gilead. Before joining Gilead, Dr. Gollaher was cofounder and Chief Executive Officer of the California Healthcare Institute from 1993 to 2013. In 2018, Dr. Gollaher was appointed a Senior Fellow at the Leonard D. Schaeffer Center for Health Policy and Economics at the University of Southern California. He currently serves on the Board of Overseers for The Scripps Research Institute and on the board of Vision Robotics Corporation. Earlier in his career, Dr. Gollaher was a member of the History and Literature faculty at Harvard University and, subsequently, vice president at Scripps Clinic and Research Foundation, responsible for managed care, corporate strategy and public affairs. He earned his B.A. from the University of California Santa Barbara and his master’s and Ph.D. degrees, concentrating in the history of science and medicine, from Harvard University.
Our Board believes that Dr. Gollaher’s expertise and experience as an executive in the pharmaceutical industry, as a founder of a pharmaceutical company and his educational background provide him with the qualifications and skills to serve on our Board.

CIDARA THERAPEUTICS, INC.
Directors Continuing in Office Until the 2026 Annual Meeting of Stockholders
Daniel Burgess, 62, has served as a member of our Board since April 2014. Mr. Burgess is currently Chairman and Chief Executive Officer of Pulmocide Ltd., a private biopharmaceutical company, a position he has held since May 2021. Mr. Burgess is currently President and Chief Executive Officer of Tripex Pharmaceuticals LLC, a private biopharmaceutical company, since December 2014. He is also a venture partner at SV Health Investors, a position he has held since June 2014. Mr. Burgess served as President and Chief Executive Officer of Therini Bio, Inc., a private biotechnology company, on a part-time basis from May 2019 to December 2021, and now serves as a board member. From June 2011 until its acquisition in December 2013 by The Medicines Company, now a subsidiary of Novartis AG, he was the co-founder, President and Chief Executive Officer of Rempex Pharmaceuticals, Inc., or Rempex, a private biopharmaceutical company. Prior to that, Mr. Burgess was President and Chief Executive Officer of Mpex Pharmaceuticals, Inc., or Mpex, a private biopharmaceutical company, from May 2007 until its acquisition by Aptalis Pharma Inc., now a subsidiary of Abbvie, Inc., a publicly-traded pharmaceutical company, in April 2011. Mr. Burgess currently serves as a director of Arbutus Biopharma Corporation, a publicly-traded biopharmaceutical company, since March 2017, Chairman of the board of Nabriva Therapeutics plc, or Nabriva, a formerly publicly-traded biopharmaceutical company, since June 2017, as well as a director of several private biotechnology companies. He is also Chairman of the Joint Oversight Board of CARB-X, a global non-profit partnership accelerating antibacterial products to address drug-resistant bacteria, on the board of advisors for Life Science Cares San Diego, and a board member of Biocom, the California life sciences trade association. Mr. Burgess holds a B.A. in economics from Stanford University and an M.B.A. from Harvard Business School.
Our Board believes Mr. Burgess’s expertise and experience as an executive in the pharmaceutical industry and his educational background provide him with the qualifications and skills to serve on our Board.
Theodore R. Schroeder, 68, has served as a member of our Board since April 2014. From June 2015, Mr. Schroeder served as President, Chief Executive Officer and a member of the board of directors of Zavante Therapeutics, Inc., a private biopharmaceutical company that he founded, until its acquisition by Nabriva in July 2018, where he served as Chief Executive Officer until January 2023 and continues to serve as a member of the board of directors. Mr. Schroeder co-founded Cadence Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company, in May 2004 and served as its President and Chief Executive Officer, and a member of the board of directors, until its acquisition in March 2014 by Mallinckrodt plc, a publicly-traded global biopharmaceutical company. From August 2002 to February 2004, Mr. Schroeder served as Senior Vice President, North American Sales and Marketing, of Elan Pharmaceuticals, Inc., or Elan, a neuroscience-based pharmaceutical company. From October 2000 to August 2002, Mr. Schroeder served as General Manager of the Hospital Products Business Unit at Elan. From May 1999 to October 2000, Mr. Schroeder held the position of Senior Director of Marketing Hospital Products at Dura Pharmaceuticals, Inc., or Dura, a specialty respiratory pharmaceutical and pulmonary drug delivery company, until its acquisition by Elan. Prior to joining Dura, Mr. Schroeder held several sales and marketing positions with Bristol-Myers Squibb Company, a global pharmaceutical company. Mr. Schroeder is the former chairman of Biocom, the California life sciences trade association. Mr. Schroeder served as a director of Otonomy, Inc., a public biopharmaceutical company, from August 2015 until January 2023, subsequent to Otonomy ceasing operations. He was the chairman of the board of the Antimicrobials Working Group, a not-for-profit 501(c)(6) organization, from May 2021 until the end of his term in December 2022. Mr. Schroeder previously served as a director of Collegium Pharmaceutical, a publicly-traded pharmaceutical company. He also served on the board of directors of Hyperion Therapeutics, Inc., Incline Therapeutics, Inc. and Trius Therapeutics, Inc. until their respective acquisitions. Mr. Schroeder received a B.S. in management from Rutgers University.
Our Board believes that Mr. Schroeder’s expertise and experience as an executive in the pharmaceutical industry, as a founder of a pharmaceutical company and his educational background provide him with the qualifications and skills to serve on our Board.
Independence of the Board of Directors
As required under the Nasdaq Stock Market, or Nasdaq, listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management, and its independent auditors, the Board has affirmatively determined that all of our directors, except Dr. Stein who is not considered independent because he is an executive officer of the Company, are independent directors as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company.

CIDARA THERAPEUTICS, INC.
Board Leadership Structure
Daniel Burgess currently serves as the Chairman of our Board, and has authority, among other things, to call and preside over Board meetings, to set meeting agendas and to determine materials to be distributed to the Board. Accordingly, the Chairman has substantial ability to shape the work of the Board. We believe that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the Board in its oversight of our business and affairs. In addition, we have a separate chair for each committee of the Board. The chair of each committee is expected to report to the Board from time to time, or whenever so requested by the Board, on the activities of his or her committee in fulfilling its responsibilities as detailed in its respective charter or specify any shortcomings should that be the case. In addition, we believe that having a separate Chairman creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of Cidara and our stockholders. As a result, we believe that having a separate Chairman can enhance the effectiveness of the Board as a whole.
Role of the Board in Risk Oversight
One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board, as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, and our Audit Committee has the responsibility to consider and discuss our major financial and other significant risk exposures, such as cybersecurity risk, and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee reviews cybersecurity risk, as part of its review of our cybersecurity framework, measures, tools, and compliance, on at least an annual basis. The Audit Committee also monitors compliance with legal and regulatory requirements. Our Nominating and Governance Committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation and Human Capital Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.
Board Diversity
The Board Diversity Matrix below presents the Board’s diversity statistics in the format prescribed by Nasdaq rules.

Board Diversity Matrix (As of April 12, 2024)
Total Number of Directors	8
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	3	5	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	3	4	0	0
Two or More Races or Ethnicities	0	1	0	0
LGBTQ+	1
Did not Disclose Demographic Background	0
Commitment to Corporate Responsibility
As a company focused on improving the standard of care for patients facing serious diseases, we strive to identify ways to enhance and deliver on our commitment to patients, the medical community, our employees, our investors and our other stakeholders. Accordingly, we recognize the intersection between environmental, social and governance practices and these objectives. Given this, in 2023 we focused on the following areas:
Environmental Impact. We are cognizant of the impact we have on our broader environment and have supported several green measures in an effort to reduce our carbon footprint, including providing reusable dishes and cutlery to employees, and making available electric car chargers.

CIDARA THERAPEUTICS, INC.
Social Impact. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive compensation, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock option and restricted stock unit awards, a 401(k) plan, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave and flexible work schedules, among other benefits. We are committed to patients and to the communities in which we operate.
Diversity and Inclusion. We strive to invest in and create ongoing opportunities for employee development in a diverse and inclusive environment in which each team member plays a unique and vital role. We currently have three female directors (38%). We believe that a diverse workforce not only positively impacts our performance and strengthens our culture, but also cultivates an essential pipeline of experienced leaders for management. Hiring for diversity of skills, background and perspective, and diversity of personal characteristics such as age, gender, race and ethnicity continues to be an area of focus as we grow. As of April 12, 2024, women make up approximately 55% of our workforce. We are also committed to building a racially and ethnically diverse workforce. As of April 12, 2024, racially diverse employees (those self-identifying as Black or African American, Hispanic or Latino, Asian, or being two or more races) make up approximately 39% of our workforce.
Ethics and Corporate Governance. We aspire to maintain the highest standards of business conduct and ethics. All of our employees are required to adhere to our Code of Business Conduct and Ethics, which provides, among other things, that all of our employees, officers and directors must be honest and ethical both internally and in our business dealings, understanding that unyielding personal integrity is the foundation of corporate integrity.
Meetings of the Board of Directors
The Board met five times and acted by unanimous written consent seven times during 2023. All directors attended at least 75% of the aggregate number of meetings of the Board and of the committees on which they served during 2023.
In 2023, the Company’s independent directors met four times in an executive session at which only independent directors were present.
INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS
The Board has an Audit Committee, a Compensation and Human Capital Committee and a Nominating and Governance Committee. The Board previously had a Science and Technology Committee which was decommissioned in December 2023. The Board has adopted a written charter for each committee all of which are available to stockholders on the Company’s website at www.cidara.com. The information on our website is not incorporated by reference into this proxy statement or our Annual Report. The following table provides current membership information and fiscal year 2023 meeting and consent information for each of these committees of the Board:

Name	Audit	Compensation and Human Capital	Nominating and Corporate Governance
Bonnie Bassler, Ph.D.			X
Daniel Burgess	X*		X
Carin Canale-Theakston		X
Timothy R. Franson, M.D.		X	X*
David Gollaher, Ph.D.			X
Chrysa Mineo	X	X
Theodore R. Schroeder	X	X*
Jeffrey Stein, Ph.D
Total meetings and consents in 2023	4	4	1
*    Committee Chairperson

CIDARA THERAPEUTICS, INC.
Below is a description of each committee of the Board. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.
Audit Committee
The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions, including, among other things:
•evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;
•reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
•monitoring the rotation of partners of our independent auditors on our engagement team as required by law;
•prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;
•reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;
•reviewing, with our independent auditors and management, significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;
•reviewing with management and our independent auditors any earnings announcements and other public announcements regarding material developments;
•establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;
•preparing the report that the SEC requires in our annual proxy statement;
•reviewing and providing oversight of any related-party transactions in accordance with our related-party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;
•reviewing and discussing with management and our auditors, as appropriate, our guidelines and policies with respect to risk assessment and risk management, including our major financial risk exposures, and the steps taken by management to identify, monitor and control exposures to strategic, financial, operational, regulatory and other risks inherit in our business, such as cybersecurity risks and vulnerabilities;
•reviewing, on a periodic basis, our investment policy; and
•reviewing and evaluating, on an annual basis, the performance of the Audit Committee and the Audit Committee charter.
The Audit Committee is currently composed of three directors: Messrs. Burgess (Chair) and Schroeder and Ms. Mineo.
The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in the applicable Nasdaq listing standards and Rule 10A-3 of the Exchange Act).
The Board has also determined that Mr. Burgess qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Burgess’ level of knowledge and experience based on a number of factors, including his formal education and previous and current experience in financial roles.

CIDARA THERAPEUTICS, INC.
Compensation and Human Capital Committee
The Compensation and Human Capital Committee of the Board was comprised of four directors for 2023: Mr. Schroeder (Chair), Dr. Franson and Mses. Canale-Theakston and Mineo. Our Board has determined that each of the members of our Compensation and Human Capital Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the Nasdaq independence requirements.
The Compensation and Human Capital Committee acts on behalf of the Board to review, adopt or recommend to the Board for adoption, and oversee the Company’s compensation strategy, policies, plans and programs. For this purpose, the Compensation and Human Capital Committee performs several functions, including, among other things:
•reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full Board regarding) our overall compensation strategy and policies;
•making recommendations to the full Board regarding the compensation and other terms of employment of our Chief Executive Officer;
•reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full Board regarding) the compensation and other terms of employment of our other executive officers;
•reviewing and making recommendations to the full Board regarding performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;
•reviewing and approving (or if it deems it appropriate, making recommendations to the full Board regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;
•evaluating risks associated with our compensation policies and practices and assessing whether risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;
•reviewing and making recommendations to the full Board regarding the type and amount of compensation to be paid or awarded to our non-employee board members;
•establishing policies with respect to votes by our stockholders to approve executive compensation to the extent required by Section 14A of the Exchange Act and, if applicable, determining our recommendations regarding the frequency of advisory votes on executive compensation;
•reviewing and assessing the independence of compensation consultants, legal counsel and other advisers as required by Section 10C of the Exchange Act;
•administering our equity incentive plans;
•establishing policies with respect to equity compensation arrangements;
•reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to Cidara;
•review and discuss matters relating to human capital management, including the Company’s policies and strategies regarding recruiting, retention, career development and progression, culture, diversity and inclusion, and other employment practices, including their implementation and effectiveness;
•overseeing our compensation clawback policy;
•reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement; and
•reviewing and evaluating, on an annual basis, the performance of the Compensation and Human Capital Committee and the Compensation and Human Capital Committee charter.
Compensation and Human Capital Committee Processes and Procedures
Typically, the Compensation and Human Capital Committee meets approximately three to four times per year, with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation and Human Capital Committee, in consultation with management. The Compensation and Human Capital Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation and Human Capital Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation and Human Capital Committee meetings. The Chief Executive Officer does not participate in, and is not present during, any deliberations or determinations of the Compensation and Human Capital Committee regarding his compensation. The

CIDARA THERAPEUTICS, INC.
charter of the Compensation and Human Capital Committee grants the Compensation and Human Capital Committee full access to all books, records, facilities and personnel of the Company. In addition, under its charter, the Compensation and Human Capital Committee has the authority to obtain, at the expense of the Company, advice and assistance from internal and external legal, accounting or other advisers and other external resources that the Compensation and Human Capital Committee considers necessary or appropriate in the performance of its duties. The Compensation and Human Capital Committee has direct responsibility for the oversight of the work of any advisers engaged for the purpose of advising the Compensation and Human Capital Committee. In particular, the Compensation and Human Capital Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under its charter, to the extent required by SEC and Nasdaq rules, the Compensation and Human Capital Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation and Human Capital Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.
In 2023, the Company engaged Aon Consulting, Inc., or Aon, as its compensation consultant. Aon was retained to provide an assessment of the Company’s executive and director compensation programs in comparison to executive and director compensation programs at selected publicly-traded peer companies. As part of its engagement, Aon was requested by the Compensation and Human Capital Committee to develop the peer group of comparative companies and to perform analyses of compensation levels for that group. Aon developed peer group and related recommendations that were presented to the Compensation and Human Capital Committee for its consideration.
The Compensation and Human Capital Committee holds one or more meetings during the first quarter of the year to discuss and make recommendations to the Board for annual compensation adjustments, annual bonuses, annual equity awards, and new corporate performance objectives. However, the Compensation and Human Capital Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the effectiveness of the Company’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at periodic meetings throughout the year on an as-needed basis. Generally, the Compensation and Human Capital Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation and Human Capital Committee solicits and considers evaluations and recommendations submitted to the Compensation and Human Capital Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation and Human Capital Committee, which determines recommendations to the Board regarding any adjustments to his compensation as well as awards to be granted. For all executives and directors as part of its deliberations, the Compensation and Human Capital Committee may review and consider, as appropriate, materials such as analyses of historical executive compensation levels and current Company-wide compensation levels, compensation data from comparative companies, compensation surveys, and recommendations of any compensation consultant, if applicable.
Nominating and Governance Committee
The Nominating and Governance Committee of the Board is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, selecting or recommending to the Board for selection candidates for election to the Board, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of the Board, and developing a set of corporate governance principles for the Company.
The Nominating and Governance Committee was comprised of four directors for 2023: Drs. Franson (Chair), Bassler and Gollaher and Mr. Burgess. All members of the Nominating and Governance Committee are independent (as independence is currently defined under applicable Nasdaq listing standards). The functions of this committee include, among other things:
•identifying, reviewing and evaluating candidates to serve on our Board;
•determining the minimum qualifications for service on our Board;
•evaluating director performance on the Board and applicable committees of the Board and determining whether continued service on our Board is appropriate;
•nominating and recommending individuals for membership on our Board;
•evaluating nominations by stockholders of candidates for election to our Board;
•considering and assessing the independence of members of our Board;
•developing, if and when it deems appropriate, a set of corporate governance policies and principles and recommending to our Board any changes to such policies and principles;

CIDARA THERAPEUTICS, INC.
•considering questions of possible conflicts of interest of directors as such questions arise; and
•reviewing and evaluating on an annual basis the performance of the Nominating and Governance Committee and the Nominating and Governance Committee charter.
The Nominating and Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements and possessing the highest personal integrity and ethics. The Nominating and Governance Committee also considers such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the Company’s stockholders. However, the Nominating and Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Governance Committee typically considers diversity of skills, background and perspective (such as age, gender, race and specialized experience) and such other factors as it deems appropriate, given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Nominating and Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Governance Committee then compiles a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Governance Committee meets to discuss and consider the candidates’ qualifications and selects candidates for recommendation to the Board by majority vote.
The Nominating and Governance Committee will consider director candidates recommended by stockholders. The Nominating and Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Governance Committee at the following address: Cidara Therapeutics, Inc., 6310 Nancy Ridge Drive, Suite 101, San Diego, CA 92121, Attn: Corporate Secretary, no later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting. Submissions must include the name and address of the Company stockholder on whose behalf the submission is made; the number of Company shares that are owned beneficially by such stockholder as of the date of the submission; the full name of the proposed candidate; a description of the proposed candidate’s business experience for at least the previous five years; complete biographical information for the proposed candidate; and a description of the proposed candidate’s qualifications as a director. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.
Science and Technology Committee
In March 2021, our Board formed the Science and Technology Committee, which was comprised of four directors for 2023: Drs. Bassler (Chair), Franson, Gollaher and Stein. The Science and Technology Committee acted on behalf of our Board to, among other things, review and evaluate the Company’s scientific research programs on behalf of our Board and make recommendations to our Board regarding strategic and tactical scientific issues and decisions regarding advancement of our technology. The functions of this committee included, among other things:
•developing and participating in a process for periodic review of our scientific research programs and technology;
•evaluating the long-term strategic value of the Company’s scientific research programs and technology, making recommendations to the Board regarding acquisition, disposition and/or development of our scientific and technology assets and advising the Board on scientific aspects of business development matters;
•reviewing and evaluating on an annual basis the performance of the Science and Technology Committee and the Science and Technology Committee charter; and
•upon request, assisting in setting annual scientific research performance goals and assessing achievement of such goals.
In December 2023 the Science and Technology Committee was decommissioned.

CIDARA THERAPEUTICS, INC.
CODE OF ETHICS
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
EXECUTIVE OFFICERS
Jeffrey Stein, Ph.D. has served as our President, Chief Executive Officer and a member of our Board of Directors since January 2014. For additional information regarding Dr. Stein’s industry experience and education, see above under “Directors Continuing in Office Until the 2025 Annual Meeting of Stockholders.”
Taylor Sandison, M.D., 52, has been with Cidara since October 2015 and became our Chief Medical Officer in January 2017. Prior to joining the Company, he served as senior medical director at Merck and prior to that held the same position at Cubist Pharmaceuticals, Inc. Dr. Sandison has also held positions at Trius Therapeutics, Inc., a publicly-traded biopharmaceutical company, and Novartis Diagnostics, and served as a member of the faculty in the Department of Medicine at both Stanford University and the University of Washington. He received B.S. and B.A. degrees from Dartmouth College, M.D. and M.P.H. degrees from the University of Washington, and a Diploma in Tropical Medicine and Hygiene from the London School of Hygiene and Tropical Medicine. He completed internal medicine residency training at the University of Colorado and infectious diseases fellowship training at the University of Washington. Dr. Sandison currently holds board certifications in Infectious Diseases and Internal Medicine.
Preetam Shah, Ph.D., MBA, 51, has served as our Chief Financial Officer and Chief Business Officer since September 2021. Prior to joining the Company, Dr. Shah served as Executive Vice President, Chief Financial Officer and Treasurer at Brainstorm Cell Therapeutics, Inc., or Brainstorm, a publicly-traded biotechnology company, since September 2019. Prior to Brainstorm, Dr. Shah spent over six years as an investment banker advising healthcare companies on equity, debt and M&A transactions; holding senior roles at banks, including Barclays Capital PLC., from June 2016 to September 2019, and Canaccord Genuity Inc., from July 2013 to May 2016. From 2010 to 2013, Dr. Shah founded Saisarva LLC, a healthcare consulting firm. During this period, he also acted as a consultant for healthcare-focused private equity firms and hedge funds. From 2006 to 2009, Dr. Shah served as Vice President, U.S. Operations and Investments at Reliance Capital USA Ventures LLC, an affiliate of Reliance ADA Group Companies, where he was responsible for making early-stage venture investments in healthcare companies. Dr. Shah completed his post-doctoral fellowship in Infectious Diseases from Stanford University School of Medicine. He holds a Ph.D. in Microbiology from the University of Mississippi Medical Center, an M.B.A. in Finance from the Wharton School, University of Pennsylvania, and a B.A. in Mathematics and in Biology from McDaniel College.
Leslie Tari, Ph.D., 57, has served as our Chief Scientific Officer since July 2021. Previously, he served as our Senior Vice President, Research from March 2019 to July 2021, and as our Vice President, Discovery, from July 2014 to March 2019. Prior to joining Cidara, Dr. Tari held various leadership positions at Trius Therapeutics, Inc., a publicly-traded biopharmaceutical company, from March 2007 until its acquisition by Cubist Pharmaceuticals, Inc. in September 2013. Prior to Trius Therapeutics, Dr. Tari co-founded and served as a Director of Structural Biology at ActiveSight, Inc. from 2003 to 2007. From 2001 until 2003, Dr. Tari served as Associate Director of Structural Biology at Syrrx Inc. Dr. Tari also served as a Professor and Alberta Heritage Foundation Scholar for Medical Research at the University of Calgary from 1998 to 2001, where he conducted research focused on antibiotic discovery. Dr. Tari serves on the board of advisors of Life Science Cares San Diego. Dr. Tari received a B.S. degree in Chemistry and a Ph.D. in Chemistry and Structural Biology from the University of Manitoba.
Shane Ward, 49, has served as our Chief Operating Officer, Chief Legal Officer and Corporate Secretary since September 2022. Previously Mr. Ward served as our Chief Legal Officer and Corporate Secretary since August 2021. From December 2020 to August 2021, Mr. Ward was an independent biotechnology consultant. From May 2018 to December 2021, he served as the Chief Legal and Strategy Officer for Bellicum Pharmaceuticals, Inc. a publicly-traded biopharmaceutical company developing controllable cell therapies. Earlier in his career, Mr. Ward was a senior in-house attorney with commercial pharmaceutical companies Gilead Sciences, Abbott Laboratories and Human Genome Sciences. He began his legal career as an associate for the international law firm Sidley Austin LLP. Mr. Ward earned his B.A from the University of Virginia, and his J.D. from Georgetown University Law Center.

CIDARA THERAPEUTICS, INC.
DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except for one Form 4 for Dr. Tari, an officer of the Company, relating to shares sold on January 12, 2023. The Form 4 was filed on January 27, 2023.
Item 11. Executive Compensation.
EXECUTIVE COMPENSATION
Our named executive officers for the year ended December 31, 2023, which consist of our principal executive officer and our two other most highly compensated executive officers, are:
•Jeffrey Stein, Ph.D., our President and Chief Executive Officer;
•Taylor Sandison, M.D., M.P.H., our Chief Medical Officer; and
•Shane Ward, Chief Operating Officer, Chief Legal Officer and Corporate Secretary.
Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY	STOCK AWARDS (1)	OPTION AWARDS (2)	NON-EQUITY INCENTIVE PLAN COMPENSATION (3)	ALL OTHER COMPENSATION (4)	TOTAL
Jeffrey Stein, Ph.D. President and Chief Executive Officer	2023	$593,800	$274,468	$388,276	$—	$9,900	$1,266,444
	2022	$565,500	$209,755	$173,943	$298,600	$9,150	$1,256,948
Taylor Sandison, M.D., M.P.H. Chief Medical Officer	2023	$487,100	$90,900	$128,592	$—	$9,900	$716,492
	2022	$457,500	$41,635	$52,710	$165,400	$9,150	$726,395
Shane Ward Chief Operating Officer Chief Legal Officer and Corporate Secretary (5)	2023	$454,640	$127,934	$180,981	$—	$9,900	$773,455
(1)    The amount reported in this column for 2023 represents the aggregate grant date fair value of restricted stock unit awards granted during 2023 under our 2015 Plan, computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of these equity awards reported in this column are set forth in Note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. This amount does not reflect the actual economic value that may be realized by Drs. Stein and Sandison and Mr. Ward.
(2)    In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2023 computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. This amount does not reflect the actual economic value that may be realized by Drs. Stein and Sandison and Mr. Ward.
(3)    Reflects amounts earned pursuant to our annual performance-based cash bonus program, amounts for fiscal year 2023 have not yet been determined. We expect to be able to determine the annual performance-based cash bonuses for each named executive officer by mid-2024.
(4)    Represents Company 401(k) plan matching contributions to each named executive officer.
(5)    Mr. Ward was not a named executive officer in 2022.

CIDARA THERAPEUTICS, INC.
COMPENSATION PROGRAM OVERVIEW
Our compensation program for executive officers is designed to encourage our management team to achieve our short-term and long-term corporate objectives while effectively managing business risks and challenges. We provide what we believe is a competitive total compensation package to our management team through a combination of base salary, an annual performance-based bonus and long-term equity-based incentives.
The compensation of our named executive officers other than our Chief Executive Officer is generally determined and approved by the Compensation and Human Capital Committee of our Board, and the compensation of our Chief Executive Officer is approved by our Board based upon the recommendations of the Compensation and Human Capital Committee.
Annual Base Salary
Base salaries established for our named executive officers are paid to attract and retain talent and are set at a level that is commensurate with each executive’s duties and authority, contributions, prior experience and sustained performance. The 2023 base salaries for our named executive officers were as follows:

NAME	2023 BASE SALARY
Jeffrey Stein, Ph.D.	$593,800	(1)
Taylor Sandison, M.D., M.P.H.	$487,100	(1)
Shane Ward	$454,640	(1)
(1)    Drs. Stein and Sandison and Mr. Ward received base salary increases in March 2023 which were applied retroactively to January 1, 2023.
Annual Bonus Opportunity
In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our named executive officers to achieve defined annual corporate and individual goals and to reward them for achievement towards these goals. The annual performance-based bonus that each named executive officer is eligible to receive is generally based on the extent to which we achieve the corporate goals the Board establishes each year, the extent to which the executive achieves any related individual goals and each executive’s target bonus opportunity.
The target bonus percentages that Drs. Stein and Sandison and Mr. Ward will be eligible for under the bonus plan for 2023 are 60%, 40% and 40% of their base salaries, respectively. Dr. Stein’s bonus award will be weighted 100% for our achievement of corporate goals established by the Board. The bonus awards for Dr. Sandison and Mr. Ward will be weighted 80% for our achievement of corporate goals and 20% for achievement of individual goals approved by our Chief Executive Officer. Our corporate goals for 2023, established by our Board upon recommendation of the Compensation and Human Capital Committee, were a mix of clinical, research and development and financial goals. For our executive officers, including our named executive officers, the actual bonus award for any year, if any, may be more or less than the applicable target, depending primarily on the Board’s determination of the extent to which we achieved the corporate goal component, and, other than for Dr. Stein, the executive’s individual performance with respect to such corporate goals. There is no minimum bonus percentage or amount established for the named executive officers and, as a result, the bonus amounts vary from year to year based on corporate and/or individual performance. Payments under the bonus plan may be made in cash, through the issuance of stock, stock options or another form of equity award, or by a combination thereof. The Compensation and Human Capital Committee has the right to terminate or change the bonus plan at any time and for any reason.
Annual performance-based cash bonuses have not yet been determined for 2023. We expect to be able to determine the annual performance-based cash bonuses by mid-2024.
Equity-Based Incentive Awards
Our equity-based incentive awards are designed to align the interests of our employees, including our named executive officers, with our stockholders’ interests. The Compensation and Human Capital Committee is responsible for approving equity grants, other than those for our Chief Executive Officer and directors which are approved by our Board based upon the recommendation of the Compensation and Human Capital Committee. Our executives generally are awarded an initial new hire equity grant upon commencement of employment. Additional annual grants may also be made at the discretion of the Compensation and Human Capital Committee or Board in order to specifically incentivize executives with respect to achieving certain corporate goals, reward executives for exceptional performance, or to ensure executives’ equity holdings are consistent with our compensation philosophy.

CIDARA THERAPEUTICS, INC.
Prior to our initial public offering, we granted all equity awards pursuant to our 2013 Stock Option and Grant Plan, or the 2013 Plan. Upon and following our initial public offering, all equity awards are granted under our 2015 Equity Incentive Plan, or the 2015 Plan, and, starting in December 2020, new hire equity awards to individuals who were not previously employees or directors of the Company, may be granted under our 2020 Inducement Incentive Plan, or the 2020 Plan. The terms of our 2013 Plan, 2015 Plan and 2020 Plan are described below under “Equity Benefit Plans.” All options are granted with a per share exercise price equal to the fair market value of a share of our common stock on the date of the grant of such award, as determined by the Compensation and Human Capital Committee or the Board. Generally, our new hire equity awards vest over a four-year period and our annual equity awards vest over a three-year period, in each case subject to the holder’s continuous service to Cidara.
We granted annual equity awards to each of our named executive officers in March 2023. Our annual equity awards for Drs. Stein and Sandison and Mr. Ward consisted of stock options and RSUs. All stock options were granted and approved on the same date with an exercise price equal to the fair value of the Company’s common stock on the date of grant. All stock options are time-based awards, which vest monthly, on a pro-rata basis, over three years, and have a term of ten years. The RSUs vest in three annual installments on March 10, 2024, 2025, and 2026, contingent on each officer’s continued employment with the Company through the applicable vesting date.
Clawbacks
As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, the Chief Executive Officer and Chief Financial Officer may be legally required to reimburse our Company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002, as amended. Additionally, we have implemented a Dodd-Frank Act-compliant clawback policy, as required by SEC rules.
As discussed elsewhere in this Annual Report on Form 10-K, on April 11 and April 15, 2024, the Audit Committee determined, based on management’s recommendation, that our Prior Financial Statements filed with the SEC should no longer be relied upon and should be restated. We have restated the Prior Financial Statements in this Annual Report on Form 10-K. In accordance with our Incentive Compensation Recoupment Policy that was adopted on December 1, 2023, as required by the listing standards adopted pursuant to 17 CFR 240.10D–1, management concluded that recovery of erroneously awarded compensation was not required. This conclusion was reached because during the period relevant to the restatement, no compensation paid to our executives was granted, earned, or vested based wholly or in part upon the attainment of any measure that is determined and presented in accordance with the accounting principles used in preparing our financial statements.
Agreements with our Named Executive Officers
In September 2016 we entered into an amended and restated employment agreement with Dr. Stein. In March 2017 we entered into an employment agreement with Dr. Sandison. In August 2021 we entered into an employment agreement with Mr. Ward. The agreements govern the terms of their at-will employment with us and provide for certain severance and change of control benefits, the terms of which are described below under “—Potential Payments Upon Termination or Change of Control.”
Potential Payments Upon Termination or Change of Control
Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his term of service, including salary and unused vacation pay. In addition, each of our named executive officers is eligible to receive certain benefits pursuant to his agreement with us. The benefits described below are contingent on the officer’s execution and non-revocation of a general release of claims against us and certain related parties.
Dr. Stein
In the event that we terminate the employment of Dr. Stein other than for cause or if Dr. Stein resigns with good reason, in each case as defined in Dr. Stein’s amended and restated employment agreement, and provided such event occurs outside of the period beginning three months before and ending 12 months after a change of control transaction involving us, Dr. Stein will receive 12 months of salary, payable in a lump sum, and 12 months of health care benefits continuation at our expense.

CIDARA THERAPEUTICS, INC.
In the event that we terminate the employment of Dr. Stein other than for cause or if Dr. Stein resigns with good reason, in each case as defined in Dr. Stein’s amended and restated employment agreement, and provided such event occurs during the period beginning three months before and ending 12 months after a change of control transaction involving us, Dr. Stein will receive 18 months of salary, payable in a lump sum, 1.5 times the amount of Dr. Stein’s target bonus level for the year in which the termination occurs, and 18 months of health care benefits continuation at our expense. In addition, all of Dr. Stein’s unvested stock awards will immediately become vested on the date of termination.
In addition, in the event we undertake a change of control transaction in which Dr. Stein is subject to excise taxes under Section 280G of the Internal Revenue Code of 1986, as amended, or the Code, Dr. Stein will receive a gross-up payment, payable in a lump sum, to fully compensate Dr. Stein for any such taxes imposed by Section 280G of the Code.
Dr. Sandison and Mr. Ward
In the event that we terminate the employment of either Dr. Sandison or Mr. Ward other than for cause or if such executive resigns with good reason, in each case as defined in his employment agreement, and provided such event occurs outside of the period beginning three months before and ending 12 months after a change of control transaction involving us, such executive will receive nine months of salary, payable in a lump sum, and nine months of health care benefits continuation at our expense.
In the event we terminate the employment of either Dr. Sandison or Mr. Ward other than for cause or if such executive resigns with good reason, in each case as defined in his employment agreement, and provided such event occurs during the period beginning three months before and ending 12 months after a change of control transaction involving us, such executive will receive 12 months of salary, payable in a lump sum, an amount equal to his target bonus level for the year in which the termination occurs, and 12 months of health care benefits continuation at our expense. In addition, all of such executive’s unvested stock awards will immediately become vested on the date of termination.
In addition, in the event we undertake a change of control transaction in which either Dr. Sandison or Mr. Ward is subject to excise taxes under Section 280G of the Code, Dr. Sandison and Mr. Ward, as applicable, will receive a gross-up payment, payable in a lump sum, to compensate such executive officer for any taxes imposed by Section 280G of the Code, provided that each such gross-up payment will be capped at $1.0 million.

CIDARA THERAPEUTICS, INC.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of December 31, 2023:

				OPTION AWARDS (1)				STOCK AWARDS
NAME	GRANT DATE		VESTING COMMENCE- MENT DATE	NUMBER OF SECURITIES UNDERLYING UNEXER-CISED OPTIONS (#) EXER-CISABLE	NUMBER OF SECURITIES UNDERLYING UNEXER-CISED OPTIONS (#) UNVESTED AND UNEXER-CISABLE	OPTION EXER- CISE PRICE ($)	OPTION EXPIR- ATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($) (2)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS, OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($) (2)
Jeffrey Stein, Ph.D.	9/9/2014	(3)	5/30/2014	153,443	—	$2.29	9/8/2024
	2/19/2015	(4)	2/19/2015	205,511	—	$6.86	2/18/2025
	3/16/2016	(4)	3/16/2016	159,000	—	$9.89	3/15/2026
	3/31/2017	(4)	3/31/2017	220,000	—	$7.80	3/30/2027
	3/29/2018	(4)	3/29/2018	235,000	—	$4.00	3/28/2028
	3/21/2019	(4)	3/21/2019	265,000	—	$2.61	3/20/2029
	3/19/2020	(4)	3/19/2020	330,000	—	$1.98	3/18/2030
	3/17/2021	(4)	3/17/2021	481,250	43,750	$2.55	3/16/2031
	3/31/2022	(4)	3/31/2022	192,500	137,500	$0.83	3/30/2032
	3/31/2022	(9)	3/31/2022					108,900	$86,031
	3/27/2023	(4)	3/27/2023	135,875	407,625	$1.01	3/26/2033
	3/27/2023	(10)	3/27/2023					271,750	$214,683
Taylor Sandison, M.D., M.P.H.	9/18/2017	(5)								12,500	$9,875
	3/29/2018	(4)	3/29/2018	70,000	—	$4.00	3/28/2028
	3/21/2019	(4)	3/21/2019	65,000	—	$2.61	3/20/2029
	12/18/2019	(6)	12/18/2019	61,925	—	$2.45	12/17/2026
	12/18/2019	(7)	12/18/2019	4,075	—	$2.45	12/17/2026
	3/19/2020	(4)	3/19/2020	145,000	—	$1.98	3/18/2030
	3/17/2021	(4)	3/17/2021	132,917	12,083	$2.55	3/16/2031
	9/30/2021	(8)	9/30/2021					50,200	$39,658
	3/31/2022	(4)	3/31/2022	58,333	41,667	$0.83	3/30/2032
	3/31/2022	(9)	3/31/2022					33,000	$26,070
	3/27/2023	(4)	3/27/2023	45,000	135,000	$1.01	3/26/2033
	3/27/2023	(10)	3/27/2023					90,000	$71,100
Shane Ward	8/25/2021	(3) (11)	8/25/2021	145,833	104,167	$2.16	8/24/2031
	3/31/2022	(4)	3/31/2022	40,833	29,167	$0.83	3/30/2032
	3/31/2022	(9)	3/31/2022					23,100	$18,249
	3/27/2023	(4)	3/27/2023	63,333	190,000	$1.01	3/26/2033
	3/27/2023	(10)	3/27/2023					126,667	$100,067
(1)    Options granted prior to April 2015 were granted under the 2013 Plan, and options granted after April 2015 were granted under the 2015 Plan. Options granted under the 2013 Plan are immediately exercisable subject to a repurchase right held by us, which lapses as the shares vest. Options granted under the 2015 Plan become exercisable as they vest. The terms of the 2013 Plan and 2015 Plan are described below under “Equity Benefit Plans.” All equity award vesting is subject to continued service of the executive.
(2)    The amount shown is determined by multiplying the number of unvested restricted stock units, or RSUs, and performance restricted stock units, or PRSUs, by $0.79, the closing price of the Company's common stock on December 29, 2023, the last trading day of the Company’s fiscal year.
(3)    Stock options have a four-year vesting schedule, with 25% vesting on the one-year anniversary of the vesting commencement date, and monthly thereafter in equal increments over the remaining 36 months.
(4)    Stock options have a three-year vesting schedule, vesting in equal monthly increments.
(5)    Awards include PRSUs that are subject to performance-based vesting conditions and are scheduled to vest on the achievement of various clinical and corporate milestones, subject to the officer’s continued service with the Company through the satisfaction of such performance conditions. As of December 31, 2023, none of the performance criteria underlying these PRSUs have been achieved.

CIDARA THERAPEUTICS, INC.
(6)    Represents stock options granted in our 2019 Option Exchange described in our proxy statement for our 2020 Annual Meeting of Stockholders, which vested in full on the first anniversary of the grant date.
(7)    Represents stock options granted in our 2019 Option Exchange, which vest over three years, with 1/3 vesting on the one-year anniversary of the vesting commencement date, and monthly thereafter in equal increments over the remaining 24 months.
(8)    Represents RSUs that are subject to time-based vesting conditions and are scheduled to vest in three equal installments on September 10, 2022, 2023 and 2024, contingent on the officer’s continued service with the Company through the applicable vesting date.
(9)    Represents RSUs that are subject to time-based vesting conditions and are scheduled to vest in three equal installments on March 10, 2023, 2024 and 2025, contingent on the officer’s continued service with the Company through the applicable vesting date.
(10)    Represents RSUs that are subject to time-based vesting conditions and are scheduled to vest in three equal installments on March 10, 2024, 2025 and 2026, contingent on the officer’s continued service with the Company through the applicable vesting date.
(11)    Options were granted under the 2020 Plan and become exercisable as they vest. The terms of the 2020 Plan are described below under “Equity Benefit Plans.” All equity award vesting is subject to continued service of the executive.
Option Repricings
We did not engage in any repricings, modifications or cancellations of any of our named executive officers’ outstanding equity awards during the year ended December 31, 2023.
Perquisites: Health, Welfare and Retirement Benefits
All of our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as our other employees. We also provide a 401(k) plan to our employees, including our named executive officers, as discussed in the section below entitled “401(k) Plan.”
We do not provide any other perquisites or personal benefits to our named executive officers. We do, however, pay the premiums for term life insurance and disability insurance for all of our employees, including our current named executive officers.
401(k) Plan
We maintain a defined contribution employee retirement plan, or the 401(k) Plan, for our employees. Our named executive officers are eligible to participate in the 401(k) Plan on the same basis as our other employees. The 401(k) Plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The 401(k) plan provides that each participant may contribute a portion of his or her eligible compensation, up to the statutory annual limit, which was $22,500 for employees under age 50 and was $30,000 for employees age 50 and over in 2023. All contributions made by participants are either pre-tax contributions or after-tax “Roth 401(k) contributions,” as elected by the participant. The plan permits us to make discretionary contributions, including matching contributions and discretionary profit-sharing contributions. In 2024 we made an employer matching contribution for 2023 employee pre-tax and Roth 401(k) contributions of fifty cents for every employee dollar electively deferred under the 401(k) Plan, limited to six percent of the participant’s compensation and further subject to any limitations set forth by the Internal Revenue Service. The 401(k) Plan currently does not offer the ability to invest in Cidara’s securities.
Nonqualified Deferred Compensation
None of our named executive officers participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. The Board may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

CIDARA THERAPEUTICS, INC.
Tax Deductibility of Executive Compensation
Under Section 162(m) of the Code, or Section 162(m), compensation paid to each of our “covered employees” that exceeds $1.0 million per taxable year is generally non-deductible unless the compensation qualifies for certain grandfathered exceptions (including the “performance-based compensation” exception) for certain compensation paid pursuant to a written binding contract in effect on November 2, 2017 and not materially modified on or after such date.
Although the Compensation and Human Capital Committee will continue to consider tax implications as one factor in determining executive compensation, the Compensation and Human Capital Committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for the Company’s named executive officers in a manner consistent with the goals of the Company’s executive compensation program and the best interests of the Company and its stockholders, which may include providing for compensation that is not deductible by the Company due to the deduction limit under Section 162(m). The Compensation and Human Capital Committee also retains the flexibility to modify compensation that was initially intended to be exempt from the deduction limit under Section 162(m) if it determines that such modifications are consistent with the Company’s business needs.
EQUITY BENEFIT PLANS
2020 Inducement Incentive Plan
Our Board adopted the 2020 Plan in December 2020.
Eligible Award Recipients. Grantees under the 2020 Plan must be individuals who were not previously employees or directors of the Company, or who are returning to employment following a bona fide period of non-employment with the Company.
Stock Awards. The 2020 Plan provides for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards to eligible employees as an inducement material to such persons entering into employment with the Company.
Administration. Our Board administers the 2020 Plan. Awards may be granted under the 2020 Plan by either a majority of the Board’s independent members or the independent members of the Compensation and Human Capital Committee. Subject to the terms of the 2020 Plan, our Board or the authorized committee, referred to herein as the plan administrator, determines recipients, dates of grant, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and the vesting schedule applicable to a stock award. Subject to the limitations set forth below, the plan administrator will also determine the exercise price, strike price or purchase price of awards granted and the types of consideration to be paid for the award.
The plan administrator has the authority to modify outstanding awards under our 2020 Plan. Subject to the terms of our 2020 Plan, the plan administrator may not reduce the exercise, purchase or strike price of any outstanding stock award, but may cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.
Stock Options. Nonstatutory stock options, or NSOs, are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of the 2020 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2020 Plan vest at the rate specified by the plan administrator.
The plan administrator determines the term of stock options granted under the 2020 Plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.
Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the optionholder, (4) a net exercise of the option, and (5) other legal consideration approved by the plan administrator.

CIDARA THERAPEUTICS, INC.
Unless the plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An optionholder may designate a beneficiary, however, who may exercise the option following the optionholder’s death.
Restricted Stock Unit Awards. RSU awards are granted pursuant to restricted stock unit award agreements adopted by the plan administrator. RSU awards may be granted in consideration for any form of legal consideration. An RSU award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by an RSU award. Except as otherwise provided in the applicable award agreement, RSUs that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.
Corporate Transactions. In the event of certain specified significant corporate transactions, the plan administrator has the discretion to take any of the following actions with respect to stock awards:
•arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company;
•arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company;
•accelerate the vesting of the stock award and provide for its termination at or prior to the effective time of the corporate transaction;
•arrange for the lapse of any reacquisition or repurchase right held by us;
•cancel or arrange for the cancellation of the stock award in exchange for such cash consideration, if any, as the Board may deem appropriate; or
•make a payment equal to the excess of (1) the value of the property the participant would have received upon exercise of the stock award over (2) the exercise price otherwise payable in connection with the stock award.
Our plan administrator is not obligated to treat all stock awards, even those that are of the same type, in the same manner.
Under the 2020 Plan, a corporate transaction is generally the consummation of (1) a sale or other disposition of all or substantially all of our consolidated assets, (2) a sale or other disposition of at least 90% of our outstanding securities, (3) a merger, consolidation or similar transaction following which we are not the surviving corporation, or (4) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.
Change of Control. The plan administrator may provide, in an individual award agreement or in any other written agreement between a participant and us, that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change of control. For example, certain of our employees may receive an award agreement that provides for vesting acceleration upon the individual’s termination without cause or resignation for good reason (including a material reduction in the individual’s base salary, duties, responsibilities or authority, or a material relocation of the individual’s principal place of employment with us) in connection with a change of control. Under the 2020 Plan, a change of control is generally (1) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction; (2) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity; or (3) a consummated sale, lease or exclusive license or other disposition of all or substantially of our consolidated assets.
Amendment and Termination. Our Board has the authority to amend, suspend, or terminate our 2020 Plan, subject to stockholder approval.
2015 Equity Incentive Plan
Our Board adopted the 2015 Plan in March 2015 and our stockholders approved the 2015 Plan in April 2015. The 2015 Plan became effective upon the execution and delivery of the underwriting agreement related to our initial public offering. Once the 2015 Plan became effective, no further grants were made under the 2013 Plan.
Stock Awards. The 2015 Plan provides for the grant of incentive stock options, or ISOs, NSOs, stock appreciation rights, restricted stock awards, RSUs, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of us and our affiliates. Additionally, the 2015 Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

CIDARA THERAPEUTICS, INC.
Administration. Our Board, or a duly authorized committee thereof, has the authority to administer the 2015 Plan. Our Board may also delegate to one or more of our officers the authority to (1) designate employees (other than other officers) to be recipients of certain stock awards, and (2) determine the number of shares of common stock to be subject to such stock awards. Subject to the terms of the 2015 Plan, our Board or the authorized committee, referred to herein as the plan administrator, determines recipients, dates of grant, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and the vesting schedule applicable to a stock award. Subject to the limitations set forth below, the plan administrator will also determine the exercise price, strike price or purchase price of awards granted and the types of consideration to be paid for the award.
The plan administrator has the authority to modify outstanding awards under our 2015 Plan. Subject to the terms of our 2015 Plan, the plan administrator has the authority to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.
Stock Options. ISOs and NSOs are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of the 2015 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2015 Plan vest at the rate specified by the plan administrator.
The plan administrator determines the term of stock options granted under the 2015 Plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.
Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO, and (5) other legal consideration approved by the plan administrator.
Unless the plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An optionholder may designate a beneficiary, however, who may exercise the option following the optionholder’s death.
Restricted Stock Unit Awards. RSU awards are granted pursuant to restricted stock unit award agreements adopted by the plan administrator. RSU awards may be granted in consideration for any form of legal consideration. An RSU award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by an RSU award. Except as otherwise provided in the applicable award agreement, RSUs that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.
Corporate Transactions. In the event of certain specified significant corporate transactions, the plan administrator has the discretion to take any of the following actions with respect to stock awards:
•arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company;
•arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company;
•accelerate the vesting of the stock award and provide for its termination at or prior to the effective time of the corporate transaction;
•arrange for the lapse of any reacquisition or repurchase right held by us;
•cancel or arrange for the cancellation of the stock award in exchange for such cash consideration, if any, as the Board may deem appropriate; or
•make a payment equal to the excess of (1) the value of the property the participant would have received upon exercise of the stock award over (2) the exercise price otherwise payable in connection with the stock award.

CIDARA THERAPEUTICS, INC.
Our plan administrator is not obligated to treat all stock awards, even those that are of the same type, in the same manner.
Under the 2015 Plan, a corporate transaction is generally the consummation of (1) a sale or other disposition of all or substantially all of our consolidated assets, (2) a sale or other disposition of at least 90% of our outstanding securities, (3) a merger, consolidation or similar transaction following which we are not the surviving corporation, or (4) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.
Change of Control. The plan administrator may provide, in an individual award agreement or in any other written agreement between a participant and us, that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change of control. For example, certain of our employees may receive an award agreement that provides for vesting acceleration upon the individual’s termination without cause or resignation for good reason (including a material reduction in the individual’s base salary, duties, responsibilities or authority, or a material relocation of the individual’s principal place of employment with us) in connection with a change of control. Under the 2015 Plan, a change of control is generally (1) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction; (2) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity; or (3) a consummated sale, lease or exclusive license or other disposition of all or substantially of our consolidated assets.
Amendment and Termination. Our board of directors has the authority to amend, suspend, or terminate our 2015 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the date our Board adopted our 2015 Plan.
2013 Stock Option Plan
Our Board initially adopted and our stockholders approved the 2013 Plan in February 2013. The 2013 Plan provides for the grant of stock options (ISOs and NSOs), restricted stock awards, unrestricted stock awards and RSU awards to our employees, directors, and consultants. Only stock options were awarded under the 2013 Plan. Our Board, or a duly authorized committee thereof, has the authority to administer the 2013 Plan. Subject to the terms of the 2013 Plan, our Board determined recipients, dates of grant, the number of and types of awards granted and the terms and conditions of awards made, including any applicable vesting schedule. Awards under the 2013 Plan were granted pursuant to award agreements adopted by the plan administrator. No additional awards may be granted under the 2013 Plan. However, any outstanding awards already granted under the 2013 Plan will remain outstanding, subject to the terms of such plan and the applicable award agreements, until such outstanding awards are exercised or until they terminate or expire by their terms.
2015 Employee Stock Purchase Plan
Our Board adopted the 2015 Employee Stock Purchase Plan, or the ESPP, in March 2015 and our stockholders approved the ESPP in April 2015. The ESPP became effective immediately upon the execution and delivery of the underwriting agreement related to our initial public offering. The purpose of the ESPP is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward our success and that of our affiliates.
Administration. Our Board has delegated its authority to administer the ESPP to our Compensation and Human Capital Committee. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances.
Payroll Deductions. Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, may participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock under the ESPP. Unless otherwise determined by our Board, common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (1) 85% of the fair market value of a share of our common stock on the first date of an offering or (2) 85% of the fair market value of a share of our common stock on the date of purchase.
Corporate Transactions. In the event of certain significant corporate transactions, including the consummation of: (1) a sale of all our assets, (2) the sale or disposition of 90% of our outstanding securities, (3) a merger or consolidation where we do not survive the transaction and (4) a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction, any then-outstanding rights to purchase our stock under the ESPP may be assumed, continued

CIDARA THERAPEUTICS, INC.
or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such purchase rights, then the participants’ accumulated payroll contributions will be used to purchase shares of our common stock within ten business days prior to such corporate transaction, and such purchase rights will terminate immediately.
Plan Amendments, Termination. Our Board has the authority to amend or terminate our ESPP, provided that except in certain circumstances any such amendment or termination may not materially impair any outstanding purchase rights without the holder’s consent. We will obtain stockholder approval of any amendment to our ESPP as required by applicable law or listing requirements.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2023.

Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights (3)	(c) Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a) (4)
Equity compensation plans approved by security holders:	11,785,218	(1)	$2.26	4,072,069
Equity compensation plans not approved by security holders:	978,850	(2)	$1.86	327,150
Total	12,764,068			4,399,219
(1)    Includes 9,814,165 shares subject to outstanding stock options and 1,971,053 shares subject to outstanding RSUs under our 2015 Plan and 2013 Plan.
(2)    Includes 851,850 shares subject to outstanding stock options and 127,000 shares subject to outstanding RSUs under our 2020 Plan.
(3)    The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs or PRSUs, which have no exercise price.
(4)    Includes our 2013 Plan, 2015 Plan, 2020 Plan, and our ESPP. 987,756 shares in “Equity compensation plans approved by security holders” under column (c) were subject to purchase under our ESPP.
PAY VERSUS PERFORMANCE
We are providing the following information about the relationship between executive compensation actually paid and certain financial performance of our company as required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K. The disclosure included in this section is prescribed by SEC rules and does not necessarily align with how the Company or the Compensation and Human Capital Committee view the link between the Company’s performance and named executive officer, or NEO, pay. This disclosure is intended to comply with the requirements of Item 402(v) of Regulation S-K applicable to “smaller reporting companies.” For additional information about our compensation philosophy and how we seek to align executive compensation with the Company’s performance, refer to “Executive and Director Compensation” section above.
Required Tabular Disclosure of Pay Versus Performance
The amounts set forth below under the headings “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to Non-PEO NEOs” have been calculated in a manner consistent with Item 402(v) of Regulation S-K. Use of the term “compensation actually paid” is required by the SEC’s rules and as a result of the calculation methodology required by the SEC, such amounts differ from compensation actually received by the individuals and the compensation decisions described in the “Executive and Director Compensation” section above. Our Chief Executive Officer is our principal executive officer and is referred to as PEO in the headers in the following tables.

CIDARA THERAPEUTICS, INC.

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (2)	Average Summary Compensation Table Total for Non-PEO NEOs (3)	Average Compensation Actually Paid to Non-PEO NEOs (4)	Value of Initial Fixed $100 Investment Based on Total Stockholder Return (“TSR”) (5)	Net Loss (thousands) (6)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2023	$1,266,444	$1,309,657	$744,974	$745,897	$39.70	$(22,931)
2022	$1,256,948	$1,040,138	$705,055	$594,360	$37.82	$(33,584)
2021	$1,630,620	$1,140,100	$1,090,413	$806,943	$63.50	$(46,288)
(1)    The dollar amounts reported in column (b) are the amounts of total compensation reported for Dr. Stein for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive and Director Compensation—Summary Compensation Table”.
(2)    The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Dr. Stein, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Dr. Stein during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Dr. Stein’s total compensation for each year to determine the compensation actually paid:

Year	Reported Summary Compensation Table Total for PEO	Subtract: Reported Value of Equity Awards (a)	Add: Equity Award Adjustments (b)	Compensation Actually Paid to PEO
2023	$1,266,444	$662,744	$705,957	$1,309,657
2022	$1,256,948	$383,698	$166,888	$1,040,138
2021	$1,630,620	$794,220	$303,700	$1,140,100
(a)    The grant date fair value of equity awards represents the sum of the totals of the amounts reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for the applicable year.
(b)    The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following: (i) the year-end fair value of any equity awards granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) the amount of change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in same applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year. The amounts deducted or added in calculating the equity award adjustments are as follows:

Year	Add: Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Add: Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	Add: Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Add: Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Subtract: Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	Add: Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation	Total Equity Award Adjustments
2023	$438,878	$16,849	$88,719	$161,511	$—	$—	$705,957
2022	$243,914	$(76,495)	$102,459	$(102,990)	$—	$—	$166,888
2021	$225,505	$(90,254)	$119,488	$48,961	$—	$—	$303,700
(3)    The dollar amounts reported in column (d) represent the average of the amounts reported for our company’s named executive officers as a group (excluding our PEO) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the named executive officers (excluding our PEO) included for purposes of calculating the average amounts in each applicable year are as follows: for 2023, Dr. Sandison and Mr. Ward, for 2022, Drs. Sandison and Shah, and for 2021, Drs. Sandison and Tari.

CIDARA THERAPEUTICS, INC.
(4)    The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the named executive officers as a group (excluding our PEO), as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the named executive officers as a group (excluding our PEO) during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the named executive officers as a group (excluding our PEO) for each year to determine the compensation actually paid, using the same methodology described above in Note (2):

Year	Average Reported Summary Compensation Table Total for Non-PEO NEOs	Subtract: Average Reported Value of Equity Awards	Add: Average Equity Award Adjustments (a)	Average Compensation Actually Paid to Non-PEO NEOs
2023	$744,974	$264,204	$265,127	$745,897
2022	$705,055	$100,105	$(10,590)	$594,360
2021	$1,090,413	$548,438	$264,968	$806,943
(a)    The amounts deducted or added in calculating the total average equity award adjustments are as follows:

Year	Add: Average Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Add: Year over Year Average Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	Add: Average Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Add: Year over Year Average Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Subtract: Average Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	Add: Average Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation	Total Average Equity Award Adjustments
2023	$174,959	$5,920	$35,368	$48,880	$—	$—	$265,127
2022	$74,837	$(67,038)	$13,815	$(32,204)	$—	$—	$(10,590)
2021	$255,936	$(35,113)	$32,401	$11,744	$—	$—	$264,968
(5)    TSR is determined based on the value of an initial fixed investment of $100 on December 31, 2020. Cumulative TSR reported in column (f) is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between our company’s share price at the end and the beginning of the measurement period by our company’s share price at the beginning of the measurement period. No dividends were paid on stock or option awards in 2023, 2022 or 2021.
(6)    The dollar amounts reported in column (g) represent the amount of net loss reflected in our consolidated audited financial statements for the applicable years, as restated for 2022 and 2021.
Required Disclosure of the Relationship Between Compensation Actually Paid and Financial Performance Measures
We generally seek to incentivize long-term performance, and therefore do not specifically align our performance measures with “compensation actually paid” (as computed in accordance with Item 402(v) of Regulation S-K) for a particular year. In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between information presented in the Pay Versus Performance table.

CIDARA THERAPEUTICS, INC.
Compensation Actually Paid and Net Loss
We had revenue in 2023, 2022 or 2021 associated with the Company’s collaboration agreements with Mundipharma Medical Company, or Mundipharma, and Janssen Pharmaceuticals, Inc., and license agreement with Melinta Therapeutics, LLC, or Melinta, as well as revenue in 2023 associated with commercial supply of REZZAYO® shipped to Mundipharma, our licensee outside the U.S. and Japan, and Melinta, our licensee in the U.S. Consequently, we do not use net loss as a performance measure in our executive compensation program. Moreover, with only limited license, partnership and commercial supply revenue, we do not believe there is any meaningful relationship between our net loss and compensation actually paid to our NEOs during the periods presented. Our net loss was $22.9 million in 2023, $33.6 million in 2022, as restated, and $46.3 million in 2021, as restated.

Compensation Actually Paid and Net Loss
Compensation Actually Paid (millions)
$1.4
$1.2
$1.0
$0.8
$0.6
$0.4
$0.2
$0.0
Net Loss (millions)
$0
($10)
($20)
($30)
($40)
($50)
($60)
($70)
$1.14
$0.81
$1.04
$0.59
$1.31
$0.75
FY 2021
FY 2022
FY 2023
PEO
Average Non-PEO NEO
Net Loss

CIDARA THERAPEUTICS, INC.
Compensation Actually Paid and Cumulative TSR

Compensation Actually Paid and Cumulative TSR
$1.4
$1.2
$1.0
$0.8
$0.6
$0.4
$0.2
$0.0
Compensation Actually Paid (millions)
$140
$120
$100
$80
$60
$40
$20
$0
Cumulative TSR (value of initial $100 investment)
$1.14
$0.81
$1.04
$0.59
$1.31
$0.75
FY 2021
FY 2022
FY 2023
PEO
Average Non-PEO NEO
Cumulative TSR

All information provided above under the “Item 402(v) Pay Versus Performance” heading will not be deemed to be incorporated by reference in any filing of our company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent the Company specifically incorporates such information by reference.
NON-EMPLOYEE DIRECTOR COMPENSATION
We maintain a non-employee director compensation policy approved by our Board based on the recommendation of the Compensation and Human Capital Committee. The policy originally became effective in 2015 and was amended by the Board, upon the recommendation of the Compensation and Human Capital Committee, in December 2016, in December 2019, in December 2020, in March 2021 (added Science and Technology Committee compensation), in December 2021, in December 2022, and in December 2023.
The policy, as amended in December 2023, provides that each non-employee director will receive the following compensation for service on the Board:
•an annual cash retainer of $40,000, or $70,000 for the Chairman of the Board;
•an additional annual cash retainer of $9,000, $7,500 and $4,000 for service as a member of the Audit Committee, Compensation and Human Capital Committee, and Nominating and Governance Committee, respectively;
•an additional annual cash retainer of $18,000, $15,000 and $8,000 for service as Chairman of the Audit Committee, Compensation and Human Capital Committee, and Nominating and Governance Committee, respectively (in lieu of the committee member retainer above);

CIDARA THERAPEUTICS, INC.
•an initial option grant to purchase 85,000 shares of our common stock on the date of each non-employee director’s initial appointment to the Board, with 1/3rd of the shares vesting on the first anniversary of the date of grant and the remaining shares vesting in equal monthly installments over the next two years, subject to acceleration of vesting in full upon a change of control; and
•an annual option grant to purchase 42,500 shares of our common stock on the date of each of our annual stockholder meetings, which vests in one installment on the earlier of the first anniversary of the date of grant and the day prior to the date of our first annual stockholder meeting held after the date of grant, subject to acceleration of vesting in full upon a change of control.
The policy in place during 2023 until amendment in December 2023 provided that each non-employee director would receive the following compensation for service on the Board:
•an annual cash retainer of $40,000, or $70,000 for the Chairman of the Board;
•an additional annual cash retainer of $9,000, $7,500, $4,000 and $4,000 for service as a member of the Audit Committee, Compensation and Human Capital Committee, Nominating and Governance Committee, and Science and Technology Committee, respectively;
•an additional annual cash retainer of $18,000, $15,000, $8,000 and $8,000 for service as Chairman of the Audit Committee, Compensation and Human Capital Committee, Nominating and Governance Committee, and Science and Technology Committee, respectively (in lieu of the committee member retainer above);
•an initial option grant to purchase 85,000 shares of our common stock on the date of each non-employee director’s initial appointment to the Board, with 1/3rd of the shares vesting on the first anniversary of the date of grant and the remaining shares vesting in equal monthly installments over the next two years, subject to acceleration of vesting in full upon a change of control; and
•an annual option grant to purchase 42,500 shares of our common stock on the date of each of our annual stockholder meetings, which vests in one installment on the earlier of the first anniversary of the date of grant and the day prior to the date of our first annual stockholder meeting held after the date of grant, subject to acceleration of vesting in full upon a change of control.
We provide reimbursement to all of our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of the Board and committees of the Board.
The following table sets forth in summary form information concerning the compensation that was earned by each of our non-employee directors during the year ended December 31, 2023:

NAME	FEES EARNED OR PAID IN CASH	OPTION AWARDS ($)(1)	TOTAL ($)
Bonnie Bassler, Ph.D.	$52,000	$34,837	$86,837
Daniel Burgess	$92,000	$34,837	$126,837
Carin Canale-Theakston	$47,500	$34,837	$82,337
Timothy R. Franson, M.D.	$59,500	$34,837	$94,337
David Gollaher, Ph.D.	$48,000	$34,837	$82,837
Chrysa Mineo	$56,500	$34,837	$91,337
Theodore R. Schroeder	$64,000	$34,837	$98,837

(1)
The amounts reported reflect the aggregate grant date fair value of each equity award granted to our non-employee directors during the fiscal year ended December 31, 2023, as computed in accordance with FASB ASC 718. Assumptions used in the calculation of these amounts are included in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. As of December 31, 2023, the aggregate number of options held by our non-employee directors was as follows: Dr. Bassler, 123,000; Mr. Burgess, 187,011; Ms Canale-Theakston, 123,000; Dr. Franson, 176,185; Dr. Gollaher, 136,500; Ms. Mineo, 147,500; Mr. Schroeder, 187,011. As of December 31, 2023, none of our non-employee directors held other unvested stock awards.

CIDARA THERAPEUTICS, INC.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of the Company’s common stock as of April 12, 2024 by: (i) each director; (ii) each of our named executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of its common stock.
The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 91,235,020 shares outstanding on April 12, 2024, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for the following stockholders is: c/o Cidara Therapeutics, Inc., 6310 Nancy Ridge Drive, Suite 101, San Diego, CA 92121.

	Beneficial Ownership
Beneficial Owner	Number of Shares (#)	Percent of Total (%)
Greater than 5% stockholders
Biotechnology Value Fund, L.P. and its affiliates (1) 44 Montgomery Street, 40th Floor San Francisco, CA 94104	9,364,457	9.99%
Mundipharma AG (2) St. Alban-Rheinweg 74 Basel 4020, Switzerland	4,781,408	5.24%

Named Executive Officers and Directors
Jeffrey Stein, Ph.D. (3)	3,892,114	4.15%
Taylor Sandison, M.D., M.P.H. (4)	866,700	*
Shane Ward (5)	437,614	*
Daniel Burgess (6)	147,511	*
Timothy R. Franson, M.D. (7)	144,685	*
Theodore R. Schroeder (8)	144,511	*
Chrysa Mineo (9)	105,000	*
David Gollaher, Ph.D. (10)	94,000	*
Bonnie Bassler, Ph.D. (11)	80,812	*
Carin Canale-Theakston (12)	80,500	*
All current executive officers and directors as a group (12 persons) (13)	7,198,955	7.46%
*    Less than one percent.
(1)    Based upon a Schedule 13G/A filed with the SEC on February 14, 2024 by Biotechnology Value Fund, L.P., on behalf of itself, BVF I GP LLC, Biotechnology Value Fund II, L.P., BVF II GP LLC, Biotechnology Value Trading Fund OS LP, BVF Partners OS Ltd., BVF GP Holdings LLC, BVF Partners L.P., BVF Inc., and Mark N. Lampert. Represents 6,861,127 shares of common stock held by Biotechnology Value Fund, L.P. and its affiliates and 2,503,330 shares of common stock issuable upon conversion of 250,333 shares of Series X Preferred Stock. Excludes 18,541,390 shares of common stock issuable upon conversion of 1,854,139 shares of Series X Preferred Stock, as applicable, due to a 9.99% beneficial ownership limit as outlined in the Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock filed as Exhibit 3.1 to our Form 8-K filed with the SEC on May 21, 2018. Biotechnology Value Fund, L.P., BVF I GP LLC, Biotechnology Value Fund II, L.P., BVF II GP LLC, Biotechnology Value Trading Fund OS LP, BVF Partners OS Ltd., BVF GP Holdings, LLC, BVF Partners L.P., BVF Inc., and Mark N. Lampert have shared voting and investment power over the shares.
(2)    Based upon a Schedule 13G filed with the SEC on September 13, 2019 by Mundipharma AG. Represents 4,781,408 shares of common stock held by Mundipharma AG.
(3)    Includes 2,600,426 shares of common stock that Dr. Stein has the right to acquire from us within 60 days of April 12, 2024 pursuant to the exercise of stock options and vesting of RSUs, as applicable; also includes 331,602 shares of common stock held by the Jeff Stein and Catherine Naughton Revocable Trust, 918,077 shares of common stock held by Dr. Stein and 42,009 shares of common stock held by Dr. Stein’s son.

CIDARA THERAPEUTICS, INC.
(4)    Includes 220,395 shares of common stock held by Dr. Sandison and 646,305 shares of common stock that Dr. Sandison has the right to acquire from us within 60 days of April 12, 2024 pursuant to the exercise of stock options and vesting of RSUs, as applicable.
(5)    Includes 102,776 shares of common stock held by Mr. Ward and 334,838 shares of common stock that Mr. Ward has the right to acquire from us within 60 days of April 12, 2024 pursuant to the exercise of stock options and vesting of RSUs, as applicable.
(6)    Includes 3,000 shares of common stock held by Mr. Burgess’ spouse and 144,511 shares of common stock that Mr. Burgess has the right to acquire from us within 60 days of April 12, 2024 pursuant to the exercise of stock options.
(7)    Includes 11,000 shares of common stock held by Dr. Franson and 133,685 shares of common stock that Dr. Franson has the right to acquire from us within 60 days of April 12, 2024 pursuant to the exercise of stock options.
(8)    Represents 144,511 shares of common stock that Mr. Schroeder has the right to acquire from us within 60 days of April 12, 2024 pursuant to the exercise of stock options.
(9)    Represents 105,000 shares of common stock that Ms. Mineo has the right to acquire from us within 60 days of April 12, 2024 pursuant to the exercise of stock options.
(10)    Represents 94,000 shares of common stock that Dr. Gollaher has the right to acquire from us within 60 days of April 12, 2024 pursuant to the exercise of stock options.
(11)    Includes 312 shares of common stock held by Dr. Bassler and 80,500 shares of common stock that Dr. Bassler has the right to acquire from us within 60 days of April 12, 2024 pursuant to the exercise of stock options.
(12)    Represents 80,500 shares of common stock that Ms. Canale-Theakston has the right to acquire from us within 60 days of April 12, 2024 pursuant to the exercise of stock options.
(13)    Includes the shares reflected in footnotes (3) – (12) above and (a) 132,023 shares of common stock held by Dr. Tari, 1,484 shares of common stock held by Dr. Tari’s spouse and 551,195 shares of common stock that Dr. Tari has the right to acquire from us within 60 days of April 12, 2024 pursuant to the exercise of stock options and vesting of RSUs, as applicable, and (b) 150,298 shares of common stock held by Dr. Shah and 370,508 shares of common stock that Dr. Shah has the right to acquire from us within 60 days of April 12, 2024 pursuant to the exercise of stock options and vesting of RSUs, as applicable.
EQUITY COMPENSATION PLANS
For information regarding the equity compensation plans of the Company, please see the section above headed “Executive Compensation—Equity Benefit Plans,” which is incorporated into this section headed “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
RELATED-PERSON TRANSACTIONS POLICY AND PROCEDURES
We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000.
Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A related person is any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.
Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-party transaction to our Audit Committee (or, where review by our Audit Committee would be inappropriate, to another independent body of our Board) for review. The presentation must include a description of, among other things, all of the parties, the direct and indirect interests of the related parties, the purpose of the transaction, the material facts, the benefits of the transaction to us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation.

CIDARA THERAPEUTICS, INC.
To identify related-party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-party transactions, our Audit Committee or another independent body of our Board takes into account the relevant available facts and circumstances including, but not limited to:
•the risks, costs and benefits to us;
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the terms of the transaction;
•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties.
In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.
CERTAIN RELATED-PERSON TRANSACTIONS
The following includes a summary of transactions since January 1, 2022 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years. Since January 1, 2022, the Company has engaged in the following transactions with related persons:
Indemnification Agreements
We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.
The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.
DIRECTOR INDEPENDENCE
For information regarding our director and committee member independence, please see the sections above headed “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding Committees of the Board of Directors,” which are incorporated into this section headed “Certain Relationships and Related Party Transactions, and Director Independence” by reference.

CIDARA THERAPEUTICS, INC.
Item 14. Principal Accountant Fees and Services.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table represents aggregate fees billed to the Company by Ernst & Young LLP, or Ernst & Young, for the fiscal years ended December 31, 2023 and 2022:

	Fiscal Year Ended December 31,
	2023	2022
Audit Fees (1)	$669,312	$580,430
Audit Related Fees	—	—
Tax Fees (2)	36,050	30,660
All Other Fees	—	—
Total Fees	$705,362	$611,090
(1)    Audit fees consist of fees billed for professional services by Ernst & Young for audit and quarterly review of our financial statements and review of our registration statements and other documents in connection with our at the market offerings and related issuances of consents, and related services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)    Tax fees consist of services related to tax compliance, tax planning and tax advice.
All fees described above were pre-approved by the Audit Committee.
In connection with the audit of the 2023 financial statements, the Company entered into an engagement agreement with Ernst & Young that sets forth the terms by which Ernst & Young will perform audit services for the Company.
PRE-APPROVAL POLICIES AND PROCEDURES
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Ernst & Young. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee has determined that the rendering of services other than audit services by Ernst & Young is compatible with maintaining the principal accountant’s independence.

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

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Cidara Therapeutics, Inc.
3.3	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015).
3.4
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

10.18*
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

10.20*
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

10.22
Sixth Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated July 14, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 12, 2021).

10.23*
Letter Agreement by and between the Registrant and Mundipharma Medical Company, dated April 20, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2022).

10.24*
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

10.28
Seventh Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated April 20, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 11, 2023).

21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed on February 25, 2021).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Cidara Therapeutics, Inc. Incentive Compensation Recoupment Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
Item 16. Form 10-K Summary.
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: April 22, 2024	By:	/s/ Jeffrey Stein, Ph.D.
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

Name	Title	Date

/s/ Jeffrey Stein, Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	April 22, 2024
Jeffrey Stein, Ph.D.	(Principal Executive Officer)

/s/ Preetam Shah, Ph.D., MBA	Chief Financial Officer and Chief Business Officer	April 22, 2024
Preetam Shah, Ph.D., MBA	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel D. Burgess	Chairman of the Board of Directors	April 22, 2024
Daniel D. Burgess

/s/ Bonnie Bassler, Ph.D.	Member of the Board of Directors	April 22, 2024
Bonnie Bassler, Ph.D.

/s/ Carin Canale-Theakston	Member of the Board of Directors	April 22, 2024
Carin Canale-Theakston

/s/ Timothy R. Franson, M.D.	Member of the Board of Directors	April 22, 2024
Timothy R. Franson, M.D.

/s/ David Gollaher, Ph.D.	Member of the Board of Directors	April 22, 2024
David Gollaher, Ph.D.

/s/ Chrysa Mineo	Member of the Board of Directors	April 22, 2024
Chrysa Mineo

/s/ Theodore R. Schroeder	Member of the Board of Directors	April 22, 2024
Theodore R. Schroeder