Form 10-Q
period 2024-03-31
Cidara Therapeutics, Inc.
filed 2024-05-15
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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
As of May 13, 2024, the registrant had 4,561,708 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited)	5
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2024 and 2023 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	44
Item 4. Controls and Procedures	44
PART II. OTHER INFORMATION	46
Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3. Defaults Upon Senior Securities	82
Item 4. Mine Safety Disclosures	82
Item 5. Other Information	82
Item 6. Exhibits	83
SIGNATURES	85

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,018	$35,778
Accounts receivable	7,281	16,246
Inventory	7,269	6,097
Prepaid expenses and other current assets	3,266	2,734
Total current assets	46,834	60,855
Property and equipment, net	534	557
Finance lease right-of-use asset, net	762	782
Operating lease right-of-use asset	3,599	3,788
Other assets	987	1,048
Total assets	$52,716	$67,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,055	$3,772
Accrued liabilities	8,241	14,177
Accrued indirect tax liabilities	20,618	18,040
Accrued compensation and benefits	5,723	5,034
Current contract liabilities	24,324	25,095
Current portion of finance lease liability	249	218
Current portion of operating lease liability	1,215	1,082
Total current liabilities	65,425	67,418
Long-term contract liabilities	1,888	4,245
Long-term finance lease liability	510	575
Long-term operating lease liability	2,673	3,002
Total liabilities	70,496	75,240
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023:
Series X Convertible Preferred Stock, $0.0001 par value; 4,947,759 shares authorized at March 31, 2024 and December 31, 2023; 2,156,713 shares issued and 2,104,472 shares outstanding at March 31, 2024; 2,156,713 shares issued and 2,104,472 shares outstanding and December 31, 2023	—	—
Common stock, $0.0001 par value; 20,000,000 shares authorized at March 31, 2024 and December 31, 2023; 4,561,696 shares issued and outstanding at March 31, 2024 and 4,530,113 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	433,976	433,220
Accumulated deficit	(451,757)	(441,431)
Total stockholders’ deficit	(17,780)	(8,210)
Total liabilities and stockholders’ deficit	$52,716	$67,030
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
Revenues:
Collaboration revenue	$5,637	$26,107
Product revenue	2,826	—
Total revenues	8,463	26,107
Operating expenses:
Cost of product revenue	1,563	—
Research and development	11,593	18,869
Selling, general and administrative	5,998	4,457
Total operating expenses	19,154	23,326
Income (loss) from operations	(10,691)	2,781
Other income, net:
Interest income, net	365	232
Total other income, net	365	232
Net income (loss) and comprehensive income (loss)	(10,326)	3,013
Allocation of earnings to participating securities	—	(636)
Net income (loss) attributable to common stockholders	$(10,326)	$2,377
Basic net earnings (loss) per common share	$(2.28)	$0.60
Diluted net earnings (loss) per common share	$(2.28)	$0.60

Shares used to compute basic net earnings (loss) per common share	4,537,782	3,932,050
Shares used to compute diluted net earnings (loss) per common share	4,537,782	5,059,514

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating activities:
Net income (loss)	$(10,326)	$3,013
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	795	640
Non-cash operating lease expense	188	262
Depreciation and amortization	36	32
Amortization of costs to obtain a contract with a customer	16	475
Amortization of finance lease right-of-use asset	20	—
Non-cash interest expense	16	—
Changes in assets and liabilities:
Accounts receivable	8,965	(20,288)
Inventory	(1,172)	—
Prepaid expenses, other current assets, and other assets	(273)	848
Accounts payable and accrued liabilities	(4,851)	3,192
Accrued indirect tax liabilities	2,578	261
Accrued compensation and benefits	689	921
Contract liabilities	(3,128)	36
Operating lease liabilities	(197)	(290)
Net cash used in operating activities	(6,644)	(10,898)

Investing activities:
Purchases of property and equipment	(23)	(94)
Net cash used in investing activities	(23)	(94)

Financing activities:
Proceeds from underwritten public offering, net of issuance costs	—	17,593
Proceeds from public offering of common stock, net of issuance costs	—	8,630
Proceeds from exercise of stock options	—	14
Issuance costs for private placement	(4)	—
Payment of finance lease liabilities	(50)	—
Payment for shares withheld to fund payroll taxes	(39)	—
Net cash (used in) provided by financing activities	(93)	26,237
Net (decrease) increase in cash and cash equivalents	(6,760)	15,245
Cash and cash equivalents at beginning of period	35,778	32,731
Cash and cash equivalents at end of period	$29,018	$47,976

Supplemental disclosure of cash flows:
Non-cash investing activities:
Purchases of property and equipment, included in accounts payable and accrued liabilities	$—	$55
Non-cash financing activities:
Issuance costs incurred but not yet paid, included in accounts payable and accrued liabilities	$105	$337

See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Three Months Ended March 31, 2024
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2023	2,104,472	$—	4,530,113	$1	$433,220	$(441,431)	$(8,210)
Issuance of common stock for restricted share units vested	—	—	31,583	—	—	—	—
Value of shares withheld to fund payroll taxes	—	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	—	—	795	—	795
Net loss	—	—	—	—	—	(10,326)	(10,326)
Balance, March 31, 2024	2,104,472	$—	4,561,696	$1	$433,976	$(451,757)	$(17,780)

	Three Months Ended March 31, 2023
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	1,818,472	$—	3,623,591	$1	$404,061	$(418,500)	$(14,438)
Underwritten public offering, net of issuance costs	286,000	—	554,300	—	17,256	—	17,256
Public offering of common stock, net of issuance costs	—	—	307,936	—	8,622	—	8,622
Issuance of common stock for exercise of options	—	—	812	—	14	—	14
Issuance of common stock for restricted share units vested	—	—	14,617	—	—	—	—
Stock-based compensation	—	—	—	—	640	—	640
Net income	—	—	—	—	—	3,013	3,013
Balance, March 31, 2023	2,104,472	$—	4,501,256	$1	$430,593	$(415,487)	$15,107
See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company using its proprietary Cloudbreak® platform to develop drug-Fc conjugate, or DFC, immunotherapies designed to save lives and improve the standard of care for patients facing serious diseases. The Company’s first commercially approved product in the United States, or U.S., is REZZAYO® (rezafungin for injection) which is indicated for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. Melinta Therapeutics, LLC, or Melinta, is commercializing REZZAYO in the U.S. and Mundipharma Medical Company, or Mundipharma, is commercializing REZZAYO in the EU and UK. The Company’s proprietary Cloudbreak platform enables development of novel DFCs that inhibit specific disease targets while simultaneously engaging the immune system. The Company’s most advanced DFC program is CD388, a highly potent antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza, which has completed Phase 1 and Phase 2a clinical trials. Additional programs are targeting multiple immuno-oncology indications.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2024 and 2023.
On April 24, 2024, the Company received total gross proceeds of $240.0 million in the Private Placement (see Note 10), which coupled with the other subsequent events disclosed in Note 10, has alleviated substantial doubt about the Company’s ability to continue as a going concern and provides sufficient liquidity for a period of one year following the date that these condensed consolidated financial statements are issued.
The Company’s ability to execute its current business plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The Company may not be able to raise additional funding on terms acceptable to the Company, or at all, and any failure to raise funds as and when needed will compromise the Company’s ability to execute on its business plan.
The Company plans to continue to fund its losses from operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, the Company may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.
Reverse Stock Split
On April 23, 2024, the Company effected the approved 1-for-20 reverse stock split of its shares of common stock. All references in this Quarterly Report on Form 10-Q to number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Reverse Stock Split on a retroactive basis. As a result of the reverse stock split, an immaterial amount was reclassified from common stock to additional paid-in capital.

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
Accounts Receivable
Accounts receivable is stated at the original invoice amount and consists of amounts due from customers related to milestones achieved, certain research and development, or R&D, and clinical supply costs subject to reimbursement under the collaboration and license agreements, royalties earned, and product sales. The Company records accounts receivables net of any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period of time. The Company did not record any credit losses as of March 31, 2024 or December 31, 2023.
Inventory
The Company began capitalizing inventory for REZZAYO, which received approval by the U.S. Food and Drug Administration, or FDA, in March 2023. REZZAYO (rezafungin for injection) is approved for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to R&D expense in the period incurred.
Inventory is comprised of raw materials, work-in-process and finished goods, and includes costs related to materials, third-party contract manufacturing, freight-in and overhead. Inventory is stated at the lower of cost or net realizable value with cost based on the first-in-first-out method. The Company performs an assessment of recoverability of capitalized inventory during each reporting period based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life, and writes down any excess, obsolete or unsaleable inventory to its estimated realizable value in the period which the required reserve is first identified. Such write downs, should they occur, are charged to cost of product revenue in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2024, the Company did not identify any excess, obsolete or unsaleable inventory.

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
Indirect Taxes
The Company’s purchases of clinical drug supplies and raw materials, inventory transfers, and sales of commercial drug product are subject to indirect taxation in various jurisdictions outside of the U.S. Indirect tax payable is included in accrued indirect tax liabilities, the related expense is included in R&D expenses, and the related interest and penalties are included in selling, general and administrative, or SG&A, expenses. The accrual is for the indirect tax incurred in various tax jurisdictions outside of the U.S. as a consequence of the Company’s supply chain activities or in connection with commercial sales of REZZAYO. To the extent that any accrued indirect taxes are determined to not be due and payable, then any associated liabilities and operating expenses will be reversed in future periods. Indirect tax amounts on commercial sales (product revenue) that can be billed to and recovered from our customers are included in accounts receivables. Indirect tax amounts related to inventory purchases and manufacturing are included within inventory.

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
In September 2019, the Company entered into a Collaboration and License Agreement, or the Mundipharma Collaboration Agreement, with Mundipharma. The Company concluded that there were three performance obligations under the Mundipharma Collaboration Agreement: the license, the R&D services, and the clinical supply services, and that the obligations are distinct from each other.
In March 2021, the Company entered into an exclusive worldwide license and collaboration agreement, or the Janssen Collaboration Agreement, with Janssen Pharmaceuticals, Inc., or Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson. The Company concluded that there were three performance obligations under the Janssen Collaboration Agreement: the license, the R&D services, and the clinical supply services, and that the obligations are distinct from each other.

In July 2022, the Company entered into a License Agreement with Melinta, or the Melinta License Agreement. The Company concluded that there were three performance obligations under the Melinta License Agreement: the license, the R&D services, and the clinical supply services, and that the obligations are distinct from each other.
The Company concluded that progress towards completion of the R&D and clinical supply performance obligations related to the Mundipharma Collaboration Agreement and the Melinta License Agreement, is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which may adjust revenue recognized for the period. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in the period could be materially impacted. Revenue from R&D services for the Janssen Collaboration Agreement is recognized based on actual amounts billed as the underlying services are provided and billed at market rates. The transaction prices to be recognized as revenue under both the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement consist of upfront payments, estimated reimbursable R&D and clinical supply costs, and milestones achieved to date. The transaction price to be recognized as revenue under the Melinta License Agreement consists of an upfront payment and milestones achieved to date.
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
The transaction price to be recognized as revenue for each performance obligation under the Commercial Supply Agreements consists of variable consideration which is determined based on the estimated per vial costs, plus the contractually stated margin rate. The amounts recognized as revenue are adjusted, as needed, each reporting period based on actual costs incurred for each batch. Variable consideration is included in the transaction price only to the extent that it is considered probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company has made an accounting policy election to exclude from the transaction price any indirect taxes collected from customers. As a result, any such collections are recorded as indirect tax liabilities. The transaction price will be fully allocated to the single performance obligation.
The Company concluded that the performance obligation is satisfied and product revenue is recognized when the customer obtains control of the product, which occurs at a point in time, typically upon the later of (i) completion of a positive quality assessment, or (ii) shipment of the Company’s product to the customer.
Shipping and handling activities that are performed after a customer obtains control of the product are treated as activities to fulfill the promise to a customer and any amounts billed to a customer represent revenues for the product provided. Costs related to such shipping and handling are classified as cost of product revenue.
Cost of Product Revenue
Cost of product revenue consists primarily of costs related to materials, third-party contract manufacturing, freight-in and overhead. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to R&D expense in the period incurred.
Research and Development Costs
R&D expenses consist of wages, benefits and stock-based compensation charges for R&D employees, scientific consultant fees, facilities and overhead expenses, laboratory supplies, manufacturing expenses in preclinical development and certain manufacturing expenses before FDA approval, nonclinical and clinical trial costs, and indirect taxes on clinical supplies and development materials. The Company accrues nonclinical and clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies, and other events.
Costs incurred in purchasing technology assets and intellectual property are charged to R&D expense if the technology has not been conclusively proven to be feasible and has no alternative future use.

Selling, General and Administrative Expenses
SG&A expenses relate to selling, finance, human resources, legal and other administrative activities. SG&A expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial planning and support functions. Other SG&A expenses include facility and overhead costs not otherwise included in cost of product revenue or R&D expenses, consultant expenses, travel expenses, professional fees for auditing, tax, legal, and other services, the branded prescription drug fee, and any accrued interest and penalties on accrued indirect tax liabilities.
Preclinical and Clinical Trial Accruals
The Company makes estimates of its accrued expenses as of each balance sheet date in the financial statements based on the facts and circumstances known at that time. Accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by contract research organizations, or CROs, clinical trial investigational sites and other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from these service providers. However, the Company may be required to estimate these services based on other available information. If the Company underestimates or overestimates the activities or fees associated with a study or service at a given point in time, adjustments to R&D expenses may be necessary in future periods. Historically, estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in accruals.
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
The following table sets forth the computation of basic and diluted net earnings (loss) per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$(10,326)	$3,013
Allocation of earnings to participating securities	—	(636)
Numerator for basic net earnings (loss) per common share - net income (loss) attributable to common stockholders	$(10,326)	$2,377

Effect of participating securities:
Add back allocation of earnings to participating securities	—	636
Numerator for diluted net earnings (loss) per common share - net income (loss) attributable to common stockholders	$(10,326)	$3,013

Denominator:
Denominator for basic net earnings (loss) per common share - weighted average common shares outstanding	4,537,782	3,932,050
Effect of dilutive securities:
Series X Convertible Preferred Stock, as converted	—	1,052,236
Common stock options, RSUs, PRSUs, and ESPP	—	75,228
Denominator for diluted net earnings (loss) per common share - adjusted weighted average common shares outstanding	4,537,782	5,059,514

Basic net earnings (loss) per common share	$(2.28)	$0.60
Diluted net earnings (loss) per common share	$(2.28)	$0.60

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of basic and diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2024	2023
Common stock warrants	866	625,859
Series X Convertible Preferred Stock	1,052,236	—
Common stock options, RSUs and PRSUs issued and outstanding	828,655	587,953
Total	1,881,757	1,213,812
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
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
March 31, 2024
Assets:
Cash and money market accounts	$29,018	$29,018	$—	$—
Total assets at fair value	$29,018	$29,018	$—	$—

December 31, 2023
Assets:
Cash and money market accounts	$35,778	$35,778	$—	$—
Total assets at fair value	$35,778	$35,778	$—	$—
4. INVENTORY
Inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$4,544	$2,691
Work-in-process	2,725	3,406
Finished goods	—	—
Total inventory	$7,269	$6,097
The Company’s capitalized inventory consists of costs incurred subsequent to FDA approval of REZZAYO in March 2023. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to R&D expense in the period incurred. There were no inventory write downs during the three months ended March 31, 2024.
5. STOCKHOLDERS’ EQUITY
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement, or the Sales Agreement, entered into on November 8, 2018 with Cantor Fitzgerald & Co, or Cantor. During the three months ended March 31, 2024, the Company sold zero shares of common stock. During the three months ended March 31, 2023, the Company sold 307,936 shares of common stock for net proceeds of approximately $8.6 million after deducting placement agent fees. As of March 31, 2024, the remaining capacity under the Sales Agreement is $37.1 million.
2023 Underwritten Public Offering
On March 7, 2023, the Company completed concurrent but separate underwritten public offerings with Cantor, the underwriter, to issue and sell 554,300 shares of its common stock, including the exercise in full by Cantor of their option to purchase an additional 72,300 shares of common stock, and 286,000 shares of the Company’s Series X Convertible Preferred Stock. Cantor agreed to purchase the shares of common stock at a price of $25.34 per share and the shares of Series X Convertible Preferred Stock at a price of $12.67 per share. The total gross proceeds from the offerings, including the full exercise by Cantor of its option to purchase additional shares of common stock, were approximately $19.5 million, before deducting underwriting discounts and commissions and offering expenses. The Company received total net proceeds of approximately $17.3 million, after deducting underwriting discounts, commissions, and other expenses payable by the Company.

Preferred Stock
Under the amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at March 31, 2024.
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share.
On August 12, 2020, at the request of certain holders, 52,241 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 26,120 shares of the Company’s common stock. As of March 31, 2024 and December 31, 2023, shares of preferred stock designated as Series X Convertible Preferred Stock totaled 4,947,759.
The specific terms of the Series X Convertible Preferred Stock are as follows:
Conversion: Each share of Series X Convertible Preferred Stock is convertible at the option of the holder into 0.5 shares of common stock. Holders are not permitted to convert Series X Convertible Preferred Stock into common stock if, after conversion, the holder, its affiliates, and any other person whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Exchange Act, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after the conversion.
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
Common Stock
The Company had 20,000,000 shares of common stock authorized as of March 31, 2024. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Warrants
As of March 31, 2024 and December 31, 2023, warrants to purchase 866 shares of the Company’s common stock were outstanding with a weighted average exercise price of $230.95 per share.
The warrants had no intrinsic value at March 31, 2024 and December 31, 2023. The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	March 31, 2024	December 31, 2023
Common stock warrants	866	866
Series X Convertible Preferred Stock	1,052,236	1,052,236
Common stock options, RSUs and PRSUs issued and outstanding	828,655	638,037
Authorized for future stock awards	129,785	170,783
Awards available under the ESPP	74,139	49,623
Total	2,085,681	1,911,545
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
2015 Employee Stock Purchase Plan
In March 2015, the Company’s board of directors and stockholders approved and adopted the 2015 Employee Stock Purchase Plan, or the ESPP. The number of shares of stock available for issuance under the ESPP will be automatically increased each January 1 by the lesser of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 24,516 shares, or (iii) such lesser number as determined by the Company’s board of directors.
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation.
During the three months ended March 31, 2024 and 2023, zero shares were issued pursuant to the ESPP. As of March 31, 2024, total unrecognized compensation expense related to the ESPP was immaterial and is expected to be recognized over approximately 0.4 years.

Restricted Stock Units
The following table summarizes RSU and PRSU activity during the three months ended March 31, 2024:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	104,886	$22.83
RSUs and PRSUs granted	58,160	13.70
RSUs and PRSUs vested	(34,416)	20.14
RSUs and PRSUs canceled	(1,288)	22.05
Outstanding at March 31, 2024	127,342	$19.40
The weighted-average grant date fair value of RSUs and PRSUs granted by the Company during the three months ended March 31, 2023 was $20.20 per share. The total fair value of RSUs and PRSUs vested during the three months ended March 31, 2024 and 2023 was approximately $0.7 million and $0.3 million, respectively.
At March 31, 2024, estimated unrecognized compensation expense related to RSUs and PRSUs granted was approximately $2.2 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	533,151	$44.61	6.72	$57
Options granted	171,019	13.70
Options exercised	—	—
Options canceled	(2,857)	34.99
Outstanding at March 31, 2024	701,313	$37.11	7.35	$1,009
Vested and expected to vest at March 31, 2024	701,313	$37.11	7.35	$1,009
Exercisable at March 31, 2024	383,998	$53.39	5.65	$160
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the three months ended March 31, 2024 and 2023 was $9.80 and $14.29 per share, respectively.
As of March 31, 2024, total unrecognized share-based compensation expense related to unvested stock options was approximately $3.6 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
Stock-based compensation expense recognized for RSUs, PRSUs, stock options, and the ESPP has been reported in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$382	$367
Selling, general and administrative	413	273
Total	$795	$640

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
The Company’s Retained Rights. As of March 31, 2024, the Company retained the exclusive right to develop, register and commercialize the Mundipharma Licensed Product, Subcutaneous Product and Other Products in Japan, or the Company Territory, and Mundipharma has granted the Company certain licenses under Mundipharma-controlled technology and jointly-developed technology to develop, register and commercialize Mundipharma Licensed Product, Subcutaneous Product and Other Products in the Company Territory and to manufacture such products and rezafungin worldwide.
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
Revenue Recognition
As of March 31, 2024, the Company determined the transaction price is equal to the up-front fee of $30.0 million, plus the R&D funding of $31.2 million, plus milestones achieved of $27.9 million. The common stock issued pursuant to the Mundipharma Stock Purchase Agreement was determined to be issued at fair market value after applying a lack of marketability discount as Mundipharma received restricted shares. Therefore, no additional premium or discount was allocated to the transaction price of the Mundipharma Collaboration Agreement for the share issuance.

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
Research and Development Services. The Company and Mundipharma share equally in the costs of ongoing rezafungin clinical development in the Mundipharma Territory up to the specified cap, which represents a distinct performance obligation. The Company records these cost-sharing payments due from Mundipharma as collaboration revenue. The Company concluded that progress towards completion of the performance obligation related to the R&D services is best measured in an amount proportional to the R&D expenses incurred and the total estimated R&D expenses.
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
Milestone Payments. In November 2020, the Company achieved a $11.1 million milestone under the Mundipharma Collaboration Agreement, which is recorded as current contract liabilities as of March 31, 2024 because the rights to consideration is expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma is entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma has not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company will be obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. As of March 31, 2024, the Company estimated the uncredited portion to be approximately $10.1 million in December 2024. In December 2021, August 2022, December 2023 and January 2024, the Company achieved milestones of $2.8 million, $11.1 million, $11.1 million and $2.8 million, respectively, under the Mundipharma Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as contract liabilities at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones in January 2022, September 2022, February 2024 and April 2024, respectively. The Company determined that as of March 31, 2024, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these milestone payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize royalty revenue when the related sales occur. Royalty revenue recognized during the three months ended March 31, 2024 was immaterial. No royalty revenue was recognized during the three months ended March 31, 2023.

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
Collaboration. The Company and Janssen will collaborate in the research, preclinical development and early clinical development of CD388 or another mutually-agreed influenza DFC development candidate, or, in each case, the Development Candidate, under a mutually-agreed R&D plan, or the Research Plan, with the objective of advancing such Development Candidate through the completion of mutually-agreed Phase 1 clinical trials and the first Phase 2 clinical trial, or Phase 2 Study. Unless otherwise agreed by the parties, the Company is responsible for performing, or having performed, all investigational new drug application, or IND, -enabling studies and clinical trials under the Research Plan, and the Company is the IND holder for the Research Plan clinical trials. Both parties will be responsible for conducting certain specified CMC development activities under the Research Plan. Janssen will be solely responsible, and reimburse the Company, for internal full-time equivalent and out-of-pocket costs incurred by the Company in performing Research Plan activities in accordance with a mutually-agreed budget.
In September 2023, Janssen delivered its Election to Proceed Notice for CD388, whereby Janssen will assume the future development, manufacturing and commercialization activities of CD388 under the Janssen Collaboration Agreement. The Company continues to work in collaboration with Janssen to complete the Phase 1 and Phase 2a clinical trials and will be reimbursed for all ongoing development activities by Janssen as per the Janssen Collaboration Agreement. Following Janssen’s Election to Proceed Notice, Janssen is obligated at its sole expense to diligently continue development and commercialization.
Licenses. Upon the effectiveness of the Janssen Collaboration Agreement, the Company granted Janssen an exclusive, worldwide, royalty-bearing license to develop, register and commercialize Products, subject to the Company’s retained right to conduct Research Plan activities as described above. In addition, the Company granted Janssen an exclusive right of first negotiation until December 31, 2021, to negotiate and enter into a separate definitive agreement pursuant to which the parties would collaborate in the R&D of DFCs for the treatment or prevention of respiratory syncytial virus. This right of first negotiation expired on December 31, 2021.
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
Financial Terms. Upon the effectiveness of the Janssen Collaboration Agreement, Janssen paid the Company an upfront payment of $27.0 million. As of the execution of the Janssen Collaboration Agreement, the Company was eligible for reimbursement by Janssen of up to $58.2 million in R&D costs incurred in conducting Research Plan activities. The Company was also eligible to receive up to $695.0 million in development, regulatory and commercial milestone payments, as well as royalties on tiers of annual net sales at rates from the mid-single digits to the high-single digits.
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
Revenue Recognition
As of March 31, 2024, the Company determined the transaction price is equal to the up-front fee of $27.0 million, plus the R&D funding of $47.8 million, plus milestones achieved of $10.0 million. The transaction price includes the total estimated costs related to R&D and clinical supply services, which can increase or decrease as costs to continue the R&D efforts become known. No revenue was reversed due to the change in transaction price as revenue is recognized based on actual amounts billed. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the R&D efforts and costs for manufacturing clinical supplies.
A description of the distinct performance obligations identified under the Janssen Collaboration Agreement, as well as the amount of revenue allocated to each distinct performance obligation, is as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Janssen in May 2021, therefore the Company recognized the revenue related to this performance obligation in the amount of $26.8 million in May 2021 as collaboration revenue in its condensed consolidated statements of operations and comprehensive income (loss).
Research and Development Services. The R&D services to be performed represents a distinct performance obligation. The Company recognizes revenue based on actual amounts incurred as the underlying services are provided and billed at fair value.
Clinical Supply Services. The Company’s initial obligation to supply drug supply for ongoing development represents a distinct performance obligation. The Company recognizes revenue based on actual amounts incurred as the underlying services are provided and billed at fair value.
Milestone Payments. In March 2022 and September 2023, the Company achieved milestones of $3.0 million and $7.0 million, respectively, under the Janssen Collaboration Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as contract liabilities at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones in May 2022 and September 2023, respectively. The Company determined that as of March 31, 2024, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these milestone payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize royalty revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2024 and 2023.
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
Revenue Recognition
As of March 31, 2024, the Company determined the transaction price is equal to the up-front fee of $30.0 million, plus a milestone achieved of $20.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the R&D efforts and costs for manufacturing clinical supplies.

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
Research and Development Services. The Company is required to provide R&D services, at its sole expense, as described under the Melinta Development Plan, which represents a distinct performance obligation. The Company concluded that progress towards completion of the performance obligation related to the R&D services is best measured in an amount proportional to the R&D expenses incurred and the total estimated R&D expenses.
Clinical Supply Services. The Company’s obligation to supply rezafungin for ongoing clinical development in the Melinta Territory represents a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services is best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services. Revenue related to the clinical supply services performance obligation recognized during the three months ended March 31, 2024 was immaterial.
Milestone Payments. In March 2023, the Company achieved a $20.0 million milestone under the Melinta License Agreement that the Company deems to be tied to all the performance obligations identified in the original agreement. Revenue associated with the milestone has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue is recognized based on the progress of these performance obligations, the unrecognized portion is recorded as contract liabilities at the reporting period end and will be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for this milestone in April 2023. The Company determined that as of March 31, 2024, all remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control or are otherwise constrained under the variable consideration guidance. Therefore, these milestone payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties. As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize royalty revenue when the related sales occur. The Company recognized $0.1 million in royalty revenue during the three months ended March 31, 2024 following the commercial launch of REZZAYO by Melinta in the U.S. on July 31, 2023. No royalty revenue was recognized during the three months ended March 31, 2023.
Costs to Obtain a Contract with a Customer
The Company incurred costs to a third party to obtain the Melinta License Agreement and capitalized $2.0 million upon execution of the Melinta License Agreement, and capitalized an additional $0.5 million upon achievement of a milestone, in accordance with ASC 340, Other Assets and Deferred Costs. The Company incurred these costs in connection with all the performance obligations identified in the Melinta License Agreement and allocated the capitalized contract costs to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. The expense recognized during the three months ended March 31, 2024 was immaterial and the expense recognized during the three months ended March 31, 2023 was $0.5 million, and is included within SG&A expense in the Company’s condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2024, the remaining balance of the asset recognized from costs to obtain the Melinta License Agreement was $0.2 million.

Contract Liabilities
The following table presents a summary of the activity in the Company’s contract liabilities pertaining to the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement during the three months ended March 31, 2024 (in thousands):

Opening balance, December 31, 2023	$29,340
Payments received in advance	56
Payments receivable	351
Revenue from performance obligations satisfied during reporting period	(3,535)
Closing balance, March 31, 2024	$26,212

Current portion of contract liabilities	$24,324
Long-term portion of contract liabilities	1,888
Total contract liabilities, March 31, 2024	$26,212
As of March 31, 2024, the aggregate transaction price allocated to performance obligations that are unsatisfied is $10.2 million, $0.8 million, and $3.3 million under the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively. These amounts are expected to be recognized over 1.8 years, 0.3 years, and 1.8 years which represent the remaining research periods under the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement, and Melinta License Agreement, respectively.
As of March 31, 2024, the Company recorded $6.6 million, $0.3 million and $0.4 million in accounts receivable associated with the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement and Melinta License Agreement, respectively. As of December 31, 2023, the Company recorded $13.9 million, $1.9 million and $0.4 million in accounts receivable associated with the Mundipharma Collaboration Agreement, Janssen Collaboration Agreement and Melinta License Agreement, respectively.
The following table presents our collaboration revenue disaggregated by collaborator and timing of revenue recognition (in thousands):

	Three Months Ended March 31, 2024
	Mundipharma	Janssen	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property - upon milestone achieved	$813	$—	$—
Royalty Revenue	26	—	76
Over Time:
Research and Development Services	3,266	971	317
Clinical Supply Services	166	2	—
Total Revenue from Collaboration and License Agreements	$4,271	$973	$393

	Three Months Ended March 31, 2023
	Mundipharma	Janssen	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property - upon milestone achieved	$—	$—	$17,257
Over Time:
Research and Development Services	1,655	5,828	975
Clinical Supply Services	—	392	—
Total Revenue from Collaboration and License Agreements	$1,655	$6,220	$18,232
8. COMMITMENTS AND CONTINGENCIES
Finance Lease Obligations
The Company has a finance lease for lab equipment which was entered into in November 2023. The finance lease has a term of 36 months, monthly lease payments of $25,009, and an option to purchase the lab equipment for $1 at the end of the finance lease term. As of March 31, 2024, the Company was reasonably certain that it would exercise the option to purchase the lab equipment at the end of the finance lease term. The useful life of the lab equipment is estimated to be 10 years. The rate implicit to the finance lease used in measuring the Company’s finance lease liability was 8.0%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance lease as of March 31, 2024 (in thousands):

2024	$225
2025	300
2026	300
2027	25
Total undiscounted finance lease payments	850
Less: Imputed interest	(91)
Present value of finance lease payments	$759
The balance sheet classification of the Company’s finance lease is as follows (in thousands):

Balance Sheet Classification:
Finance lease right-of-use asset	$788
Accumulated amortization	(26)
Net finance lease right-of-use asset	$762

Current portion of finance lease liability	$249
Long-term finance lease liability	510
Total finance lease liabilities	$759
As of March 31, 2024, the weighted average remaining finance lease term was 2.8 years.
Cash paid for amounts included in the measurement of finance lease liabilities was immaterial for the three months ended March 31, 2024.
Finance lease costs were immaterial for the three months ended March 31, 2024.
Operating Lease Obligations
The Company has an operating lease for laboratory and office space in San Diego, California which was entered into in June 2014. Amendments for additional space were entered into in February 2015, March 2015 and August 2015. On April 20, 2023, the Company entered into a seventh amendment to its operating lease with Nancy Ridge Technology Center, L.P. which extended the term of the operating lease by an additional 36 months and increases the base rent to $133,371 per month effective January 1, 2024, subject to 4% increases every January. The operating lease expires on December 31, 2026 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. As of March 31, 2024, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total operating lease term for accounting purposes. The incremental borrowing rate used in measuring the Company’s operating lease liability was 12.0%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating lease as of March 31, 2024 (in thousands):

2024	$1,200
2025	1,665
2026	1,731
Total undiscounted operating lease payments	$4,596
Less: Imputed interest	(708)
Present value of operating lease payments	$3,888

The balance sheet classification of the Company’s operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$3,599

Current portion of operating lease liability	$1,215
Long-term operating lease liability	2,673
Total operating lease liabilities	$3,888
As of March 31, 2024, the weighted average remaining operating lease term was 2.8 years.
Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
Operating lease costs were $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. These costs are primarily related to the Company’s operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for R&D activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
9. INCOME TAXES
The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to net loss before taxes to calculate income tax expense. When applicable, the income tax provision also includes adjustments for discrete tax items. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period. For the three months ended March 31, 2024 and 2023, the Company recognized no income tax expense.
10. SUBSEQUENT EVENTS
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
On April 12, 2024, the Company’s board of directors approved a reverse stock split of all outstanding shares of the Company’s common stock at a ratio of 1-for-20, or the Reverse Stock Split. The Company’s board of directors also approved a reduction in the number of authorized shares of common stock, at a ratio that is equal to half of the Reverse Stock Split ratio. On April 22, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Amended and Restated Certificate of Incorporation, or the Charter Amendment, to effect the Reverse Stock Split. The Charter Amendment became effective at 5:00 p.m. Eastern Time on April 23, 2024. The Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis when the market opened on April 24, 2024 under a new CUSIP number (171757206).
All references in this Quarterly Report on Form 10-Q to number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

Sale of Rezafungin
On April 24, 2024, the Company and Napp Pharmaceutical Group Limited, or Napp, an affiliate of Mundipharma Medical Company, entered into an Asset Purchase Agreement, or the Purchase Agreement, pursuant to which the Company sold to Napp, effective as of April 24, 2024, the following:
•all of the Company’s rezafungin acetate assets, including all of the Company’s right to receive future milestones and royalties under the Melinta License Agreement and the Mundipharma Collaboration Agreement,
•all rezafungin intellectual property rights, including patents and know-how, all product data, regulatory approvals and documentation,
•rezafungin and comparator inventory,
•specified prepaid assets and specified contracts, in exchange for Napp’s assumption of certain liabilities of the rezafungin business, including the ongoing costs of the ReSPECT Phase 3 clinical trial and the ReSTORE Phase 3 clinical trial in China and the Company’s obligations from and after closing under the Melinta License Agreement,
•the Commercial Supply Agreement dated January 23, 2023 between the Company and Melinta, and
•the Commercial Supply Agreement, dated December 12, 2022 between the Company and Mundipharma, or the Mundipharma Commercial Supply Agreement.
The Company, Napp and Mundipharma also entered into an Assignment and Novation Agreement to transfer the Mundipharma Collaboration Agreement and Mundipharma Commercial Supply Agreement from the Company to Napp, or the Novation Agreement. In the Novation Agreement, Mundipharma agreed to forgive the Company’s obligation to refund a $11.1 million development milestone advance due as of December 31, 2024, net of royalties, to Mundipharma under the Mundipharma Collaboration Agreement, provided that (a) the Company performs its obligation to provide carryover services under a Transition Services Agreement with Napp, or the TSA, for a period of 45 days following the closing, (b) the Company delivers all of the purchased assets, including product know-how and product-data, in accordance with the Purchase Agreement and a know-how transfer plan delivered in connection with the Purchase Agreement and (c) the Company performs its obligation to provide other services in accordance with the TSA for 75 days following the closing. If such conditions are not met, the Company will be obligated to refund the development milestone advance, net of royalties, within 10 business days of the date on which it is determined that the conditions for forgiveness were not satisfied. The Company made a one-time payment to Napp of $1.9 million in connection with the execution of the Novation Agreement.
In connection with the Purchase Agreement and as a condition to entering into the Purchase Agreement, the Company entered into an amendment, dated April 23, 2024, to the Melinta License Agreement that, among other changes, modified the regulatory milestones payable upon receipt of marketing approval of the current rezafungin acetate product for an Additional Indication (as defined in the Melinta License Agreement). The Melinta License Agreement, as amended, was assigned and novated to Napp at the closing of the asset sale.
All assets and liabilities included in the Purchase Agreement were transferred over on April 24, 2024 and all amounts pertaining to rezafungin that were part of the transaction will be written off the Company’s consolidated balance sheet in the second quarter of 2024. The Company has not yet determined the gain or loss on disposal. The Company determined that the held for sale criteria was not met as of March 31, 2024, and therefore, all balances are included in the condensed consolidated balance sheet and statement of operations as if they would be used in the normal course of business.
The action to divest rezafungin was taken because of the Company’s strategy to streamline its portfolio and focus on the Cloudbreak platform and other financial considerations.
Janssen License Agreement
On April 23, 2024, the Company and Janssen entered into a license and technology transfer agreement, or the Janssen License Agreement, related to DFCs based on the Company’s Cloudbreak platform for the prevention and treatment of influenza, or the Influenza Program, including CD388, the Company’s most advanced DFC program, which has completed a Phase 2a clinical trial. Upon the effectiveness of the Janssen License Agreement, the Janssen Collaboration Agreement, including the license granted by the Company to Janssen and the Company’s non‑compete covenant thereunder, terminated, and the Company assumed responsibility for further clinical development, manufacture, registration and commercialization of DFCs within the Influenza Program, or Compounds, including CD388, and products containing Compounds, or Products, including Products containing CD388, or CD388 Product.

As a condition to the effectiveness of the Janssen License Agreement, the Company paid Janssen an upfront payment of $85.0 million in April 2024. The Company will also be obligated to pay Janssen up to $150.0 million in development and regulatory milestone payments with respect to CD388 Product and up to $455.0 million in commercialization milestone payments with respect to CD388 Product. The Company has no obligation to pay any royalties to Janssen on the sale of any Product and no obligation to pay any milestone payment or other amount to Janssen with respect to the development, registration, manufacture or commercialization of any Compound other than CD388 or any Product other than CD388 Product.
Securities Purchase Agreement
On April 23, 2024, the Company entered into a securities purchase agreement, or the Securities Purchase Agreement, with certain institutional and other accredited investors, or the Purchasers, pursuant to which the Company issued and sold, in a private placement, or the Private Placement, 240,000 shares of Series A Convertible Voting Preferred Stock, par value $0.0001 per share, or the Series A Preferred Stock, at a purchase price of $1,000 per share. The closing of the Private Placement took place on April 24, 2024, or the Closing Date, and the Company received total gross proceeds of $240.0 million.
Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Voting Preferred Stock, which was filed with the Secretary of State of the State of Delaware on the Closing Date, or the Certificate of Designation, each share of Series A Preferred Stock is, subject to the Stockholder Approval (as defined below) and certain beneficial ownership conversion limitations, automatically convertible into shares of common stock, par value $0.0001 per share, of the Company.
Subject to the terms and limitations contained in the Certificate of Designation, the Series A Preferred Stock issued in the Private Placement will not become convertible until the Company’s stockholders approve the issuance of all common stock issuable upon conversion of the Series A Preferred Stock, or the Conversion Shares, and an amendment to the Company’s certificate of incorporation to increase the authorized number of shares of common stock to enable the issuance or reservation for issuance, as applicable, of all of the Conversion Shares, or the Stockholder Approval. On the first Trading Day (as defined in the Certificate of Designation) following the announcement of the Stockholder Approval, each share of Series A Preferred Stock shall automatically convert into common stock, at the conversion price of $14.20 per share, rounded down to the nearest whole share, subject to the terms and limitations contained in the Certificate of Designation, including that shares of Series A Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% of the Company’s outstanding shares of common stock as of the applicable conversion date.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or our Quarterly Report, and our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or the SEC, on April 22, 2024.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, clinical and nonclinical data, future operations, future financial position, future revenues, projected costs and prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

OVERVIEW
We are a biotechnology company using our proprietary Cloudbreak® platform to develop drug-Fc conjugate, or DFC, immunotherapies designed to save lives and improve the standard of care for patients facing serious diseases.
Our lead clinical-stage asset is CD388, a DFC intended for influenza prophylaxis, which we discovered and advanced to the clinic under a partnership with Janssen Pharmaceuticals, Inc. or Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson. To date, we have completed two Phase 1 and one Phase 2a clinical trials of CD388. In 2023, as part of a prioritization of its R&D business, Janssen disclosed its intention to discontinue internal development of multiple product candidates in its infectious disease pipeline, including CD388. Through a competitive process, we reacquired all rights to develop and commercialize CD388 by executing a license and technology transfer agreement with Janssen, or the Janssen License Agreement. Under the terms of the Janssen License Agreement, we received an exclusive, worldwide, fee-bearing but royalty-free license under certain Janssen-controlled technology to develop, manufacture and commercialize Compounds, including CD388.
Concurrent with the CD388 reacquisition, we closed a definitive agreement for the sale of preferred stock in a private placement, or the Private Placement, led by RA Capital Management, with significant participation from Bain Capital Life Sciences, Biotech Value Fund, or BVF, and Canaan Partners. The Private Placement provided $240.0 million in gross proceeds, of which we used $85.0 million to fund the upfront payment under the Janssen License Agreement. The remainder of the gross proceeds of $155.0 million will be utilized to develop CD388 as a universal preventative against seasonal and pandemic influenza A and B, beginning with a Phase 2b clinical trial expected to initiate in the fall of 2024. We believe the reacquisition of CD388, along with the capital to advance it through Phase 2b development, is transformational for Cidara and for those who could benefit from a long-acting, universal preventative against known forms of influenza.
In addition, we simultaneously divested rezafungin, our sole non-Cloudbreak asset, to enable us to focus our resources on our core technology. We entered into an Asset Purchase Agreement with Napp Pharmaceutical Group Limited, an affiliate of Mundipharma Medical Company, or Mundipharma, our licensee for the asset in all territories other than the U.S. and Japan, pursuant to which we sold to Mundipharma all of our rezafungin assets, including our right to receive future milestones and royalties under the License Agreement between us and Melinta Therapeutics, LLC, or Melinta, (our U.S. licensee), or the Melinta License Agreement, and the License and Collaboration Agreement between us and Mundipharma, or the Mundipharma Collaboration Agreement. In addition, we sold to Mundipharma all rezafungin intellectual property rights, including patents and know-how, all product data, regulatory approvals and documentation, rezafungin and comparator inventory, specified prepaid assets and specified contracts, in exchange for assumption of certain liabilities of the rezafungin business, including the ongoing costs of the ReSPECT Phase 3 clinical trial, the ReSTORE Phase 3 clinical trial in China and our obligations to supply drug product to Mundipharma and Melinta. The action to divest rezafungin was taken because of the Company’s strategy to streamline its portfolio and focus on the Cloudbreak platform and other financial considerations. The Company estimates that it will achieve approximately $128.0 million in cost savings over the patent life of rezafungin.
Following these transactions, our sole research and development, or R&D, focus has now shifted to our proprietary Cloudbreak platform, which enables the development of novel DFCs that inhibit specific disease targets while simultaneously engaging the immune system. With the reacquisition of CD388, it is now our most advanced DFC program. CD388 is a highly potent antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza. Additional programs are targeting multiple immuno-oncology indications.
With multiple upcoming catalysts and attractive long-term potential, Cidara is committed to advancing our diverse pipeline of assets in influenza and immuno-oncology to transform the current standard of care for patients.
Cloudbreak Platform
We believe our Cloudbreak platform has the potential to offer a fundamentally new approach to treat and prevent serious diseases such as solid tumors and viral infections, by developing product candidates designed to provide potent disease targeting activity and immune system engagement in a single long-acting molecule. Because serious disease often results when a pathogen or cancer cell evades or overcomes the host immune system, our Cloudbreak DFC candidates are designed to counter diseases in two ways: prevention of disease proliferation and immune evasion by directly targeting and, where applicable, by focusing the immune system on a pathogen or infected cell. We believe this is a potentially transformative approach, distinct from current therapies, including antibody drug conjugates, or ADCs, monoclonal or multispecific antibodies and vaccines.
In addition, DFCs are designed to have several advantages, including:
•Multivalent binding which has the potential to increase potency;
•Ability to engage different targets to serve as a “drug cocktail” in a single molecule, which may improve response to treatment and prevention; and
•Potential advantages over vaccines irrespective of the immune status of patients.

DFCs are fundamentally different from ADCs: DFCs are biologically stable drug-Fc conjugates designed to engage extracellular targets, while ADCs are designed to enter target cells to deliver and release cytotoxic small molecule drugs. In contrast to ADCs and monoclonal antibodies, DFCs are smaller, providing the potential for better tissue penetration and targeting multiple sites. Unlike small molecules, we believe DFC optimization can be focused primarily on potency.
Our lead Cloudbreak candidate for the prevention of influenza is CD388, a highly potent antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza. Our lead oncology DFC is CBO421, a development candidate targeting CD73 for the treatment of solid tumors, which is in investigational new drug application, or IND, -enabling studies.
Cloudbreak Influenza Program
We have completed two Phase 1 trials and one Phase 2a trial of CD388, our influenza DFC:
•A randomized, double-blind, dose-escalation Phase 1 study to determine the safety, tolerability and pharmacokinetics of intramuscular and subcutaneous administration of CD388 in healthy subjects (NCT05285137);
•A separate Phase 1 Japanese bridging study (NCT05619536); and
•A Phase 2a trial (NCT05523089) to evaluate the pre-exposure prophylactic activity of CD388 against influenza.
We intend to initiate a Phase 2b clinical trial in the fall of 2024.
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
Final CD388 Phase 1 and Phase 2a Results
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
Viral culture data confirmed efficacy seen in early analyses:
CD388 Phase 2a and Phase 1 Data Presentations at 34th European Society of Clinical Microbiology and Infectious Diseases (ESCMID) conference:
In April 2024, we presented data from the Phase 2a study of CD388 in various poster presentations at the 34th ESCMID conference. The first presentation showed CD388 was well-tolerated and demonstrated statistically significant antiviral effects when administered as a single subcutaneous dose in healthy volunteers challenged with influenza. The second presentation highlighted data from a Phase 1 single ascending dose study of CD388 which showed the drug has an extended half-life of 6-8 weeks. These data underscore the potential of CD388 to provide patients with seasonal influenza prevention.
CD388 Phase 2b Trial Timeline

We intend to initiate the CD388 Phase 2b trial during the upcoming Northern Hemisphere influenza season in the fall of 2024. The Phase 2b trial will be a blinded, randomized, controlled trial with single doses of CD388 or placebo administered at the beginning of the influenza season with subjects followed for the entire influenza season to monitor for breakthrough cases of influenza. The primary endpoint of this study will compare the rates of laboratory-confirmed clinical influenza between different single doses of CD388 and placebo over an influenza season. The patient population in this study will be healthy adults who have not received an influenza vaccination for the upcoming season. We are currently targeting 4,000 subjects with a possible increase to a maximum of 6,000 subjects (depending on the rate of influenza infection) with three CD388 dose groups and one placebo group randomized in a 1:1:1:1 ratio. Our ability to complete enrollment in the Northern Hemisphere only will largely depend on a variety of factors, including but not limited to, the severity of flu season, rate of patient enrollment, and number of breakthrough infections observed. If needed, we may have to extend our enrollment to the Southern Hemisphere. Given these variables, actual timelines shown above may differ materially. Refer to other risks described in Item 1A. “Risk Factors” of this Quarterly Report.
Cloudbreak Oncology Programs
We have expanded the Cloudbreak platform beyond infectious diseases, to discover and develop highly potent DFCs that can target single or multiple immune checkpoint pathways for the treatment of solid tumors.
Immune checkpoint antagonists have generated durable responses in cancers with improved side effect profiles compared to conventional chemotherapy. However, improved outcomes from existing therapies have been limited to a small subset of patients. To broaden the response rate to more patients, targeting additional mechanisms of tumor immune evasion will be critical.
Cloudbreak Oncology seeks to develop a new generation of immunotherapies targeting the tumor microenvironment. Our lead oncology DFC candidate, CBO421, is a highly differentiated CD73 inhibitor that combines the strengths of small molecules and monoclonal antibodies targeting CD73. CBO421 targets CD73 in the adenosine pathway, which contributes to immune evasion in solid cancers by flooding the tumor microenvironment with adenosine, a potent immune cell suppressor. The CD73 pathway is clinically validated in early/mid-stage clinical studies to reduce tumor growth in combination with PD-1/ PD-L1 inhibitors in disease areas that do not historically respond to checkpoint inhibition alone, such as triple negative breast cancer, or TNBC, and other solid tumors. As a monotherapy and in combination with PD-1 inhibitors, CBO421 has demonstrated efficacy and formation of immunologic memory in multiple murine tumor models, along with differentiated activity in T-cell reactivation assays and tumor penetration compared with the most advanced CD73 antibody therapeutics in clinical development. We are currently advancing CBO421 through IND-enabling studies and expect to file an IND in mid-2024.
Cloudbreak Oncology Pipeline:

CBO421 exhibits differentiated preclinical performance:
CBO421 enhances anti-tumor activity of PD-1 inhibitors:
CBO421 and Anti-PD-1 combination improves response rates versus monotherapies.

CBO421 exhibits superior tumor spheroid penetration versus full length CD73-targeting antibodies (oleclumab biosimilar):
CBO421 exhibits a second mechanism of action that differentiates it from small molecule CD73 inhibitors:
Compliance with Nasdaq Listing Requirements and Reverse Stock Split
Our common stock is listed on The Nasdaq Capital Market, which has as one of its continued listing requirements a minimum bid price of at least $1.00 per share, or the Minimum Bid Price Requirement. On November 9, 2023, we received a notification letter, or the Notice, from the Listing Qualification Staff, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, advising us that for 30 consecutive trading days preceding November 6, 2023, the bid price of our common stock had closed below the Minimum Bid Price Requirement. As a result of the Nasdaq Hearings Panel, or the Panel, imposing the previously disclosed Panel Monitor on the Company until November 9, 2023 pursuant to the February 9, 2023 Hearings Decision of the Panel, the Company was not eligible for a compliance period and the Staff notified us that this matter served as a basis for delisting the Company’s securities from The Nasdaq Capital Market.

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
At our special meeting of stockholders held on April 4, 2024, our stockholders approved a proposal to (i) amend our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at a ratio in the range of 1-for-10 to 1-for-30, inclusive; and (ii) if and only if the reverse stock split is approved and implemented, a reduction in the number of authorized shares of common stock, at a ratio that is equal to half of the reverse stock split ratio, with such ratio to be determined in the discretion of our board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by our board of directors in its sole discretion.
On April 12, 2024, our board of directors approved a reverse stock split of all outstanding shares of our common stock at a ratio of 1-for-20, or the Reverse Stock Split. Our board of directors also approved a reduction in the number of authorized shares of common stock, at a ratio that is equal to half of the Reverse Stock Split ratio. On April 22, 2024, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment of our Amended and Restated Certificate of Incorporation, or the Charter Amendment, to effect the Reverse Stock Split. The Charter Amendment became effective at 5:00 p.m. Eastern Time on April 23, 2024. Our common stock began trading on The Nasdaq Capital Market on a split-adjusted basis when the market opened on April 24, 2024 under a new CUSIP number (171757206).
On May 14, 2024, we received a letter from the Staff notifying us that we had regained compliance with Nasdaq’s requirements for continued listing. In addition, the Panel imposed a discretionary Panel monitor until May 14, 2025, such that if we fail to maintain compliance with any continued listing requirement during such period, the Staff will issue a delist determination letter and we will promptly schedule a new hearing before the Panel to address such noncompliance.
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
Liquidity Overview
We have a limited operating history and the sales and income potential of our business and market are unproven. We have experienced net losses and negative cash flows from operating activities since our inception. As of March 31, 2024, we had an accumulated deficit of $451.8 million. We expect to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.
As of March 31, 2024, we had cash and cash equivalents of $29.0 million. On April 24, 2024, we received total gross proceeds of $240.0 million in the Private Placement (see Note 10), which coupled with the other subsequent events disclosed in Note 10, has alleviated substantial doubt about our ability to continue as a going concern and provides sufficient liquidity for a period of one year following the date that these condensed consolidated financial statements are issued.
Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.

We plan to continue to fund our losses from operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.
FINANCIAL OPERATIONS OVERVIEW
Revenues
To date, we have generated all of our revenues from our strategic partnerships with Mundipharma and Janssen, and our license and commercial supply agreements with Melinta. In the future, we may generate revenue from a combination of license fees and other upfront payments, other funded R&D agreements, milestone payments, product sales, government and other third-party funding and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of nonclinical, clinical, regulatory and commercialization milestones, the timing and amount of payments relating to such milestones and the extent to which our products are approved and successfully commercialized.
If we are unable to fund our development costs or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
Cost of Product Revenue
Cost of product revenue consists primarily of costs related to materials, third-party contract manufacturing, freight-in and overhead. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to R&D expense in the period incurred.
Research and development expenses
To date, our R&D expenses have related primarily to nonclinical development of our rezafungin acetate and our Cloudbreak platform, as well as clinical development of rezafungin acetate. R&D expenses consist of wages, benefits and stock-based compensation for R&D employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses in preclinical development and certain manufacturing expenses before FDA approval, nonclinical and clinical trial costs, and indirect taxes on clinical supplies and development materials. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or other activities within studies and other events.
R&D costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the study or project and the invoices received from our external service providers. We adjust our accruals as actual costs become known.
We may receive potential R&D funding through a partnership from the National Institute of Allergy and Infectious Diseases. We have evaluated the terms of the grants to assess our obligations and the classification of funding received. Amounts received for funded R&D are recognized in the condensed consolidated statements of operations and comprehensive income (loss) as a reduction to R&D expenses over the grant period as the related costs are incurred to meet our obligations.
R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of later-stage clinical trials. However, it is difficult to determine with certainty the duration, costs and timing to complete our current or future nonclinical programs and clinical trials of our product candidates.
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
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.
R&D expenses by major program or category were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Rezafungin	$4,121	$7,120
Cloudbreak platform	2,871	6,950
Personnel costs	4,005	4,312
Other research and development expenses	596	487
Total research and development expenses	$11,593	$18,869
We typically deploy our employees, consultants and infrastructure resources across our programs. Thus, some of our R&D expenses are not attributable to an individual program but are included in other R&D expenses as shown above.
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
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses relate to selling, finance, human resources, legal and other administrative activities. SG&A expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial planning, and support functions. Other SG&A expenses include facility and overhead costs not otherwise included in cost of product revenue or R&D expenses, consultant expenses, travel expenses, professional fees for auditing, tax, legal, and other services, the branded prescription drug fee, and any accrued interest and penalties on accrued indirect tax liabilities.
Other income, net
Other income, net consists primarily of interest income and expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market accounts for cash and cash equivalents. Interest expense represents interest on finance lease liabilities.
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
In September 2019, we entered into the Mundipharma Collaboration Agreement with Mundipharma. We concluded that there were three performance obligations under the Mundipharma Collaboration Agreement: the license, the R&D services, and the clinical supply services, and that the obligations are distinct from each other.
In March 2021, we entered into the exclusive, worldwide license and collaboration agreement, or the Janssen Collaboration Agreement, with Janssen. We concluded that there were three performance obligations under the Janssen Collaboration Agreement: the license, the R&D services, and the clinical supply services, and that the obligations are distinct from each other.
In July 2022, we entered into the Melinta License Agreement with Melinta. We concluded that there were three performance obligations under the Melinta License Agreement: the license, the R&D services, and the clinical supply services, and that the obligations are distinct from each other.

We concluded that progress towards completion of the R&D and clinical supply performance obligations related to the Mundipharma Collaboration Agreement and the Melinta License Agreement, are best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. We periodically review and update the estimated collaboration expenses, when appropriate, which may adjust revenue recognized for the period. While such changes to our estimates have no impact on our reported cash flows, the amount of revenue recorded in the period could be materially impacted. Revenue from R&D services for the Janssen Collaboration Agreement is recognized based on actual amounts billed as the underlying services are provided and billed at market rates. The transaction prices to be recognized as revenue under both the Mundipharma Collaboration Agreement and the Janssen Collaboration Agreement consist of upfront payments, estimated reimbursable R&D and clinical supply costs, and milestones achieved to date. The transaction price to be recognized as revenue under the Melinta License Agreement consists of an upfront payment and milestones achieved to date.
Potential future payments for variable consideration, such as clinical, regulatory or commercial milestones, will be recognized when it is probable that, if recorded, a significant reversal will not take place. Potential future royalty payments will be recorded as revenue when the associated sales occur.
See Note 7 to the financial statements for additional information.
Preclinical and Clinical Trial Accruals
We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by contract research organizations, or CROs, clinical trial investigational sites and other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to R&D expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Collaboration revenue	$5,637	$26,107	$(20,470)
Product revenue	2,826	—	2,826
Cost of product revenue	1,563	—	1,563
Research and development expenses	11,593	18,869	(7,276)
Selling, general and administrative expenses	5,998	4,457	1,541
Other income, net	365	232	133
Collaboration revenue
Collaboration revenue was $5.6 million for the three months ended March 31, 2024 and $26.1 million for the three months ended March 31, 2023. Revenue for the three months ended March 31, 2024 related to the achievement of a milestone, ongoing R&D and clinical supply services provided to Mundipharma, Janssen and Melinta of $4.3 million, $1.0 million and $0.3 million, respectively, as well as $0.1 million in royalty revenue recognized following initiation of the commercial launch of REZZAYO in the U.S. on July 31, 2023.
Revenue for the three months ended March 31, 2023 related to the achievement of a milestone and ongoing R&D and clinical supply services provided to Mundipharma, Janssen and Melinta of $1.7 million, $6.2 million and $18.2 million, respectively.

Product revenue
Product revenue was $2.8 million for the three months ended March 31, 2024 and related to shipments of REZZAYO naked vials to Mundipharma. REZZAYO received approval by the FDA and was launched commercially in the U.S. by Melinta on July 31, 2023. REZZAYO also received EU and UK approval in December 2023 and January 2024, respectively.
Cost of product revenue
Cost of product revenue was $1.6 million for the three months ended March 31, 2024 and primarily consisted of direct material costs, third-party manufacturing costs and indirect overhead costs associated with the manufacture, quality assessment and delivery of REZZAYO naked vials shipped to Mundipharma. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to R&D expense in the period incurred.
Research and development expenses
R&D expenses were $11.6 million for the three months ended March 31, 2024 and $18.9 million for the three months ended March 31, 2023. The decrease in R&D expenses is primarily due to lower clinical expenses associated with the rezafungin clinical trials, lower clinical expenses associated with our Cloudbreak platform and lower personnel costs.
Selling, general and administrative expenses
SG&A expenses were $6.0 million for the three months ended March 31, 2024 and $4.5 million for the three months ended March 31, 2023. The increase in SG&A expenses is primarily due to higher legal costs, offset by lower amortization of contract costs related to obtaining the Melinta License Agreement.
Other income, net
Other income, net during the three months ended March 31, 2024 related primarily to interest income generated from cash held in interest-bearing accounts, offset by interest expense on finance lease liabilities. Other income, net during the three months ended March 31, 2023 related primarily to interest income generated from cash held in interest-bearing accounts.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are our cash and cash equivalents, as well as the cash flows generated from our partnerships with Mundipharma and Janssen, our license to Melinta, and equity financings. We have devoted our resources to funding R&D programs, including research, preclinical and clinical development activities.
Our ability to fund future operating needs will depend on a combination of equity, debt or other financing structures, potentially entering into collaborations, strategic alliances or licensing arrangements with third parties or receiving government and/or charitable grants or contracts. Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide from geopolitical and macroeconomic events, including global pandemics, the ongoing Russia-Ukraine conflict and related sanctions, the Israel-Hamas war, and bank failures. As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2023, we lost our Form S-3 eligibility for primary and secondary offerings for at least 12 months following the date our Annual Report on Form 10-K filing was first delinquent, or through April 16, 2025.
On November 8, 2018, we entered into the controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. As of March 31, 2024, the remaining capacity under the Sales Agreement was $37.1 million. We have not sold shares of our common stock under the Sales Agreement since July 2023. We will not be able to sell shares of our common stock under the Sales Agreement until April 16, 2025, due to the loss of our Form S-3 eligibility for primary and secondary offerings.
In March 2023, we issued shares of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings, for gross proceeds of approximately $19.5 million.
On April 23, 2024, we entered into the Securities Purchase Agreement with certain institutional and other accredited investors, pursuant to which we issued and sold, in the Private Placement, 240,000 shares of Series A Convertible Voting Preferred Stock, par value $0.0001 per share, at a purchase price of $1,000 per share. The closing of the Private Placement took place on April 24, 2024, and we received total gross proceeds of $240.0 million. As a condition to the effectiveness of the Janssen License Agreement, we paid Janssen an upfront payment of $85.0 million on April 24, 2024.
As of March 31, 2024, we have no outstanding loan balances.

Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2026 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to the Company. As of March 31, 2024, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments are $4.6 million as of March 31, 2024.
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
We enter into contracts in the normal course of business with vendors for R&D activities, manufacturing, and professional services that generally provide for termination either on notice or after a notice period. Our material cash requirements include costs to complete remaining agreed-upon activities under our Mundipharma Collaboration Agreement, Janssen Collaboration Agreement and Melinta License Agreement, costs to conduct R&D activities associated with our Cloudbreak platform, as well as personnel and SG&A support costs.
As of March 31, 2024, we had $29.0 million in cash and cash equivalents. The following table shows a summary of our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(6,644)	$(10,898)
Investing activities	(23)	(94)
Financing activities	(93)	26,237
Net (decrease) increase in cash and cash equivalents	$(6,760)	$15,245
Operating activities
Net cash used in operating activities was $6.6 million for the three months ended March 31, 2024, compared to net cash used in operating activities of $10.9 million for the three months ended March 31, 2023. Cash used in operating activities for the three months ended March 31, 2024 was primarily attributable to a net loss of $10.3 million which included $2.8 million for a milestone achieved in January 2024 under the Mundipharma Collaboration Agreement, which was received in April 2024. Cash used in operating activities for the three months ended March 31, 2023 was primarily attributable to a net income of $3.0 million which included $20.0 million for a milestone achieved in March 2023 under the Melinta License Agreement, which was received in April 2023.
For all periods presented, the primary use of cash was to fund R&D activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our investing activities during the three months ended March 31, 2024 and 2023 consisted of purchases of property and equipment.
Financing activities
Net cash used in financing activities during the three months ended March 31, 2024 primarily consisted of payment of finance lease liabilities and payment for shares withheld to fund payroll taxes.
Net cash provided by financing activities during the three months ended March 31, 2023 primarily consisted of (i) net proceeds of $17.3 million from the sale of 554,300 shares of common stock and 286,000 shares of Series X Convertible Preferred Stock pursuant to concurrent but separate underwritten public offerings and (ii) net proceeds of $8.6 million from the sale of 307,936 shares of common stock under the Sales Agreement, after deducting placement agent fees.
Operating Capital Requirements
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
As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the material weakness previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 was still present as of March 31, 2024. Based on this material weakness, and the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024.
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
Material Weakness in Internal Control Over Financial Reporting
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We concluded that the material weakness disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 continued to exist as of March 31, 2024. We determined that our control over the evaluation of applicable indirect taxes in local jurisdictions and assessment of indirect tax accrued liabilities was not appropriately designed. Specifically, we did not design a control to properly evaluate the indirect tax impact of our supply chain activities, and to review the completeness and accuracy of the underlying indirect tax obligation. As a result, a material misstatement in our previously issued audited consolidated financial statements for the fiscal years ended December 31, 2021 and 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and each of our previously issued unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for each of the quarterly periods in 2022 and 2023, filed with the SEC, was not detected and we concluded that the control deficiency noted above represents a material weakness as of December 31, 2023 and in prior periods, which continued to exist as of March 31, 2024. This material weakness resulted in the restatement of our financial statements for the years ended December 31, 2021 and 2022, and the quarters ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30 2023, and September 30, 2023.

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
While the foregoing measures are intended to effectively remediate the material weakness described in this Item 4, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weakness, our management may decide to take additional measures to address the material weakness or modify the remediation steps described above. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our consolidated financial statements are prepared in accordance with GAAP.

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
•Due to the delayed filing with the Securities and Exchange Commission of our Form 10-K for the year ended December 31, 2023, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale or resale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.
•We need substantial additional funding to advance CD388 beyond Phase 2b, and to advance CBO421 and our other Cloudbreak programs.
•We depend heavily on the success of CD388, which has completed Phase 2a clinical development, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.
•If we experience delays or difficulties in enrolling patients in our clinical trials our receipt of necessary regulatory approvals could be delayed or prevented.
•If clinical trials for CD388 and CBO421 or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
Risks Related to Our Financial Position and Need for Additional Capital
Due to the delayed filing with the Securities and Exchange Commission of our Form 10-K for the year ended December 31, 2023, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale or resale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.*
As a result of the late filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2023, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year, and there can be no assurance that we will be able to file all such reports in a timely manner in the future. Should we wish to register the offer and sale of additional securities to the public, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our business, strategic plan and financial condition.
We need substantial additional funding to advance CD388 beyond Phase 2b, and to advance CBO421 and our other Cloudbreak programs.*
Our ability to advance CD388 beyond Phase 2b, and to advance CBO421 and other product candidates from our other Cloudbreak programs is dependent on our ability to obtain additional funding.
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
Even if we raise additional capital, our expenses may increase in connection with our ongoing activities beyond what is currently expected. Our future capital requirements will depend on many factors, including:
•the costs and timing to complete our CD388 trials through to Phase 2b;
•the costs, timing and outcome of any regulatory review of CD388, CBO421 or future development candidates;
•our ability to establish and maintain collaborations, when and if necessary, on favorable terms, if at all;
•the costs and timing of commercialization activities, including manufacturing, marketing, sales and distribution, for any future product candidates that receive marketing approval;
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

Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. As of March 31, 2024, we had cash and cash equivalents of $29.0 million.
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
If we are unable to raise additional capital on attractive terms or at all, we may be forced to delay, reduce or eliminate our development programs, including CD388, CBO421 or one or more of our other Cloudbreak DFC programs, or any future license or collaboration agreements, and/or be forced to make reductions in spending, extend payment terms with suppliers, and/or liquidate or grant rights to assets where possible. Any of these actions could materially harm our business, results of operations and future prospects.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity, debt or other financing structures, as well as potentially entering into collaborations, strategic alliances or licensing arrangements with third parties or receiving government and/or charitable grants or contracts.
In November 2018, we entered into a new controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement, which currently has an aggregate offering price of up to $50.0 million. As of March 31, 2024, we have issued approximately 1,038,492 shares of our common stock pursuant to the Sales Agreement with an aggregate offering price of approximately $41.1 million.
In September 2019, we issued $9.0 million of our common stock to Mundipharma Medical Company, or Mundipharma, in connection with entering into the License and Collaboration Agreement with Mundipharma. In February 2020, we issued $30.0 million of our common stock and Series X Convertible Preferred Stock upon the closing of a rights offering. In October 2021, we issued $38.5 million of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings. In March 2023, we issued shares of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings, for gross proceeds of $19.5 million.
In April 2024, we entered into a securities purchase agreement with certain institutional and other accredited investors, pursuant to which we issued and sold, in a private placement, or the Private Placement, 240,000 shares of Series A Convertible Voting Preferred Stock, for which we received total gross proceeds of $240.0 million. The proceeds from the Private Placement were used to fund the upfront payment of $85.0 million under a license and technology transfer agreement with Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson and the remainder of the gross proceeds of $155.0 million are expected to provide runway through CD388’s planned Phase 2b trial.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma, the sale of our common stock and Series X Convertible Preferred Stock issued in our rights offering, the sale of our common stock and Series X Convertible Preferred Stock in our concurrent underwritten public offerings or the sale of common stock under the Sales Agreement, and our sale of Series A Convertible Voting Preferred Stock in the Private Placement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. We may need to enter into agreements with third parties for the development and commercialization of DFCs identified from our Cloudbreak program which may require we relinquish valuable rights to these products.
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
If we are unable to raise additional funds through equity, debt or other financing structures, or through collaborations, strategic alliances or licensing arrangements with third parties, or through receiving government and/or charitable grants or contracts, we may be required to delay, reduce or terminate our advancement of the Cloudbreak program for non-influenza DFCs, or be forced to grant rights in the Cloudbreak program for non-influenza DFCs that we would otherwise prefer to retain for ourselves.
We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*
Since our inception, we have incurred significant operating losses. We incurred a net loss of $10.3 million and net income of $3.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $451.8 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with our prior collaborations. We have completed Phase 1 and Phase 2a studies of CD388, and are conducting preclinical studies of our other DFCs, including CBO421. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
•submit investigational new drug applications, or INDs, to the U.S. Food and Drug Administration, or FDA, and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards at clinical trial sites;
•continue to advance CD388 through clinical development;
•continue the preclinical development of CBO421 and other DFCs from our Cloudbreak platform or otherwise, and advance one or more of such product candidates into clinical trials;
•seek marketing approvals for CD388, CBO421 and other product candidates;
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
To become and remain profitable, we must develop and eventually commercialize one or more products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development, or R&D, efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
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
If we are unable to continue to satisfy the applicable continued listing requirements of Nasdaq, our common stock could be delisted.*
Our common stock is currently listed on The Nasdaq Capital Market under the symbol “CDTX.” In order to maintain this listing, we must continue to satisfy minimum financial and other continued listing requirements and standards. We cannot assure you that we will be able to continue to comply with the applicable listing standards. For example, one of the continued listing requirements for The Nasdaq Capital Market is a minimum bid price of at least $1.00 per share, or the Minimum Bid Price Requirement. We were first notified by the Listing Qualification Staff of the Nasdaq Stock Market LLC, or Nasdaq, on February 28, 2022, that our common stock had failed to maintain the Minimum Bid Price Requirement for 30 consecutive business days. Following extension periods to regain compliance, on February 9, 2023, the Nasdaq Hearings Panel notified us that we had regained compliance with the Minimum Bid Price Requirement subject to a discretionary Panel Monitor until November 9, 2023. On November 9, 2023, we were notified by Nasdaq that our common stock had once again failed to maintain the Minimum Bid Price Requirement for the 30 consecutive business days preceding November 6, 2023. On November 17, 2023, Nasdaq granted us a hearing date with the Nasdaq Hearings Panel on February 1, 2024. The hearing was conducted on February 1, 2024, and on February 8, 2024, the Nasdaq Hearings Panel granted our request for continued listing on The Nasdaq Capital Market, pursuant to an extension, through May 7, 2024, to regain compliance with the Minimum Bid Price Requirement. As a result, on April 4, 2024, we held a special meeting of stockholders at which our stockholders approved a proposal to (i) amend our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at a ratio in the range of 1-for-10 to 1-for-30, inclusive; and (ii) if and only if the reverse stock split was approved and implemented, a reduction in the number of authorized shares of common stock, at a ratio that is equal to half of the reverse stock split ratio, with such ratio to be determined in the discretion of our board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by our board of directors in its sole discretion. On April 12, 2024, our board of directors approved a reverse stock split our common stock at a ratio of 1-for-20. Furthermore, on April 17, 2024, we received a notification letter from the Listing Qualifications Staff advising the Company that we were delinquent in timely filing with the SEC our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (which served as an additional deficiency).
On April 22, 2024, we filed our Annual Report on Form 10-K for the year ended December 31, 2023, and filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Amended and Restated Certificate of Incorporation to effect the 1-for-20 reverse stock split of our outstanding common stock, effective April 23, 2024.
Although we are now in compliance with the continued listing requirements, if delisting were to occur, the delisting of our common stock from trading on Nasdaq could have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of CD388, which has completed Phase 2a clinical development, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.*
We received IND clearance for CD388, our DFC for prevention and treatment of influenza, from the FDA in March 2022 and subsequently initiated a Phase 1 clinical trial. In September 2022, we initiated a Phase 2a trial of CD388 to evaluate the pre-exposure prophylactic activity of CD388 against influenza virus and a separate Phase 1 Japanese bridging study has been initiated. Following the recently reported Private Placement funding led by RA Capital Management, we are finalizing the protocol for a Phase 2b clinical trial which we intend to initiate during the upcoming Northern Hemisphere 2024 influenza season. We are also conducting in vitro and in vivo preclinical studies of other product candidates from our Cloudbreak program for influenza and immuno-oncology indications. Our assumptions about why CD388 and CBO421 are worthy of continued development, as well as our assumptions about the markets for CD388 and CBO421 or any other potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of any marketing approval for CD388 and CBO421, and the regulatory paths for marketing approval for additional products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of CD388 and CBO421 and any other product candidates we may develop will depend on many factors, including the following:
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
If we experience delays or difficulties in enrolling patients in our clinical trials our receipt of necessary regulatory approvals could be delayed or prevented.*
We may not be able to complete the CD388 Phase 2b trial or CBO421 clinical trials if we are unable to identify and enroll a sufficient number of eligible patients, as required by the FDA or similar regulatory authorities outside the U.S., or if we do not believe that the number of patients required by such regulatory authorities can be enrolled in a reasonable timeframe.

Our CD388 clinical development program is a global program and, as such, our ability to timely enroll the clinical trials may be affected by many different factors specific to those global localities, such as, delays in our receipt of approval to commence trials in a particular country from applicable regulatory authorities and ethics committees, timely completion of clinical trial site initiation within each country, delays in local importation and receipt of necessary clinical trial supplies, and our ongoing compliance with local regulations, which may change during the course of the clinical trial.
In addition, the CD388 and CBO421 clinical trials are heavily reliant on third-party contractors, including contractors that import clinical trial materials, and contract research organizations, or CROs, that conduct and monitor our clinical trials, and interact with regional or local regulators and ethics committees on our behalf. If we experience significant difficulties with any of our key contractors such that we determine it is in the best interests of the clinical trials to replace a key contractor, this could result in a significant delay in enrollment.
In addition, some of our competitors may have ongoing or new clinical trials for product candidates that would treat the same indications as CD388 and CBO421, or be used in the same patients and, therefore, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:
•eligibility criteria, including regional or local practices that place additional limitations on patient eligibility;
•availability, safety and efficacy of approved medications or other investigational medications being studied clinically for the disease under investigation;
•perceived risks and benefits of CD388 and CBO421;
•efforts to facilitate timely enrollment in clinical trials;
•reluctance of physicians to encourage patient participation in clinical trials;
•the ability to monitor patients adequately during and after treatment;
•the proximity and availability of clinical trial sites for prospective patients;
•delays or failures in maintaining an adequate supply of quality drug product for use in clinical trials; and
•changing treatment patterns that may reduce the burden of disease which CD388 and CBO421 address.
Our inability to enroll and retain a sufficient number of patients in a reasonable timeframe may require us to abandon the entire CD388 and/or CBO421 clinical development programs. Any enrollment delays would result in increased development costs, which could cause the value of our company to decline and could limit our ability to obtain necessary additional financing.
If clinical trials for CD388 and CBO421 or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A delay in starting or completing our clinical trials would materially impact our timelines and our ability to complete development of our product candidates in a timely manner or at all.
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
We do not know whether the clinical trials of CD388 and CBO421 will be completed on schedule. We may experience numerous unforeseen events that could delay or prevent our ability to commence or complete our clinical trials, which could then delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
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
•regulators, institutional review boards or the data safety monitoring board assembled by us to oversee our clinical trials may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks due to serious and unexpected side effects;
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
In support of the global effort to identify effective therapeutics to treat and prevent the COVID-19 coronavirus we have expended financial resources to identify DFCs which may be effective in this area. In addition, we have recently expended financial resources on identification of DFCs targeting multiple potentially synergistic immuno-oncology targets. We have limited experience in identification and nonclinical and clinical testing of immuno-oncology therapeutics. Our resource allocation decisions may not result in us identifying valuable products or may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future R&D programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for a particular product candidate or opportunity, we may relinquish valuable rights to that product candidate or opportunity through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or opportunity.
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
•the willingness of physicians to prescribe these therapies;
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
We expect that CD388 will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including influenza vaccines, neuraminidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak platform for the treatment or prevention of other serious diseases, such as solid tumors and viral infections. We are aware of a large number of approved and investigational therapies in these areas also. We expect that CBO421 will compete against approved anticancer therapeutics as well as investigational CD-73 targeting small molecule drugs, including Oric-533 being developed by Oric Pharmaceutical, Inc. and quemliclustat being developed by Arcus Biosciences, Inc. as well as monoclonal antibodies, including oleclumab being developed by AstraZeneca PLC.
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
Many of our competitors have significantly greater name recognition, financial resources and expertise in R&D, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These same competitors may invent technology that competes with our CD388, CBO421, or our Cloudbreak platform.

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
Research programs to identify new product candidates require substantial technical expertise and human resources. For example, we have limited experience with the use of the Cloudbreak platform applied to influenza and immuno-oncology targets. A failure to optimize our expertise using the Cloudbreak platform for the development of our Cloudbreak program may limit our ability to successfully advance this program and identify future product candidates. Research programs to identify new product candidates also require substantial financial resources. We may choose to expend our financial resources on potential product candidates that ultimately prove to be unsuccessful. For example, we have expended financial resources to identify therapeutics to treat or prevent the COVID-19 coronavirus, and we may be unsuccessful in identifying such a DFC. If we are unable to identify successful product candidates from our Cloudbreak platform for preclinical and clinical development, we will have spent financial resources on programs that did not yield viable products and therefore generate product revenue, which would harm our financial position and adversely impact our stock price.
Risks Related to Our Dependence on Third Parties
We may seek to selectively establish collaborations and, if we are unable to establish them on commercially reasonable terms or at all, we may have to alter our research, clinical development and commercialization plans.*
We may seek to collaborate with pharmaceutical and biotechnology companies to advance the Cloudbreak program for DFCs. We may also seek funding from government grants or contracts to advance the Cloudbreak program for DFCs. We cannot be certain that we will be successful in completing any such collaboration or obtaining any such government grants or contracts, or completing any of them on commercially reasonable terms.
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
We also face significant competition for government grants and contracts for the Cloudbreak program, and there can be no assurances that such funding would be available to us if and when needed, or at all. For instance, government funding may be available only at certain phases of R&D, such as only after Phase 1 clinical trials have been completed. In order to advance the Cloudbreak program for DFCs, we will need to obtain significant funding to complete IND-enabling studies, manufacturing development and Phase 1 clinical trials. Government grants and contracts may not be available to fund our activities at this earlier phase of the R&D process.
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
Our reliance on these third parties for R&D activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other international regulatory authorities require us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, available at www.clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
Any product that we develop may compete with other product candidates and products for access to these manufacturing facilities. There are a limited number of manufacturers that operate under cGMPs and that might be capable of manufacturing for us. Furthermore, some materials for our product candidates may be sourced from a single-source supplier, and we may be unable to identify an alternative supplier in the event any such single-source supplier is unable to perform.
Any performance failure on the part of our existing or future manufacturers or suppliers, including a failure that may not relate specifically to our product candidate or approved product, could delay clinical development or marketing approval or adversely impact our ability to generate commercial sales. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer.

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
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal anti-kickback statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats.
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
The pharmaceutical industry in China is highly regulated and such regulations are subject to change which may affect approval and commercialization of our drugs.*
Currently, we are not conducting any clinical trials in China nor licensing any products in China but we may do so in the near future in respect of our development of CD388. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. For example, in order to conduct a clinical trial in China, sponsors must not only obtain the approval of the National Medical Product Administration of China, but also a separate approval from or filing with the Ministry of Science and Technology under the Administrative Regulations on Human Genetic Resources of the People’s Republic of China, or HGR Regulation, for clinical trials involving HGR Materials or Information. Any failure to comply with these requirements could cause any clinical trial to be suspended by governing authorities, may result in fines and also may constitute a breach under our agreements with third parties assisting us in the conduct of the trial in China, such as our CRO. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Certain changes or amendments to policy or law may result in increased compliance costs on our business, or cause delays in the timely completion of any trial in China. Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of any clinical activities in China.
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
Risks Related to Our Intellectual Property
If our efforts to protect the proprietary nature of the intellectual property related to CD388, CBO421, our other Cloudbreak compounds or our other product candidates or compounds are not adequate, we may not be able to compete effectively in our markets.*
We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to CD388 and CBO421 and our other product candidates and compounds. Any involuntary disclosure to or misappropriation by third parties of our proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our markets.
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain and our commercial success will depend on our ability to obtain patents and maintain adequate protection for our DFCs and other compounds and product candidates in the U.S. and other countries. We currently hold issued U.S. utility and foreign patents and multiple pending U.S. utility patent applications, pending U.S. provisional patent applications and pending international, foreign national and regional counterpart patent applications covering various aspects of our DFCs. The patent applications may fail to result in issued patents in the U.S. or in foreign countries or jurisdictions. Even if the applications do successfully issue, third parties may challenge the patents.

Further, the existing and/or future patents, if any, may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by the patent and patent applications we own with respect to our DFCs or the patents we pursue related to any of our other product candidates or compounds is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize the product candidates or compounds. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced, although a patent term extension or supplementary protection certificate having varied scope may be available in certain jurisdictions to compensate for some of the lost patent term. In addition, we do not know whether:
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
Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.*
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents with claims to materials, methods of manufacture or methods of treatment related to the use or manufacture of our DFCs and/or our other product candidates or compounds. If any third-party patents were held by a court of competent jurisdiction to cover the DFC manufacturing process, any molecules formed during these processes or the final products or any use thereof, the holders of any such patents may be able to block our ability to commercialize the product unless we obtained a license under the applicable patent or patents or until such patents expire. These same issues and risks arise in connection with any other product candidates we develop as well. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, or at all. Any inability to obtain such a license under the applicable patents on commercially reasonable terms, or at all, would have a material adverse effect on our ability to commercialize the affected product until such patents expire.
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
Risks Related to U.S. Government Contracts and Grants
If we are unable to generate revenues from partnerships, government funding or other sources of funding, we may be forced to suspend or terminate one or more of our preclinical Cloudbreak programs.*
In order to continue our Cloudbreak programs for DFCs, we will need to seek funding from partnerships, the government or other sources of funding. There can be no assurances that we will be able to obtain funding from partnerships, or enter into new contracts with the U.S. government or obtain other sources of funding to support such programs. The process of completing a partnership or obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions in each instance. Further, with respect to government contracting, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of anti-infective products. If we cannot obtain or maintain government or other funding for our Cloudbreak programs for DFCs we may be forced to discontinue those programs.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable.
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
We are highly dependent upon our senior management team, as well as the other principal members of our R&D teams. All of our executive officers are employed “at will,” meaning we or they may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of our executives or employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
Recruiting and retaining qualified scientific, clinical, manufacturing, regulatory, quality assurance and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.
We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisers, including scientific, regulatory, quality assurance and clinical advisers, to assist us in formulating our R&D and commercialization strategy. Our consultants and advisers may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
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
The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including increased possibility of legal proceedings.*
On April 11 and April 15, 2024, our Audit Committee of the Board of Directors, or the Audit Committee, determined, based on management’s recommendation, that our previously issued audited consolidated financial statements for the fiscal years ended December 31, 2021 and 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and each of our previously issued unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for each of the quarterly periods in 2022 and 2023, or collectively, the Prior Financial Statements, filed with the SEC, should no longer be relied upon and should be restated. We restated the Prior Financial Statements in the Annual Report on Form 10-K filed with the SEC on April 22, 2024. The restatement of the Prior Financial Statements has caused us to incur additional expenses for legal, accounting, and other professional services and has diverted our management’s attention from our business and could continue to do so. In addition, as a result of the restatement, investors may lose confidence in our financial reporting, the price of our common stock could decline, and we may be subject to litigation or regulatory enforcement actions.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.*
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Based on our evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, we determined, as further detailed in Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q, that the material weakness previously identified and disclosed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 was still present as of as of March 31, 2024 because our control over the evaluation of applicable indirect taxes in local jurisdictions and assessment of indirect tax accrued liabilities was not appropriately designed, and as a result a material misstatement in the Prior Financial Statements was not detected. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 4,561,696 shares of common stock outstanding as of March 31, 2024. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, or through the conversion of our Series A Preferred Stock, if approved by stockholders, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*
Significant additional capital will be needed to continue our operations as currently planned, including conducting clinical trials, commercialization efforts, expanded R&D activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, new investors could gain rights, preferences and privileges senior to our existing stockholders and our existing stockholders may be materially diluted by such subsequent sales.
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
Our management has broad discretion in the application of our working capital. Because of the number and variability of factors that determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Our management might not apply our working capital in ways that ultimately increase the value of your investment. We expect to use our working capital to fund R&D activities and general operating expenses. The failure by our management to apply this working capital effectively could harm our business. Pending its use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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
Effective January 1, 2022, the Tax Act eliminated the option to deduct R&D expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the U.S. and over 15 years for research activities conducted outside the U.S. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 14, 2024, we received a letter from the Staff notifying us that we had regained compliance with Nasdaq’s requirements for continued listing. In addition, the Panel imposed a discretionary Panel monitor until May 14, 2025, such that if we fail to maintain compliance with any continued listing requirement during such period, the Staff will issue a delist determination letter and we will promptly schedule a new hearing before the Panel to address such noncompliance.

ITEM 6. EXHIBITS

Exhibit	Description

2.1(6)‡	Asset Purchase Agreement, by and between Cidara Therapeutics, Inc. and Napp Pharmaceutical Group Limited.

2.2(6)‡	Assignment and Novation Agreement, by and between Cidara Therapeutics, Inc. and Napp Pharmaceutical Group Limited.

2.3(6)‡	First Amendment to Melinta License Agreement, dated April 23, 2024, by and between Melinta Therapeutics, LLC and Cidara Therapeutics, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Cidara Therapeutics, Inc.

3.3(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3.4(4)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.

3.5(7)	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

4.3(4)	Form of Common Stock Purchase Warrant for First Private Placement.

10.1(7)‡	Securities Purchase Agreement, by and among Cidara Therapeutics, Inc. and the purchasers named therein.

10.2(7)	Form of Support Agreement.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q has been formatted in Inline

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 21, 2018.
(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed on April 22, 2024.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed on April 29, 2024.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 24, 2024.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
‡	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: May 15, 2024	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Preetam Shah, Ph.D., MBA
Preetam Shah, Ph.D., MBA
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer and Principal Accounting Officer)