Form 10-Q
period 2024-06-30
Cidara Therapeutics, Inc.
filed 2024-08-13
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒
As of August 8, 2024, the registrant had 7,038,241 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2024	December 31, 2023
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$164,369	$35,778
Accounts receivable	2,349	14,075
Prepaid expenses and other current assets	1,870	1,712
Current assets from discontinued operations	—	9,290
Total current assets	168,588	60,855
Property and equipment, net	602	557
Finance lease right-of-use asset, net	742	782
Operating lease right-of-use asset	3,321	3,788
Other assets	104	114
Noncurrent assets from discontinued operations	—	934
Total assets	$173,357	$67,030

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,288	$3,772
Accrued liabilities	6,225	14,177
Accrued indirect tax liabilities	26,083	18,040
Accrued compensation and benefits	3,514	5,034
Current contract liabilities	—	430
Current portion of finance lease liability	254	218
Current portion of operating lease liability	1,268	1,082
Current liabilities from discontinued operations	11	24,665
Total current liabilities	39,643	67,418
Long-term finance lease liability	445	575
Long-term operating lease liability	2,333	3,002
Noncurrent liabilities from discontinued operations	—	4,245
Total liabilities	42,421	75,240
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023:
Series A Convertible Voting Preferred Stock, $0.0001 par value (liquidation preference $720,000 at June 30, 2024); 240,000 shares authorized at June 30, 2024; 240,000 shares issued and outstanding at June 30, 2024; no shares issued and outstanding at December 31, 2023	—	—
Series X Convertible Preferred Stock, $0.0001 par value; 4,947,759 shares authorized at June 30, 2024 and December 31, 2023; 2,156,713 shares issued and 2,104,472 shares outstanding at June 30, 2024; 2,156,713 shares issued and 2,104,472 shares outstanding and December 31, 2023	—	—
Common stock, $0.0001 par value; 20,000,000 shares authorized at June 30, 2024 and December 31, 2023; 4,568,991 shares issued and outstanding at June 30, 2024 and 4,530,113 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	673,901	433,220
Accumulated deficit	(542,966)	(441,431)
Total stockholders’ equity (deficit)	130,936	(8,210)
Total liabilities and stockholders’ equity (deficit)	$173,357	$67,030
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues:
Collaboration revenue	$302	$5,090	$1,275	$11,310
Total revenues	302	5,090	1,275	11,310
Operating expenses:
Acquired in-process research and development	84,883	—	84,883	—
Research and development	6,657	8,657	12,576	18,367
Selling, general and administrative	4,746	3,181	8,342	6,834
Total operating expenses	96,286	11,838	105,801	25,201
Loss from operations	(95,984)	(6,748)	(104,526)	(13,891)
Other income, net:
Interest income, net	1,774	623	2,139	855
Total other income, net	1,774	623	2,139	855
Net loss from continuing operations before income tax expense	(94,210)	(6,125)	(102,387)	(13,036)
Income tax expense	—	(40)	—	(40)
Net loss from continuing operations	(94,210)	(6,165)	(102,387)	(13,076)
Income (loss) from discontinued operations (including loss on disposal of discontinued operations of $1,799 during the three and six months ended June 30, 2024), net of income taxes	3,001	(7,459)	852	2,465
Net loss and comprehensive loss	$(91,209)	$(13,624)	(101,535)	(10,611)

Basic and diluted net loss per common share from continuing operations	$(20.65)	$(1.37)	$(22.50)	$(3.10)
Basic and diluted net earnings (loss) per common share from discontinued operations	0.66	(1.65)	0.19	0.59
Basic and diluted net loss per common share	$(19.99)	$(3.02)	$(22.31)	$(2.51)

Shares used to compute basic and diluted net earnings (loss) per common share	4,563,772	4,505,813	4,550,774	4,220,511
 See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Operating activities:
Net loss	$(101,535)	$(10,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of discontinued operations	1,799	—
Stock-based compensation	1,498	1,435
Non-cash operating lease expense	466	639
Depreciation and amortization	73	57
Amortization of costs to obtain a contract with a customer	184	40
Amortization of finance lease right-of-use asset	40	—
Non-cash interest expense	30	—
Changes in assets and liabilities:
Accounts receivable	13,620	350
Inventory	6,097	(2,388)
Prepaid expenses, other current assets, and other assets	123	2,120
Accounts payable and accrued liabilities	(9,585)	2,870
Accrued indirect tax liabilities	8,043	1,897
Accrued compensation and benefits	(1,465)	(1,277)
Contract liabilities	(29,329)	(2,613)
Operating lease liabilities	(483)	(595)
Net cash used in operating activities	(110,424)	(8,076)

Investing activities:
Purchases of property and equipment	(23)	(201)
Net cash used in investing activities	(23)	(201)

Financing activities:
Proceeds from private placement, net of issuance costs	239,202	—
Proceeds from underwritten public offering, net of issuance costs	—	17,256
Proceeds from public offering of common stock, net of issuance costs	—	8,706
Proceeds from exercise of stock options	—	14
Payment of finance lease liabilities	(125)	—
Payment for shares withheld to fund payroll taxes	(39)	—
Net cash provided by financing activities	239,038	25,976
Net increase in cash and cash equivalents	128,591	17,699
Cash and cash equivalents at beginning of period	35,778	32,731
Cash and cash equivalents at end of period	$164,369	$50,430

Supplemental disclosure of cash flows:
Income taxes paid	$95	$588
Non-cash investing activities:
Purchases of property and equipment, included in accounts payable and accrued liabilities	$106	$—
Right-of-use asset obtained in exchange for lease liability	$—	$3,847
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$55	$63
Issuance costs incurred but not yet paid, included in accounts payable and accrued liabilities	$35	$—
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Three and Six Months Ended June 30, 2024
	Series A Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	—	$—	2,104,472	$—	4,530,113	$1	$433,220	$(441,431)	$(8,210)
Issuance of common stock for restricted share units vested	—	—	—	—	31,583	—	—	—	—
Value of shares withheld to fund payroll taxes	—	—	—	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	—	—	—	—	795	—	795
Net loss	—	—	—	—	—	—	—	(10,326)	(10,326)
Balance, March 31, 2024	—	—	2,104,472	—	4,561,696	1	433,976	(451,757)	(17,780)
Private placement, net of issuance costs	240,000	—	—	—	—	—	239,167	—	239,167
Issuance of common stock for restricted share units vested	—	—	—	—	245	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	7,050	—	55	—	55
Stock-based compensation	—	—	—	—	—	—	703	—	703
Net loss	—	—	—	—	—	—	—	(91,209)	(91,209)
Balance, June 30, 2024	240,000	$—	2,104,472	$—	4,568,991	$1	$673,901	$(542,966)	$130,936

	Three and Six Months Ended June 30, 2023
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	1,818,472	$—	3,623,591	$1	$404,061	$(418,500)	$(14,438)
Underwritten public offering, net of issuance costs	286,000	—	554,300	—	17,256	—	17,256
Public offering of common stock, net of issuance costs	—	—	307,936	—	8,622	—	8,622
Issuance of common stock for exercise of options	—	—	812	—	14	—	14
Issuance of common stock for restricted share units vested	—	—	14,617	—	—	—	—
Stock-based compensation	—	—	—	—	640	—	640
Net income	—	—	—	—	—	3,013	3,013
Balance, March 31, 2023	2,104,472	—	4,501,256	1	430,593	(415,487)	15,107
Public offering of common stock, net of issuance costs	—	—	3,047	—	76	—	76
Issuance of common stock for restricted share units vested	—	—	232	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	8,060	—	63	—	63
Stock-based compensation	—	—	—	—	795	—	795
Net loss	—	—	—	—	—	(13,624)	(13,624)
Balance, June 30, 2023	2,104,472	$—	4,512,595	$1	$431,527	$(429,111)	$2,417
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
The Company’s most advanced DFC program is CD388, a highly potent antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza, which has completed Phase 1 and Phase 2a clinical trials under a partnership with J&J Innovative Medicine, previously Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson, or Janssen. On April 23, 2024, the Company and Janssen entered into a license and technology transfer agreement, or the Janssen License Agreement, under which the Company reacquired all rights for CD388 from Janssen to develop and commercialize CD388.
The Company’s first commercially approved product in the United States, or U.S., was REZZAYO® (rezafungin for injection) which is indicated for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. On April 24, 2024, the Company and Napp Pharmaceutical Group Limited, or Napp, an affiliate of Mundipharma Medical Company, or Mundipharma, entered into an Asset Purchase Agreement, or the Napp Purchase Agreement, pursuant to which the Company sold to Napp all of the Company’s rezafungin assets and related contracts. The Company completed all conditions of the sale on April 24, 2024. The Company determined that the sale of rezafungin represented a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the sale of rezafungin is classified as discontinued operations. See Note 9 for additional information.
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited, in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At June 30, 2024, the Company had an accumulated deficit of $543.0 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At June 30, 2024, the Company had cash and cash equivalents of $164.4 million. On April 24, 2024, the Company received total gross proceeds of $240.0 million in the Private Placement (see Note 4), which coupled with the other recent events disclosed in Note 6 and Note 9, provides sufficient liquidity for a period of one year following the date that these condensed consolidated financial statements are issued.
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

Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2024 and 2023.
Reverse Stock Split
On April 23, 2024, the Company effected the approved 1-for-20 reverse stock split of its shares of common stock, or the Reverse Stock Split. All references in this Quarterly Report on Form 10-Q to number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Reverse Stock Split on a retroactive basis. As a result of the Reverse Stock Split, an immaterial amount was reclassified from common stock to additional paid-in capital.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further analysis is required to determine whether the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.
Discontinued Operations
The Company presents discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results from discontinued operations of the rezafungin assets prior and subsequent to its sale are presented as net income (loss) from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented, including any gain or loss recognized on closing. The assets and liabilities for the rezafungin operations related activities prior and subsequent to its sale have been classified as discontinued operations and segregated for all periods presented in the unaudited condensed consolidated balance sheets. See Note 9 for additional information.

Cash and Cash Equivalents
The Company considers all short-term investments purchased with a maturity of three months or less when acquired to be cash equivalents.
Accounts Receivable
Accounts receivable is stated at the original invoice amount and consists of amounts due from customers related to milestones achieved, certain research and development, or R&D, and clinical supply costs subject to reimbursement under the collaboration and license agreements, royalties earned, and product sales. The Company records accounts receivables net of any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period of time. The Company did not record any credit losses as of June 30, 2024 or December 31, 2023.
Inventory
The Company began capitalizing inventory for REZZAYO, which received approval by the U.S. Food and Drug Administration, or FDA, in March 2023. REZZAYO (rezafungin for injection) is approved for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to R&D expense in the period incurred. Inventory is comprised of raw materials and work-in-process, and includes costs related to materials, third-party contract manufacturing, freight-in and overhead. Inventory is stated at the lower of cost or net realizable value with cost based on the first-in-first-out method. The Company performs an assessment of recoverability of capitalized inventory during each reporting period based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life, and writes down any excess, obsolete or unsaleable inventory to its estimated realizable value in the period which the required reserve is first identified. Such write downs, should they occur, are charged to cost of product revenue in the condensed consolidated statements of operations and comprehensive loss. See Note 9 for additional information.
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

Income Taxes
The Company reports deferred income taxes in accordance with ASC 740, Income Taxes, or ASC 740. ASC 740 requires a company to recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.The Company accounts for uncertain tax positions pursuant to ASC 740, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes.
Indirect Taxes
The Company’s purchases of clinical drug supplies and raw materials, inventory transfers, and sales of commercial drug product are subject to indirect taxation in various jurisdictions outside of the U.S. Indirect tax payable is included in accrued indirect tax liabilities, the related expense is included in R&D expenses, and the related interest and penalties are included in selling, general and administrative, or SG&A, expenses. The accrual is for the indirect tax incurred in various tax jurisdictions outside of the U.S. as a consequence of the Company’s supply chain activities or in connection with commercial sales of REZZAYO. To the extent that any accrued indirect taxes are determined to not be due and payable, then any associated liabilities and operating expenses will be reversed in future periods. Indirect tax amounts on commercial sales (product revenue) and asset disposals that can be billed to and recovered from our customers are included in accounts receivables. Indirect tax amounts related to inventory purchases and manufacturing are included within inventory.
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
See Note 6 and Note 9 for additional information.
Product Revenue
In December 2022 and January 2023, the Company entered into separate Commercial Supply Agreements with Mundipharma and Melinta, respectively, for the batch supply of REZZAYO naked vials for commercial use. Under the Commercial Supply Agreements, Mundipharma and Melinta were required to submit purchase orders to the Company for batches of REZZAYO naked vials. The Company concluded that the delivery of each batch of REZZAYO naked vials and the related quality assessment certification represented a distinct performance obligation. The Commercial Supply Agreements were terminated upon the effectiveness of the assignment to Napp on April 24, 2024 (see Note 9 for additional information).
The transaction price recognized as revenue for each performance obligation under the Commercial Supply Agreements consisted of variable consideration which was determined based on the estimated per vial costs, plus the contractually stated margin rate. The amounts recognized as revenue were adjusted, as needed, each reporting period based on actual costs incurred for each batch. Variable consideration was included in the transaction price only to the extent that it was considered probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration was subsequently resolved. The Company has made an accounting policy election to exclude from the transaction price any indirect taxes collected from customers. As a result, any such collections were recorded as indirect tax liabilities. The transaction price was fully allocated to the single performance obligation.
The Company concluded that the performance obligation was satisfied and product revenue was recognized when the customer obtained control of the product, which occurred at a point in time, typically upon the later of (i) completion of a positive quality assessment, or (ii) shipment of the Company’s product to the customer.
Shipping and handling activities that were performed after a customer obtained control of the product were treated as activities to fulfill the promise to a customer and any amounts billed to a customer represented revenues for the product provided. Costs related to such shipping and handling were classified as cost of product revenue.
Cost of Product Revenue
Cost of product revenue consists primarily of costs related to materials, third-party contract manufacturing, freight-in and overhead. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to R&D expense in the period incurred.
Acquired In-process Research and Development Expenses
Acquired in-process research and development, or IPR&D, expenses include consideration for the purchase of IPR&D through asset acquisitions and license agreements as well as payments made in connection with asset acquisitions and license agreements upon the achievement of development milestones.
The Company evaluates license agreements for IPR&D projects to determine if it meets the definition of a business and thus should be accounted for as a business combination. If the license agreement for IPR&D does not meet the definition of a business and the assets have no alternative future use, the Company expenses payments made under such license agreements as acquired IPR&D expense in its condensed consolidated statements of operations and comprehensive loss. In those cases, payments for milestones achieved and payments for a product license prior to regulatory approval of the product are expensed in the period incurred. Payments made in connection with regulatory and sales-based milestones will be capitalized and amortized to cost of revenue.

Research and Development Expenses
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
Stock-Based Compensation
The Company accounts for stock-based compensation expense related to stock options, restricted stock units, or RSUs, performance-based RSUs, or PRSUs, and 2015 Employee Stock Purchase Plan, or ESPP, rights by estimating the fair value on the date of grant. The Company estimates the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The fair value of RSUs and PRSUs granted to employees is estimated based on the closing price of the Company’s common stock on the date of grant.
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

Net Earnings (Loss) Per Share
The Company follows the guidance in ASC 260, Earnings Per Share, or ASC 260, which establishes standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company. The guidance requires earnings to be hypothetically allocated between the common, preferred, and other participating stockholders based on their respective rights to receive non-forfeitable dividends, whether or not declared. Participating securities include Series A Convertible Voting Preferred Stock and Series X Convertible Preferred Stock, see Note 4 for additional information. Basic net EPS is then calculated by dividing the net income attributable to common stockholders (after the reduction for any preferred stock and assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding for the period. The Company calculates diluted net EPS by using the more dilutive of the (1) treasury stock method, reverse treasury stock method or if-converted method, as applicable, or (2) the two-class method. Dilutive common stock equivalents are comprised of warrants, Series A Convertible Voting Preferred Stock, Series X Convertible Preferred Stock, RSUs, PRSUs and options outstanding under the Company’s stock option plans and ESPP, on an as converted basis.
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive stock equivalents outstanding for the period determined using the treasury stock method or if-converted method. Under the two-class method, the net loss attributable to common stockholders is not allocated to the Series A Convertible Voting Preferred Stock or the Series X Convertible Preferred Stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses. In loss periods, basic and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.
In accordance with ASC 260, if a company had a discontinued operation, the company uses income (loss) from continuing operations as its control number to determine whether potential common shares are dilutive or anti-dilutive for purposes of reporting income (loss) per share from discontinued operations.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of basic and diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three and Six Months Ended June 30,
	2024	2023
Common stock warrants	866	866
Series X Convertible Preferred Stock	1,052,236	1,052,236
Common stock options, RSUs and PRSUs issued and outstanding	800,148	659,469
Total	1,853,250	1,712,571
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
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
June 30, 2024
Assets:
Cash and money market accounts	$164,369	$164,369	$—	$—
Total assets at fair value	$164,369	$164,369	$—	$—

December 31, 2023
Assets:
Cash and money market accounts	$35,778	$35,778	$—	$—
Total assets at fair value	$35,778	$35,778	$—	$—
4. STOCKHOLDERS’ EQUITY
Reverse Stock Split
On April 23, 2024, the Company effected the Reverse Stock Split of its shares of common stock and decreased its authorized number of shares of common stock from 200,000,000 shares to 20,000,000 shares.
All references in this Quarterly Report on Form 10-Q to number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Reverse Stock Split on a retroactive basis.
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement, or the Sales Agreement, entered into on November 8, 2018 with Cantor Fitzgerald & Co, or Cantor. During the six months ended June 30, 2024, the Company sold zero shares of its common stock under the Sales Agreement. During the six months ended June 30, 2023, the Company sold 310,983 shares of its common stock under the Sales Agreement for net proceeds of approximately $8.7 million after deducting placement agent fees. The Company has not sold shares of its common stock under the Sales Agreement since July 2023. The Company will not be able to sell shares of its common stock under the Sales Agreement until April 16, 2025, due to the loss of its Form S-3 eligibility for primary and secondary offerings. As of June 30, 2024, the remaining capacity under the Sales Agreement is $37.1 million.
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
2024 Private Placement
On April 23, 2024, the Company entered into a securities purchase agreement, or the Securities Purchase Agreement, with certain institutional and other accredited investors, or the Purchasers, pursuant to which the Company issued and sold, in a private placement, or the Private Placement, 240,000 shares of Series A Convertible Voting Preferred Stock, par value $0.0001 per share, or the Series A Convertible Preferred Stock, at a purchase price of $1,000 per share. The closing of the Private Placement took place on April 24, 2024, and the Company received total gross proceeds of $240.0 million. The Company received total net proceeds of approximately $239.2 million, after deducting issuance costs payable by the Company.
Preferred Stock
Under the Company's Amended and Restated Certificate of Incorporation, as amended, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at June 30, 2024.
Series A Convertible Preferred Stock
In April 2024 the Company designated 240,000 shares of preferred stock as Series A Convertible Preferred Stock with a par value of $0.0001 per share.
The specific terms of the Series A Convertible Preferred Stock are as follows:
Conversion: The Series A Convertible Preferred Stock will not become convertible until the Company’s stockholders approve (i) the issuance of all common stock issuable upon conversion of the Series A Convertible Preferred Stock, or the Series A Conversion Shares, and (ii) an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock to enable the issuance or reservation for issuance, or the Stockholder Approval. Prior to Stockholder Approval, the Series A Convertible Preferred Stock is not convertible.
Following Stockholder Approval, a portion of the Series A Convertible Preferred Stock shall automatically convert into common stock, at the conversion price of $14.20 per share, subject to certain beneficial ownership limitations discussed below. This is equivalent to a conversion ratio of 70 shares of common stock per share of Series A Convertible Preferred Stock. Holders are not permitted to convert Series A Convertible Preferred Stock into common stock if, after conversion, the holder, its affiliates, and any other person whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after the conversion, or the Beneficial Ownership Limitation.
Dividends: Holders of Series A Convertible Preferred Stock are not entitled to receive any dividends except to the extent that dividends are paid on the Company’s common stock. If dividends are paid on shares of common stock, holders of Series A Convertible Preferred Stock are entitled to participate in such dividends on an as-if-converted basis.

Liquidation: Prior to Stockholder Approval, upon the liquidation, dissolution, or winding up of the Company, or deemed liquidation event, each holder of Series A Convertible Preferred Stock will be entitled to an amount in cash per share equal to three (3) times the original purchase price per share together with any dividends declared but unpaid. If upon any such deemed liquidation event, the assets of the Company available for distribution to its stockholders are insufficient to pay the holders of Series A Convertible Preferred Stock, the holders of Series A Convertible Preferred Stock shall share the assets available for distribution pro rata based on the number of shares held by each holder. The remaining assets of the Company available for distribution to its stockholders or, in the case of a Deemed Liquidation Event, the consideration not payable to the holders of Series A Convertible Preferred Stock, shall be distributed among the holders of Series A Convertible Preferred Stock, Series X Convertible Preferred Stock and common stock, pro rata based on the number of shares held by each such holder.
Following the Stockholder Approval, upon the liquidation, dissolution, or winding up of the Company, each holder of Series A Convertible Preferred Stock will participate pari passu with any distribution of proceeds to holders of Series X Convertible Preferred Stock and common stock.
Voting: Holders of the Series A Convertible Preferred Stock are entitled to vote together with the holders of common stock on an as-if-converted basis on all matters submitted to a vote of stockholders, with the exception that the holders of the Series A Convertible Preferred Stock are not entitled to vote together with the common stock on the Stockholder Approval, subject to the Beneficial Ownership Limitation and, prior to the Stockholder Approval, the Cap (as defined below). The “Cap” is equal to the number of shares of common stock equal to 19.9% of the Company’s outstanding Common Stock on April 23, 2024 (or 907,778 shares of common stock), with each holder of Series A Preferred Stock being able to vote the number of shares of Series A Preferred Stock held by it relative to the total number of shares of Series A Preferred Stock then outstanding, multiplied by the Cap.
Protective Covenants: So long as at least 20% of Series A Convertible Preferred Stock remains outstanding, neither the Company nor any of its subsidiaries shall take any of the following actions without the consent of the holders of a majority of the then outstanding Series A Convertible Preferred Stock: (i) amend or waive any provisions of their respective organizational documents in a manner that adversely and disproportionately affects the rights, preferences, privileges or power of the shares of the Series A Convertible Preferred Stock; (ii) issue additional equity securities that have any right to payment senior to or pari passu with the Series A Convertible Preferred Stock; (iii) pay any dividends on the Series A Convertible Preferred Stock, Series X Convertible Preferred Stock, common stock, or any equity securities junior to or pari passu with the Series A Convertible Preferred Stock or repurchase any equity interests; and (iv) incur additional indebtedness in excess of $0.5 million. Such protective provisions shall terminate upon receipt of Stockholder Approval.
The Company evaluated the Series A Convertible Preferred Stock for liability or equity classification under ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment is appropriate as it does not meet the criteria for liability accounting. As of June 30, 2024, the Company has an obligation to redeem the shares of Series A Convertible Preferred Stock at three (3) times the original purchase price of $1,000 per share if certain deemed liquidation events were to occur that are not within the control of the Company. However, the Company concluded that any deemed liquidation event is within the control of the Company and therefore the Series A Convertible Preferred Stock is classified as permanent equity.
The Company believes a deemed liquidation event is not probable as of June 30, 2024; therefore, the Series A Convertible Preferred Stock has not been re-measured to its redemption value. As of June 30, 2024, there has been no change to the initial carrying amount of the Series A Convertible Preferred Stock.
Series X Convertible Preferred Stock
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share.
On August 12, 2020, at the request of certain holders, 52,241 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 26,120 shares of the Company’s common stock. As of June 30, 2024 and December 31, 2023, shares of preferred stock designated as Series X Convertible Preferred Stock totaled 4,947,759.

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
Common Stock
The Company had 20,000,000 shares of common stock authorized as of June 30, 2024. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Warrants
As of June 30, 2024 and December 31, 2023, warrants to purchase 866 shares of the Company’s common stock were outstanding with a weighted average exercise price of $230.95 per share.
The warrants had no intrinsic value at June 30, 2024 and December 31, 2023. The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	June 30, 2024	December 31, 2023
Common stock warrants	866	866
Series X Convertible Preferred Stock	1,052,236	1,052,236
Common stock options, RSUs and PRSUs issued and outstanding	800,148	638,037
Authorized for future stock awards	156,472	170,783
Awards available under the ESPP	67,089	49,623
Total	2,076,811	1,911,545

5. EQUITY INCENTIVE PLANS
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
2015 Employee Stock Purchase Plan
In March 2015, the Company’s board of directors and stockholders approved and adopted the ESPP. The number of shares of stock available for issuance under the ESPP will be automatically increased each January 1 by the lesser of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 24,516 shares, or (iii) such lesser number as determined by the Company’s board of directors.
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation.
During the six months ended June 30, 2024 and 2023, 7,050 shares and 8,060 shares, respectively, were issued pursuant to the ESPP. As of June 30, 2024, total unrecognized compensation expense related to the ESPP was $0.1 million and is expected to be recognized over approximately 0.7 years.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the six months ended June 30, 2024:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	104,886	$22.83
RSUs and PRSUs granted	61,560	13.60
RSUs and PRSUs vested	(34,661)	20.30
RSUs and PRSUs canceled	(11,511)	28.47
Outstanding at June 30, 2024	120,274	$18.29
The weighted-average grant date fair value of RSUs and PRSUs granted by the Company during the six months ended June 30, 2023 was $20.20 per share. The total fair value of RSUs and PRSUs vested during the six months ended June 30, 2024 and 2023 was approximately $0.7 million and $0.3 million, respectively.
At June 30, 2024, estimated unrecognized compensation expense related to RSUs and PRSUs granted was approximately $1.7 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	533,151	$44.61	6.72	$57
Options granted	190,644	13.56
Options exercised	—	—
Options canceled	(43,921)	30.88
Outstanding at June 30, 2024	679,874	$36.79	6.90	$13
Vested and expected to vest at June 30, 2024	679,874	$36.79	6.90	$13
Exercisable at June 30, 2024	403,970	$50.52	5.50	$13
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the six months ended June 30, 2024 and 2023 was $9.72 and $14.50 per share, respectively.
As of June 30, 2024, total unrecognized share-based compensation expense related to unvested stock options was approximately $3.1 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.2 years.
Stock-based compensation expense recognized for RSUs, PRSUs, stock options, and the ESPP has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock compensation expense:
Research and development	$297	$229	$524	$422
Selling, general and administrative	330	362	743	635
Stock compensation expense from continuing operations	627	591	1,267	1,057
Stock compensation expense from discontinued operations	76	204	231	378
Total stock compensation expense	$703	$795	$1,498	$1,435
6. SIGNIFICANT AGREEMENTS AND CONTRACTS
Janssen License Agreement
On April 23, 2024, the Company and Janssen entered into a license and technology transfer agreement, or the Janssen License Agreement, which effectively terminated the Janssen Collaboration Agreement, including the license granted by the Company to Janssen.
Under the Janssen License Agreement, the Company also assumed responsibility for further clinical development, manufacture, registration and commercialization of DFCs based on the Company’s Cloudbreak platform for the prevention and treatment of influenza, including CD388 and products or compounds containing CD388. Janssen granted the Company an exclusive, worldwide, fee-bearing royalty-free license for certain Janssen-controller technology to develop, manufacture, and commercialize compounds and products, including CD388. Janssen agreed to (i) transfer and disclose to the Company certain Janssen-controlled know-how related to CD388, including manufacturing know-how, data and documentation, (ii) transfer all existing quantities of CD388 clinical materials, and (iii) transfer the cell banks used by or on behalf of Janssen for the production of CD388.

The Company paid Janssen an upfront payment of $85.0 million on April 24, 2024. The Company is also obligated to pay Janssen up to $150.0 million in development and regulatory milestone payments with respect to CD388 and up to $455.0 million in commercialization milestone payments with respect to CD388. The Company has no obligation to pay any royalties to Janssen for future sales of any commercialized CD388 product.
As the Company had an existing revenue contract with Janssen, or the Janssen Collaboration Agreement, the Company considered the contract modification and consideration payable to a customer guidance in ASC 606. The Company determined this bundled arrangement would be accounted for as a termination of the existing revenue contract and the creation of a new arrangement. No amounts paid or payable to Janssen were recorded against revenue as the consideration payable to Janssen does not exceed the fair value of the distinct assets acquired in the Janssen License Agreement.
In accordance with authoritative guidance, the Company was determined to be the accounting acquirer and substantially all of the fair value of the gross assets acquired is concentrated in the IPR&D of CD388. The reacquired license to develop, manufacture, and commercialize activities of CD388 is part of the acquired IPR&D. The transaction was accounted for as an asset acquisition. The acquired IPR&D did not have an alternative future use as of the acquisition date. Therefore the initial purchase price of $85.4 million, inclusive of $0.4 million in direct transaction costs, was expensed as of the acquisition date as acquired IPR&D in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024.
Prior to the acquisition, the Company had $0.5 million in contract liabilities related to deferred revenue balances and unearned cancelled performance obligations associated with the Janssen Collaboration Agreement. The settlement of the preexisting contract liabilities was recorded as an offset to the Janssen License Agreement’s initial purchase price resulting in $84.9 million expensed as acquired IPR&D in condensed consolidated statements of operations and comprehensive loss.
The Company’s contingent future obligation to pay Janssen up to $150.0 million in development and regulatory milestone payments with respect to CD388 and up to $455.0 million in commercialization milestone payments with respect to CD388 will be recognized if and when the contingency is resolved and the consideration is paid or becomes payable.
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
Collaboration. The Company and Janssen collaborated in the research, preclinical development and early clinical development of CD388 or another mutually-agreed influenza DFC development candidate, or, in each case, the Development Candidate, under a mutually-agreed R&D plan, or the Research Plan, with the objective of advancing such Development Candidate through the completion of mutually-agreed Phase 1 clinical trials and the first Phase 2 clinical trial, or Phase 2 Study. The Company was responsible for performing, or having performed, all investigational new drug application, or IND, -enabling studies and clinical trials under the Research Plan, and the Company was the IND holder for the Research Plan clinical trials. Both parties were responsible for conducting certain specified CMC development activities under the Research Plan. Janssen was solely responsible, and reimbursed the Company, for internal full-time equivalent and out-of-pocket costs incurred by the Company in performing Research Plan activities in accordance with a mutually-agreed budget.
In September 2023, Janssen delivered its Election to Proceed Notice for CD388, whereby Janssen assumed the future development, manufacturing and commercialization activities of CD388 under the Janssen Collaboration Agreement. The Company continued to work in collaboration with Janssen to complete the Phase 1 and Phase 2a clinical trials and was reimbursed for all ongoing development activities by Janssen as per the Janssen Collaboration Agreement. Following Janssen’s Election to Proceed Notice, Janssen was obligated at its sole expense to diligently continue development and commercialization.
Licenses. Upon the effectiveness of the Janssen Collaboration Agreement, the Company granted Janssen an exclusive, worldwide, royalty-bearing license to develop, register and commercialize Products, subject to the Company’s retained right to conduct Research Plan activities as described above.

Non-Compete Covenant. The Company covenanted that, except for the performance of Research Plan activities, from the effectiveness of the Janssen Collaboration Agreement until the fifth anniversary of the completion of all Research Plan activities and the Company’s delivery to Janssen of all Research Plan deliverables, the Company and its affiliates will not directly or indirectly (including through any third-party contractor or through or in collaboration with any third-party licensee) develop, file any IND or application for marketing approval for, or commercialize any DFC that binds influenza or influenza viral proteins at therapeutic levels, except that the Company has the right to conduct limited internal research of such DFCs for the purposes of generating data to support patent filings and improving and further developing the Company’s DFC technology more broadly. The Company’s non-compete covenant described above does not apply to any DFC that demonstrates high specificity for a virus other than the influenza virus and does not possess significant activity against the influenza virus.
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
Termination. The Janssen Collaboration Agreement was terminated upon the effectiveness of the Janssen License Agreement on April 24, 2024, and all potential future milestone payments and royalties were forfeited by the Company.
Revenue Recognition
Prior to the Janssen Collaboration Agreement termination on April 24, 2024, the Company determined the transaction price is equal to the up-front fee of $27.0 million, plus the R&D funding of $47.8 million, plus milestones achieved of $10.0 million. The transaction price included the total estimated costs related to R&D and clinical supply services. No revenue was reversed due to the change in transaction price as revenue is recognized based on actual amounts billed. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the R&D efforts and costs for manufacturing clinical supplies.
A description of the distinct performance obligations identified under the Janssen Collaboration Agreement, as well as the amount of revenue allocated to each distinct performance obligation, was as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represented a distinct performance obligation. The license and associated know-how was transferred to Janssen in May 2021, therefore the Company recognized the revenue related to this performance obligation in the amount of $26.8 million in May 2021 as collaboration revenue in its condensed consolidated statements of operations and comprehensive loss.
Research and Development Services. The R&D services performed represents a distinct performance obligation. The Company recognized revenue based on actual amounts incurred as the underlying services were provided and billed at fair value.
Clinical Supply Services. The Company’s initial obligation to supply drug supply for ongoing development represents a distinct performance obligation. The Company recognized revenue based on actual amounts incurred as the underlying services were provided and billed at fair value.
Milestone Payments. In March 2022 and September 2023, the Company achieved milestones of $3.0 million and $7.0 million, respectively, under the Janssen Collaboration Agreement that the Company deemed to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue was recognized based on the progress of these performance obligations, the unrecognized portion was recorded as contract liabilities in prior reporting period ends and was expected to be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones in May 2022 and September 2023, respectively.
Royalties. As the license was deemed to be the predominant item to which sales-based royalties related, the Company recognized royalty revenue when the related sales occurred. No royalty revenue was recognized during the three and six months ended June 30, 2024 and 2023.

Contract Liabilities
The following table presents a summary of the activity in the Company’s contract liabilities pertaining to the Janssen Collaboration Agreement during the six months ended June 30, 2024 (in thousands):

Opening balance, December 31, 2023	$430
Revenue from performance obligations satisfied during reporting period	(370)
Gain on settlement of unsatisfied performance obligations	(60)
Closing balance, June 30, 2024	$—
As of June 30, 2024, the aggregate transaction price allocated to performance obligations that are unsatisfied is zero under the Janssen Collaboration Agreement.
As of June 30, 2024, the Company recorded no accounts receivable associated with the Janssen Collaboration Agreement. As of December 31, 2023, the Company recorded $1.9 million in accounts receivable associated with the Janssen Collaboration Agreement.
The following table presents our collaboration revenue under the Janssen Collaboration Agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from Janssen Collaboration Agreement:
Over Time:
Research and Development Services	$302	$4,904	$1,273	$10,732
Clinical Supply Services	—	186	2	578
Total Revenue from Janssen Collaboration Agreement	$302	$5,090	$1,275	$11,310
7. COMMITMENTS AND CONTINGENCIES
Finance Lease Obligations
The Company has a finance lease for lab equipment which was entered into in November 2023. The finance lease has a term of 36 months, monthly lease payments of $25,009, and an option to purchase the lab equipment for $1 at the end of the finance lease term. As of June 30, 2024, the Company was reasonably certain that it would exercise the option to purchase the lab equipment at the end of the finance lease term. The useful life of the lab equipment is estimated to be 10 years. The rate implicit to the finance lease used in measuring the Company’s finance lease liability was 8.0%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance lease as of June 30, 2024 (in thousands):

2024	$150
2025	300
2026	300
2027	25
Total undiscounted finance lease payments	775
Less: Imputed interest	(76)
Present value of finance lease payments	$699
The balance sheet classification of the Company’s finance lease is as follows (in thousands):

Balance Sheet Classification:
Finance lease right-of-use asset	$788
Accumulated amortization	(46)
Net finance lease right-of-use asset	$742

Current portion of finance lease liability	$254
Long-term finance lease liability	445
Total finance lease liabilities	$699

As of June 30, 2024, the weighted average remaining finance lease term was 2.6 years.
Cash paid for amounts included in the measurement of finance lease liabilities was $0.1 million for the six months ended June 30, 2024.
Finance lease costs were immaterial for the six months ended June 30, 2024.
Operating Lease Obligations
The Company has an operating lease for laboratory and office space in San Diego, California which was entered into in June 2014. Amendments for additional space were entered into in February 2015, March 2015 and August 2015. On April 20, 2023, the Company entered into a seventh amendment to its operating lease with Nancy Ridge Technology Center, L.P. which extended the term of the operating lease by an additional 36 months and increases the base rent to $133,371 per month effective January 1, 2024, subject to 4% increases every January. The operating lease expires on December 31, 2026 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. As of June 30, 2024, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total operating lease term for accounting purposes. The incremental borrowing rate used in measuring the Company’s operating lease liability was 12.0%.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating lease as of June 30, 2024 (in thousands):

2024	$800
2025	1,665
2026	1,731
Total undiscounted operating lease payments	4,196
Less: Imputed interest	(595)
Present value of operating lease payments	$3,601
The balance sheet classification of the Company’s operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$3,321

Current portion of operating lease liability	$1,268
Long-term operating lease liability	2,333
Total operating lease liabilities	$3,601
As of June 30, 2024, the weighted average remaining operating lease term was 2.5 years.
Cash paid for amounts included in the measurement of operating lease liabilities was $0.8 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.
Operating lease costs were $0.9 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. These costs are primarily related to the Company’s operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for R&D activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
8. INCOME TAXES
The Company estimates an annual effective income tax rate based on projected results for the year and applied the rate to net income or (loss) before taxes to calculate income tax expense or (benefit). When applicable, the income tax provision also includes adjustments for discrete tax items. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period. For the three and six months ended June 30, 2024 the Company recognized no income tax expense, and income tax expense recognized for the three and six months ended June 30, 2023 was immaterial.

9. DISCONTINUED OPERATIONS
On April 24, 2024, the Company and Napp, entered into the Napp Purchase Agreement, pursuant to which the Company sold to Napp, effective as of April 24, 2024, the following:
•all of the Company’s rezafungin assets, including all of the Company’s right to receive future milestones and royalties under the Melinta License Agreement and the Mundipharma Collaboration Agreement,
•all rezafungin intellectual property rights, including patents and know-how, all product data, regulatory approvals and documentation,
•rezafungin and comparator inventory,
•specified prepaid assets and specified contracts, in exchange for Napp’s assumption of certain liabilities of the rezafungin business, including the ongoing costs of the ReSPECT Phase 3 clinical trial and the ReSTORE Phase 3 clinical trial in China and the Company’s obligations from and after closing under the Melinta License Agreement,
•the Commercial Supply Agreement dated January 23, 2023 between the Company and Melinta, and
•the Commercial Supply Agreement, dated December 12, 2022 between the Company and Mundipharma, or the Mundipharma Commercial Supply Agreement.
No Company employees were transferred to Napp.
The Company, Napp and Mundipharma also entered into an Assignment and Novation Agreement to transfer the Mundipharma Collaboration Agreement and Mundipharma Commercial Supply Agreement from the Company to Napp, or the Novation Agreement. In the Novation Agreement, Mundipharma agreed to forgive the Company’s obligation to refund a $11.1 million development milestone advance due as of December 31, 2024, net of royalties, to Mundipharma under the Mundipharma Collaboration Agreement, provided that (a) the Company performs its obligation to provide carryover services under a Transition Services Agreement with Napp, or the TSA, for a period of 45 days following the closing, (b) the Company delivers all of the purchased assets, including product know-how and product-data, in accordance with the Napp Purchase Agreement and a know-how transfer plan delivered in connection with the Napp Purchase Agreement and (c) the Company performs its obligation to provide other services in accordance with the TSA for 75 days following the closing. If such conditions are not met, the Company will be obligated to refund the development milestone advance, net of royalties, within 10 business days of the date on which it is determined that the conditions for forgiveness were not satisfied. On July 18, 2024, the Company received a notice of satisfaction from Mundipharma that it had completed the required performance obligations under the TSA and, accordingly, the $11.1 million development milestone advance previously made to the Company, and reimbursable to Mundipharma, was forgiven by Mundipharma.
In connection with the Napp Purchase Agreement and as a condition to entering into the Napp Purchase Agreement, the Company entered into an amendment, dated April 23, 2024, to the Melinta License Agreement that, among other changes, modified the future regulatory milestones payable upon receipt of marketing approval of the current rezafungin acetate product. The Melinta License Agreement, as amended, was assigned and novated to Napp at the closing of the asset sale.
The action to divest rezafungin was taken because of the Company’s strategy to streamline its portfolio and focus on the Cloudbreak platform and other financial considerations.
The Company has determined that the sale of rezafungin represents a strategic shift that had a major effect on its result of operations. Rezafungin met the criteria to be reported as discontinued operations in the period ended June 30, 2024. The Company has separately reported the financial results of rezafungin as discontinued operations in the condensed consolidated statements of operations and comprehensive loss for all periods presented.

Assets and liabilities classified as discontinued operations in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 consist of the following:

	June 30, 2024	December 31, 2023
(In thousands)
Carrying amount of major assets included as part of discontinued operations:
Current assets:
Accounts receivable	$—	$2,171
Inventory	—	6,097
Prepaid expenses and other current assets	—	1,022
Current assets from discontinued operations	—	9,290
Noncurrent assets:
Other assets	—	934
Noncurrent assets from discontinued operations	—	934
Total assets from discontinued operations	$—	$10,224

Carrying amount of major liabilities included as part of discontinued operations:
Current liabilities:
Current contract liabilities	11	24,665
Current liabilities from discontinued operations	11	24,665
Noncurrent liabilities:
Long-term contract liabilities	—	4,245
Noncurrent liabilities from discontinued operations	—	4,245
Total liabilities from discontinued operations	$11	$28,910
Inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$—	$2,691
Work-in-process	—	3,406
Total inventory	$—	$6,097
The Company’s capitalized inventory consisted of costs incurred subsequent to FDA approval of REZZAYO in March 2023. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to R&D expense in the period incurred. There were no inventory write downs during the six months ended June 30, 2024.

The results of operations from discontinued operations during the three and six months ended June 30, 2024 and 2023 have been reflected as income (loss) from discontinued operations, net of income taxes in the condensed consolidated statements of operations and comprehensive loss and consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Major line items constituting pretax income (loss) of discontinued operations
Revenues:
Total revenues	$21,762	$2,407	$29,252	$22,294
Operating expenses:
Cost of product revenue	7,467	—	9,030	—
Research and development	4,440	8,899	10,114	18,058
Selling, general and administrative	5,055	858	7,457	1,662
Total operating expenses	16,962	9,757	26,601	19,720
Income (loss) from operations	4,800	(7,350)	2,651	2,574
Other expense, net:
Loss on disposal of discontinued operations	(1,799)	—	(1,799)	—
Total other expense, net	(1,799)	—	(1,799)	—
Income (loss) from discontinued operations before income tax expense	3,001	(7,350)	852	2,574
Income tax expense	—	(109)	—	(109)
Income (loss) from discontinued operations, net of income taxes	$3,001	$(7,459)	$852	$2,465
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The total net cash used in operating activities from discontinued operations was $17.6 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively. There were no investing or financing activities from discontinued operations for the six months ended June 30, 2024 and 2023.
Napp Purchase Agreement
In connection with the execution of the Napp Purchase Agreement, the Company modified its existing collaboration and license arrangements and Commercial Supply Agreements with Mundipharma and Melinta. As a result of the modified revenue contracts and the termination of these revenue arrangements, the Company concluded the Napp Purchase Agreement and the other aforementioned arrangements represented a bundled arrangement with a single commercial objective that required assessment under the guidance for revenue recognition. As a result, the Company identified the distinct performance obligations within the arrangements (including whether the distinct performance obligations were within the scope of ASC 606), determined the transaction price and the standalone selling prices of the distinct performance obligations, and allocated the transaction price using the relative standalone selling price method to the distinct performance obligations.
Revenue Recognition
On April 24, 2024, as of the execution date of the Napp Purchase Agreement (and all other other bundled arrangements), the Company determined the transaction price is equal to $21.2 million for the sale of all rezafungin assets, including the Company’s right to receive future milestones and royalties from Mundipharma and Melinta, all rezafungin intellectual property rights, including patents and know-how, rezafungin and comparator inventory, specified prepaid assets, the Commercial Supply Agreements with Melinta and Mundipharma, and certain transition services. The transaction price includes the forgiveness of $25.3 million in contract liabilities (inclusive of the $11.1 million development milestone advance) and $0.6 million for the transition services agreement. The Company paid $2.1 million to Napp and forgave $2.6 million in accounts receivable, both of which are included as a reduction to the transaction price.
The $21.2 million transaction price was allocated to the distinct performance obligations on the basis of their respective relative standalone selling prices.
All Rezafungin assets. The Company transferred all rezafungin assets, including all rezafungin intellectual property rights, including patents and know-how, rezafungin and comparator inventory in April 2024 at a point in time. Therefore, the Company recognized the revenue related to this bundled performance obligations in the amount of $20.8 million as revenue in the results from operations from discontinued operations.

Specified Prepaid Assets and Contracts. The Company transferred specified prepaid and contracts in April 2024 at a point in time. The nature of the assets transferred were determined to be outside the scope of ASC 606 and therefore, the $0.3 million was recorded as part of the loss on disposal of discontinued operations.
Transition Services. The Company performed its services under the TSA over the initial 76-day period subsequent to the effective date of the Napp Purchase Agreement. In connection with the carryover services provided after the sale of rezafungin, the Company recognized $0.1 million as revenue in the results of operations from discontinued operations during the three and six months ended June 30, 2024. The Company's costs to provide the TSA services predominantly relate to employee labor costs which are reported within R&D and SG&A expenses within the results of operations from discontinued operations during the three and six months ended June 30, 2024. The remaining unsatisfied performance obligation as of June 30, 2024 was immaterial.
Mundipharma Collaboration Agreement
On September 3, 2019, the Company entered into the Mundipharma Collaboration Agreement with Mundipharma, a related party, for a strategic collaboration to develop and commercialize rezafungin in an intravenous formulation, or the Mundipharma Licensed Product, for the treatment and prevention of invasive fungal infections.
Collaboration. Under the Mundipharma Collaboration Agreement, the Company was responsible for leading the conduct of an agreed global development plan, or the Global Development Plan, that included the Phase 3 pivotal clinical trial of the Mundipharma Licensed Product for the treatment of candidemia and/or invasive candidiasis, or the ReSTORE Trial, and the Phase 3 pivotal clinical trial of the Mundipharma Licensed Product for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients, or the ReSPECT Trial, as well as specified GLP-compliant non‑clinical studies and chemistry, manufacturing and controls, or CMC, development activities for the Mundipharma Licensed Product. Mundipharma was responsible for performing all development activities, other than Global Development Plan activities, that were necessary to obtain and maintain regulatory approvals for the Mundipharma Licensed Product outside of the U.S. and Japan, or the Mundipharma Territory, at Mundipharma’s sole cost.
Licenses. Pursuant to the Mundipharma Collaboration Agreement, the Company granted Mundipharma an exclusive, royalty‑bearing license to develop, register and commercialize the Mundipharma Licensed Product in the Mundipharma Territory, subject to the Company’s retained right in Japan before the Mundipharma Collaboration Agreement was terminated.
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
Until the seventh anniversary of the first commercial sale of the Mundipharma Licensed Product in the Mundipharma Territory, each party granted the other party an exclusive, time-limited right of first negotiation to obtain a license to any anti-fungal product (other than Mundipharma Licensed Product, Subcutaneous Product and Other Products) that such party proposes to out-license in the other party’s territory.
Financial Terms. As of the execution of the Mundipharma Collaboration Agreement, the parties agreed to share equally (50/50) the costs of Global Development Plan activities, or Global Development Costs, subject to a cap on Mundipharma’s Global Development Cost share of $31.2 million. The total potential transaction value was $568.4 million, including an equity investment, an up-front payment, global development funding, and certain development, regulatory, and commercial milestones. The Company was also eligible to receive double-digit royalties in the teens on tiers of annual net sales.
Termination. The Mundipharma Collaboration Agreement was terminated upon the effectiveness of the assignment to Napp on April 24, 2024.
Revenue Recognition
Prior to the Mundipharma Collaboration Agreement termination on April 24, 2024, the Company determined the transaction price was equal to the up-front fee of $30.0 million, plus the R&D funding of $31.2 million, plus milestones achieved of $27.9 million. The common stock issued pursuant to the Mundipharma Stock Purchase Agreement was determined to be issued at fair market value after applying a lack of marketability discount as Mundipharma received restricted shares. Therefore, no additional premium or discount was allocated to the transaction price of the Mundipharma Collaboration Agreement for the share issuance.

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
A description of the distinct performance obligations identified under the Mundipharma Collaboration Agreement, as well as the amount of revenue allocated to each distinct performance obligation, was as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represented a distinct performance obligation. The license and associated know-how was transferred to Mundipharma during September 2019, therefore the Company recognized the revenue related to this performance obligation in the amount of $17.9 million in September 2019 as collaboration revenue in its condensed consolidated statements of operations and comprehensive loss.
Research and Development Services. The Company and Mundipharma shared equally in the costs of ongoing rezafungin clinical development in the Mundipharma Territory up to the specified cap, which represented a distinct performance obligation. The Company recorded these cost-sharing payments due from Mundipharma as collaboration revenue. The Company concluded that progress towards completion of the performance obligation related to the R&D services was best measured in an amount proportional to the R&D expenses incurred and the total estimated R&D expenses.
Clinical Supply Services. The Company’s initial obligation to supply rezafungin for ongoing clinical development in the Mundipharma Territory represented a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services was best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services.
Milestone Payments. In November 2020, the Company achieved a $11.1 million milestone under the Mundipharma Collaboration Agreement, which was previously recorded as current contract liabilities as of December 31, 2023 because the rights to consideration were expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma was entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma had not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company would have been obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. As of June 30, 2024, the Company expected the full amount to be forgiven as part of the rezafungin asset sale and included $11.1 million in the transaction price of the Napp Purchase Agreement. In December 2021, August 2022, December 2023 and January 2024, the Company achieved milestones of $2.8 million, $11.1 million, $11.1 million and $2.8 million, respectively, under the Mundipharma Collaboration Agreement that the Company deemed to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue was recognized based on the progress of these performance obligations, the unrecognized portion was recorded as contract liabilities at the reporting period end and was recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones in January 2022, September 2022, February 2024 and April 2024, respectively.
Royalties. As the license was deemed to be the predominant item to which sales-based royalties related, the Company recognized royalty revenue when the related sales occurred. Royalty revenue recognized during the three and six months ended June 30, 2024 was immaterial. No royalty revenue was recognized during the three and six months ended June 30, 2023.
Melinta License Agreement
On July 26, 2022, the Company entered into the Melinta License Agreement with Melinta under which the Company granted Melinta an exclusive license to develop and commercialize products that contained or incorporated rezafungin, or the Melinta Licensed Product, in the U.S., or the Melinta Territory.
Licenses. Pursuant to the Melinta License Agreement, the Company granted Melinta an exclusive, royalty‑bearing license (including the right to sublicense through multiple tiers), to develop, register and commercialize the Melinta Licensed Product for all uses in humans and non-human animals in the Melinta Territory, subject to the Company’s retained right, as described below.

Non-Compete Covenant. Until the fifth anniversary of the first commercial sale of the first Melinta Licensed Product in the Melinta Territory, neither the Company nor Melinta, nor any of their respective majority-owned subsidiaries could, directly or indirectly, itself or in collaboration with any third party, developed, manufactured for development or commercialization, or commercialized any product in the echinocandin class of drugs in the Melinta Territory without the other party’s prior written consent, subject to certain provisions in connection with a change of control of a party.
Commercialization. Melinta was solely responsible for the commercialization of rezafungin in the Melinta Territory, at its sole expense.
Continued Development and Regulatory Activities. The Company was responsible, at its sole expense, for conducting an agreed upon development plan, or the Melinta Development Plan, that included, among other activities, (a) completion of the ReSPECT Phase 3 pivotal clinical trial for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients, or the Prophylaxis Indication, (b) preparation and submission to the FDA of a supplemental new drug application, or sNDA, for the Melinta Licensed Product in the Prophylaxis Indication, (c) site close-out activity worldwide (outside of China) for the ReSTORE Phase 3 pivotal clinical trial for the treatment of candidemia and invasive candidiasis, or the Treatment Indication, (d) certain nonclinical studies and other nonclinical activities, (e) certain CMC activities for the Melinta Licensed Product, and (f) all other development activities that were required by the FDA to obtain marketing approval of the Melinta Licensed Product in the Treatment Indication and the Prophylaxis Indication in the Melinta Territory.
The Company remained the holder of the rezafungin IND and new drug application, or NDA, before the Melinta License Agreement was assigned. Both regulatory applications were to transfer to Melinta on a transfer date determined based on the status of the ReSPECT trial and the associated sNDA for the Prophylaxis Indication, after which Melinta would have been responsible for performing all activities that may have been necessary to maintain NDA approvals for the Melinta Licensed Product in the Treatment Indication and the Prophylaxis Indication in the Melinta Territory, at Melinta’s sole expense, subject to Melinta’s right to deduct from royalties payable to the Company the internal expenses (not to exceed a specified dollar amount per calendar year) and certain out-of-pocket expenses incurred by Melinta.
Supply and Transfer of CMC activities. Until Melinta assumed responsibility for the manufacture and supply of the Melinta Licensed Product for development and commercialization in the Melinta Territory, which it may do by direct purchase from the Company’s contract manufacturing organizations for the Melinta Licensed Product or by having a manufacturing technology transfer to Melinta or its designee performed at Melinta’s sole expense, which, in either case, will be no later than December 31, 2026, the Company was responsible for the manufacture and supply of the Melinta Licensed Product for development and commercialization by Melinta in the Melinta Territory, and during such period, supplied Melinta Licensed Product to Melinta pursuant to the terms of a supply agreement negotiated by the parties.
Financial Terms. Upon execution of the Melinta License Agreement, the total potential transaction value was $460.0 million, including a $30.0 million upfront payment and up to $430.0 million in regulatory and commercial milestone payments. In addition, the Company was eligible to receive tiered royalties on U.S. sales in the low double digits to mid-teens.
Termination. The Melinta License Agreement was terminated upon the effectiveness of the assignment to Napp on April 24, 2024.
Revenue Recognition
Prior to the Melinta License Agreement termination on April 24, 2024, the Company determined the transaction price was equal to the up-front fee of $30.0 million, plus a milestone achieved of $20.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company utilized discounted cash flows and developed assumptions that required judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, costs to continue the R&D efforts and costs for manufacturing clinical supplies.
A description of the distinct performance obligations identified under the Melinta License Agreement, as well as the amount of revenue allocated to each distinct performance obligation, was as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represented a distinct performance obligation. The license and associated know-how was transferred to Melinta in August 2022, therefore the Company recognized the revenue related to this performance obligation in the amount of $25.9 million in August 2022 as collaboration revenue in its condensed consolidated statements of operations and comprehensive loss.

Research and Development Services. The Company was required to provide R&D services, at its sole expense, as described under the Melinta Development Plan, which represented a distinct performance obligation. The Company concluded that progress towards completion of the performance obligation related to the R&D services was best measured in an amount proportional to the R&D expenses incurred and the total estimated R&D expenses.
Clinical Supply Services. The Company’s obligation to supply rezafungin for ongoing clinical development in the Melinta Territory represented a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services was best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services. Revenue related to the clinical supply services performance obligation recognized during the three and six months ended June 30, 2024 was immaterial.
Milestone Payments. In March 2023, the Company achieved a $20.0 million milestone under the Melinta License Agreement that the Company deemed to be tied to all the performance obligations identified in the original agreement. Revenue associated with the milestone has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue was recognized based on the progress of these performance obligations, the unrecognized portion was recorded as contract liabilities at the reporting period end and was recognized as revenue over the remaining progress of these performance obligations. The Company received payment for this milestone in April 2023.
Royalties. As the license was deemed to be the predominant item to which sales-based royalties related, the Company recognized royalty revenue when the related sales occurred. Royalty revenue recognized during the three months ended June 30, 2024 was immaterial and the Company recognized $0.1 million in royalty revenue during the six months ended June 30, 2024 following the commercial launch of REZZAYO by Melinta in the U.S. on July 31, 2023. No royalty revenue was recognized during the three and six months ended June 30, 2023.
Costs to Obtain a Contract with a Customer
The Company incurred costs to a third party to obtain the Melinta License Agreement and capitalized $2.0 million upon execution of the Melinta License Agreement, and capitalized an additional $0.5 million upon achievement of a milestone, in accordance with ASC 340, Other Assets and Deferred Costs. The Company incurred these costs in connection with all the performance obligations identified in the Melinta License Agreement and allocated the capitalized contract costs to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. The expense recognized during the three and six months ended June 30, 2024 was $0.2 million and the expense recognized during the three and six months ended June 30, 2023 was immaterial and $0.5 million, respectively, and is included within the results of operations from discontinued operations. As of June 30, 2024 there was no balance remaining of the asset recognized from costs to obtain the Melinta License Agreement.
Contract Liabilities
The following table presents a summary of the activity in the Company’s contract liabilities pertaining to the Mundipharma Collaboration Agreement and Melinta License Agreement during the six months ended June 30, 2024 (in thousands):

Opening balance, December 31, 2023	$28,910
Payments receivable	11
Revenue from performance obligations satisfied during reporting period	(28,910)
Closing balance, June 30, 2024	$11

Current portion of contract liabilities	$11
Long-term portion of contract liabilities	—
Total contract liabilities, June 30, 2024	$11
As of June 30, 2024, the aggregate transaction price allocated to performance obligations that are unsatisfied is zero under both the Mundipharma Collaboration Agreement and the Melinta License Agreement.
As of June 30, 2024, the Company recorded no accounts receivable associated with the Mundipharma Collaboration Agreement and Melinta License Agreement. As of June 30, 2024, the Company recorded accounts receivable associated with the Napp Purchase Agreement of $2.3 million. As of December 31, 2023, the Company recorded $13.9 million and $0.4 million in accounts receivable associated with the Mundipharma Collaboration Agreement and Melinta License Agreement, respectively.

The following table presents our collaboration revenue disaggregated by collaborator and timing of revenue recognition (in thousands):

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Mundipharma	Melinta	Mundipharma	Melinta
Revenue from Collaboration, License and Purchase Agreements:
Point in Time:
Rezafungin Assets, including Sale of IP and Inventory	$20,833	$—	$20,833	$—
License of Intellectual Property - upon milestone achieved	—	—	813	—
Product Revenue	—	—	2,826	—
Royalty Revenue	11	49	37	125
Over Time:
Research and Development Services	629	140	3,895	457
Clinical Supply Services	9	—	175	—
Transition Services	91	—	91	—
Total Revenue from Collaboration, License and Purchase Agreements	$21,573	$189	$28,670	$582

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Mundipharma	Melinta	Mundipharma	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property - upon milestone achieved	$—	$—	$—	$17,257
Clinical Drug Supply	26	—	26	—
Over Time:
Research and Development Services	1,665	476	3,320	1,451
Clinical Supply Services	240	—	240	—
Total Revenue from Collaboration and License Agreements	$1,931	$476	$3,586	$18,708
10. SUBSEQUENT EVENTS
Stockholder Approval
On July 18, 2024, the Company held its 2024 Annual Meeting of Stockholders where the Company’s stockholders approved various proposals including (i) adoption of a new 2024 Equity Incentive Plan, or the 2024 EIP, (ii) an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of common stock from 20,000,000 shares to 50,000,000 shares, which amendment was filed by the Company with the Secretary of State of the State of Delaware on July 18, 2024 and was effective as of such date, and (iii) for purposes of Nasdaq Listing Rule 5635(b), the issuance of up to 16,800,000 shares of common stock upon conversion of 240,000 shares of Series A Convertible Preferred Stock issued in the Private Placement completed in April 2024.
Issuance of Common Stock
On July 19, 2024, the Company issued 2,469,250 shares of common stock upon automatic conversion of 35,275 shares of Series A Convertible Preferred Stock, subject to the terms and limitations contained in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock, including that shares of Series A Convertible Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% of the Company's outstanding shares of common stock as of the applicable conversion date. The Company had 7,038,241 shares of common stock issued and outstanding immediately following this automatic conversion.

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
Our lead clinical-stage asset is CD388, a DFC intended for influenza prophylaxis, which we discovered and advanced to the clinic under a partnership with J&J Innovative Medicine, previously Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson, or Janssen. To date, we have completed two Phase 1 and one Phase 2a studies of CD388. In 2023, as part of a prioritization of its R&D business, Janssen disclosed its intention to discontinue internal development of multiple product candidates in its infectious disease pipeline, including CD388. Through a competitive process, we reacquired all rights to develop and commercialize CD388 by executing a license and technology transfer agreement with Janssen, or the Janssen License Agreement, in April 2024. Under the terms of the Janssen License Agreement, we received an exclusive, worldwide, fee-bearing but royalty-free license under certain Janssen-controlled technology to develop, manufacture and commercialize Compounds, including CD388.
Concurrent with the CD388 reacquisition, we closed a definitive agreement for the sale of preferred stock in a private placement, or the Private Placement, led by RA Capital Management, with significant participation from Bain Capital Life Sciences, Biotech Value Fund, or BVF, and Canaan Partners. The Private Placement provided $240.0 million in gross proceeds, of which we used $85.0 million to fund the upfront payment under the Janssen License Agreement. The remainder of the gross proceeds of $155.0 million will be utilized to develop CD388 as a universal preventative against seasonal and pandemic influenza A and B, beginning with a Phase 2b study expected to initiate in the fall of 2024. We believe the reacquisition of CD388, along with the capital to advance it through Phase 2b development, is transformational for Cidara and for those who could benefit from a long-acting, universal preventative against known forms of influenza.
In addition, in April 2024 we simultaneously divested rezafungin, our sole non-Cloudbreak asset, to enable us to focus our resources on our core technology. We entered into an Asset Purchase Agreement, or Napp Purchase Agreement, with Napp Pharmaceutical Group Limited, or Napp, an affiliate of Mundipharma Medical Company, or Mundipharma, our licensee for the asset in all territories other than the U.S. and Japan, pursuant to which we sold to Napp all of our rezafungin assets, including our right to receive future milestones and royalties under the License Agreement between us and Melinta Therapeutics, LLC, or Melinta (our U.S. licensee), or the Melinta License Agreement, and the License and Collaboration Agreement between us and Mundipharma, or the Mundipharma Collaboration Agreement. We estimate that we will achieve approximately $128.0 million in cost savings over the patent life of rezafungin.
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
Our lead Cloudbreak candidate for the prevention of influenza is CD388, a highly potent antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza. Our lead oncology DFC is CBO421, a development candidate targeting CD73 for the treatment of solid tumors, received investigational new drug application, or IND, clearance in July 2024.
Cloudbreak Influenza Program (CD388)
We have completed two Phase 1 studies and one Phase 2a study of CD388, our influenza DFC:
•A randomized, double-blind, dose-escalation Phase 1 study to determine the safety, tolerability and pharmacokinetics of intramuscular and subcutaneous administration of CD388 in healthy subjects (NCT05285137);
•A separate Phase 1 Japanese bridging study (NCT05619536); and
•A Phase 2a study (NCT05523089) to evaluate the pre-exposure prophylactic activity of CD388 against influenza.
We intend to initiate a Phase 2b study in the fall of 2024.
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
Final CD388 Phase 1 and Phase 2a Results
On September 21, 2023, we announced efficacy and safety data from our Phase 1 and Phase 2a studies evaluating the pre-exposure prophylactic activity of CD388 against an H3N2 influenza A virus strain.
CD388 was well-tolerated up to 900 milligrams, or mg (maximum dose tested):
In total 114 subjects were dosed in our Phase 1 and Phase 2a studies, 87 dosed subcutaneous, or SQ, and 27 dosed intramuscular, or IM.

Percent of SQ CD388 or Placebo Treatment Related Adverse Events in Phase 1 and Phase 2a studies
	First in Human Study (Phase 1)	Japanese Bridging Study (Phase 1)	Human Challenge Study (Phase 2a)
Dose	CD388 N=9/dose; Placebo N=12	CD388 N=7/dose; Placebo N=6	50mg N=2; 150mg N=28; Placebo N=29
Placebo	33.3	16.7	—
50 mg	62.5	28.6	—
150 mg	12.5	12.5	—
450 mg	—	—	N/A
900 mg	33.3	N/A	N/A
Safety Summary:
•No treatment-emergent serious adverse events, or SAEs, and no discontinuation of study drug or withdrawals due to safety findings.
•No consistent adverse event, or AE, patterns.
•No hypersensitivity reactions.
•Most treatment-emergent adverse events, or TEAEs, were Grade 1 (90%), few Grade 2, all resolved.
•Incidence of TEAE not dose-dependent.
•Few injection site events (pain, IM, route mainly), Grade 1, all resolved spontaneously.
•No clinically relevant electrocardiogram, or ECG, vital signs or physical exam abnormalities.

First in Human - single CD388 dose of 150 mg to 450 mg potentially provides seasonal coverage:
CD388 demonstrated protection in Phase 2a Human Challenge Model:

The Phase 2a prophylactic efficacy results are based on 56 subjects enrolled in the trial, with 28 subjects receiving a single dose of CD388 (150 mg) and 28 subjects receiving a placebo.

	Placebo (n=28)	CD388 150 mg (n=28)	P-value
Quantitative reverse transcriptase polymerase chain reaction, or qRT-PCR, confirmed influenza infection *	14 (50%)	6 (21%)	0.0248
qRT-PCR confirmed symptomatic influenza infection **	9 (32%)	4 (14%)	0.1023
qRT-PCR confirmed moderately to severe symptomatic influenza infection ***	7 (25%)	3 (11%)	0.1477
*RT-PCR-confirmed influenza infection: two quantifiable (≥ lower limit of quantification, or LLOQ) qRT-PCR measurements (reported on two or more independent samples over two days), from Day 1 (pm) up to Day 8 (am).

**RT-PCR-confirmed symptomatic influenza infection: RT-PCR-confirmed influenza infection (two quantifiable (≥LLOQ) qRT-PCR measurements (reported on two or more independent samples over two days)), from Day 1 (pm) up to Day 8 (am), and symptoms ≥2 at a single time point.

***RT-PCR-confirmed moderate to severe symptomatic influenza infection: RT-PCR confirmed influenza infection (two quantifiable (≥LLOQ) qRT-PCR measurements (reported on two or more independent samples over two days)), from Day 1 (pm) up to Day 8 (am), and any symptoms of grade ≥2 at a single time point.

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
Viral culture data from Phase 2a Human Challenge Study confirmed efficacy seen in early analyses:
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

CD388 Phase 2b Study Timeline
We intend to initiate the CD388 Phase 2b study during the upcoming Northern Hemisphere influenza season in the fall of 2024. The Phase 2b study is expected to be a blinded, randomized, controlled trial with single doses of CD388 or placebo administered at the beginning of the influenza season with subjects followed for the entire influenza season to monitor for breakthrough cases of influenza. The primary endpoint of this study will compare the rates of laboratory-confirmed clinical influenza between different single doses of CD388 and placebo over an influenza season. The patient population in this study will be healthy adults who have not received an influenza vaccination for the upcoming season. We are currently targeting 5,000 subjects to be enrolled in a single influenza season in the United States (4,000 subjects to be enrolled) and the United Kingdom (1,000 subjects to be enrolled) with three CD388 dose groups and one placebo group randomized in a 1:1:1:1 ratio. The dosing of the first subject in this Phase 2b study is planned for the fall of 2024 and topline data is expected in the third quarter of 2025. Refer to other risks described in Item 1A. “Risk Factors” of this Quarterly Report.
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
Using Cloudbreak, we seek to develop a new generation of immunotherapies targeting the tumor microenvironment. Our lead oncology DFC candidate, CBO421, is a highly differentiated CD73 inhibitor that combines the strengths of small molecules and monoclonal antibodies targeting CD73. CBO421 targets CD73 in the adenosine pathway, which contributes to immune evasion in solid cancers by flooding the tumor microenvironment with adenosine, a potent immune cell suppressor. The CD73 pathway is clinically validated in early/mid-stage clinical studies to reduce tumor growth in combination with PD-1/ PD-L1 inhibitors in disease areas that do not historically respond to checkpoint inhibition alone, such as triple negative breast cancer, or TNBC, and other solid tumors. As a monotherapy and in combination with PD-1 inhibitors, CBO421 has demonstrated efficacy and formation of immunologic memory in multiple murine tumor models, along with differentiated activity in T-cell reactivation assays and tumor penetration compared with the most advanced CD73 antibody therapeutics in clinical development. CBO421 received IND clearance in July 2024.
Cloudbreak Oncology Pipeline:

CBO421 has potential for augmenting chemotherapy:
CBO421 exhibits potent immune cell reactivation activity:

CBO421 potency in cell-based assays translates to potent in vivo activity:
CBO421 exhibits superior tumor penetration versus the mAb inhibitor, oleclumab:

CBO421 exhibits a second mechanism of action that differentiates it from small molecule CD73 inhibitors:
CBO421 reduces metastasis in mouse models:

CBO421 potentiates chemotherapy in mouse models:
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

Impact of Macroeconomic Conditions
Our business is subject to various trends, events or uncertainties that are reasonably likely to cause our reported financial information not to be necessarily indicative of future operating results or of future financial condition. We may be impacted by broader macroeconomic conditions, including global pandemics, high inflation, bank failures, labor shortages, supply chain disruptions, recession risks, the upcoming presidential election in the U.S. and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions and the active conflicts in the Middle East. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has recently experienced significant decreases in value. This volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance.
Liquidity Overview
We have a limited operating history and the sales and income potential of our business and market are unproven. We have experienced net losses and negative cash flows from operating activities since our inception. As of June 30, 2024, we had an accumulated deficit of $543.0 million. We expect to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.
At June 30, 2024, the Company had cash and cash equivalents of $164.4 million. On April 24, 2024, the Company received total gross proceeds of $240.0 million in the Private Placement (see Note 4), which coupled with the other recent events disclosed in Note 6 and Note 9, provides sufficient liquidity for a period of one year following the date that these condensed consolidated financial statements are issued.
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
FINANCIAL OPERATIONS OVERVIEW
Revenues
We have generated all of our revenues from our strategic partnership with Janssen. In the future, we may generate revenue from a combination of license fees and other upfront payments, other funded R&D agreements, milestone payments, product sales, government and other third-party funding and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of nonclinical, clinical, regulatory and commercialization milestones, the timing and amount of payments relating to such milestones and the extent to which our products are approved and successfully commercialized.
If we are unable to fund our development costs or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
Acquired In-process Research and Development Expenses
Acquired in-process research and development, or IPR&D, expenses include consideration for the purchase of IPR&D through asset acquisitions and license agreements as well as payments made in connection with asset acquisitions and license agreements upon the achievement of development milestones.
We evaluate license agreements for IPR&D projects to determine if it meets the definition of a business and thus should be accounted for as a business combination. If the license agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and have no alternative future use, we expense payments made under such license agreements as acquired IPR&D expense in its condensed consolidated statements of operations and comprehensive loss. In those cases, payments for milestones achieved and payments for a product license prior to regulatory approval of the product are expensed in the period incurred. Payments made in connection with regulatory and sales-based milestones will be capitalized and amortized to cost of revenue.

Research and development expenses
To date, our R&D expenses have related primarily to nonclinical development of our Cloudbreak platform. R&D expenses consist of wages, benefits and stock-based compensation for R&D employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses in preclinical development and certain manufacturing expenses before FDA approval, nonclinical and clinical trial costs, and indirect taxes on clinical supplies and development materials. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or other activities within studies and other events.
R&D costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the study or project and the invoices received from our external service providers. We adjust our accruals as actual costs become known.
We may receive potential R&D funding through a partnership from the National Institute of Allergy and Infectious Diseases. We have evaluated the terms of the grants to assess our obligations and the classification of funding received. Amounts received for funded R&D are recognized in the condensed consolidated statements of operations and comprehensive loss as a reduction to R&D expenses over the grant period as the related costs are incurred to meet our obligations.
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
•the duration of patient follow-up;
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.
R&D expenses by major program or category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cloudbreak platform	$2,714	$5,875	$5,585	$12,825
Personnel costs	3,331	2,194	5,709	4,467
Other research and development expenses	612	588	1,282	1,075
Total research and development expenses	$6,657	$8,657	$12,576	$18,367
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

Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses relate to selling, finance, human resources, legal and other administrative activities. SG&A expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial planning, and support functions. Other SG&A expenses include facility and overhead costs not otherwise included in R&D expenses, consultant expenses, travel expenses, professional fees for auditing, tax, legal, and other services.
Other income, net
Other income, net consists primarily of interest income and expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market accounts for cash and cash equivalents. Interest expense represents interest on finance lease liabilities.
Discontinued Operations
On April 24, 2024, we entered into the Napp Purchase Agreement with Napp, pursuant to which we sold to Napp all of our rezafungin assets and related contracts. We completed all conditions of the sale on April 24, 2024. We determined that the sale of rezafungin represented a strategic shift that will have a major effect on our operations and financial results. Accordingly, the sale of rezafungin is classified as discontinued operations.
We present discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results from discontinued operations of the rezafungin assets prior and subsequent to its sale are presented as net income (loss) from discontinued operations, net of income taxes, in the unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented, including the $1.8 million loss on disposal of discontinued operations recognized on closing. The assets and liabilities for the rezafungin operations related activities prior and subsequent to its sale have been classified as discontinued operations and segregated for all periods presented in the unaudited condensed consolidated balance sheets. See Note 9 for additional information.
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
See Note 6 and Note 9 to the financial statements for additional information.
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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Collaboration revenue	$302	$5,090	(4,788)
Acquired in-process research and development	84,883	—	84,883
Research and development expenses	6,657	8,657	(2,000)
Selling, general and administrative expenses	4,746	3,181	1,565
Other income, net	1,774	623	1,151
Income tax expense	—	(40)	40
Income (loss) from discontinued operations, net of income taxes	3,001	(7,459)	10,460
Collaboration revenue
Collaboration revenue was $0.3 million for the three months ended June 30, 2024 and $5.1 million for the three months ended June 30, 2023. Revenue for the three months ended June 30, 2024 and 2023 related to R&D and clinical supply services provided to Janssen under the Janssen Collaboration Agreement. The Janssen Collaboration Agreement was terminated upon the effectiveness of the Janssen License Agreement on April 24, 2024.
Acquired in-process research and development expenses
Acquired IPR&D expenses were $84.9 million for the three months ended June 30, 2024 and related to an upfront payment of $85.0 million paid to Janssen under to the Janssen License Agreement, on April 24, 2024, plus $0.4 million in direct transaction costs, offset by a settlement gain of $0.5 million to settle the preexisting Janssen Collaboration Agreement relationship.
Research and development expenses
R&D expenses were $6.7 million for the three months ended June 30, 2024 and $8.7 million for the three months ended June 30, 2023. The decrease in R&D expenses is primarily due to lower nonclinical expenses associated with our Cloudbreak platform, offset by higher personnel costs supporting our Cloudbreak platform.
Selling, general and administrative expenses
SG&A expenses were $4.7 million for the three months ended June 30, 2024 and $3.2 million for the three months ended June 30, 2023. The increase in SG&A expenses is primarily due to higher audit fees, legal costs, and personnel costs.
Other income, net
Other income, net during the three months ended June 30, 2024 and 2023 related primarily to interest income generated from cash held in interest-bearing accounts, offset by interest expense on finance lease liabilities.
Income tax expense
Income tax expense for the three months ended June 30, 2023 is primarily the result of capitalized Internal Revenue Code, or IRC, Section 174 research and development expenditures, effective January 1, 2022, creating taxable income which can be partially offset with net operating losses and credits that are limited in use by IRC Sections 382 and 383.
Income (loss) from discontinued operations
On April 24, 2024, we entered into the Napp Purchase Agreement with Napp, pursuant to which we sold to Napp all of our rezafungin assets and related contracts. We completed all conditions of the sale on April 24, 2024. We determined that the sale of rezafungin represented a strategic shift that will have a major effect on our operations and financial results. Accordingly, the sale of rezafungin is classified as discontinued operations.

Income from discontinued operations was $3.0 million for the three months ended June 30, 2024 and primarily consisted of (i) revenue of $21.8 million related to sale of rezafungin assets, including sale of IP and inventory, as well as R&D and clinical supply services provided to Mundipharma and Melinta, offset by (ii) cost of product revenue of $7.5 million, (iii) R&D expenses of $4.4 million associated with rezafungin clinical trial and development costs, (iv) SG&A expenses of $5.1 million primarily associated with accrued indirect tax penalties on disposal of rezafungin, and (v) loss on disposal of discontinued operations of $1.8 million.
Loss from discontinued operations was $7.5 million for the three months ended June 30, 2023 and primarily consisted of (i) revenue of $2.4 million related to R&D and clinical supply services provided to Mundipharma and Melinta, offset by (ii) R&D expenses of $8.9 million associated with rezafungin clinical trial and development costs, (iii) SG&A expenses of $0.9 million associated with rezafungin, and (iv) income tax expense of $0.1 million.
Comparison of the six months ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Collaboration revenue	$1,275	$11,310	$(10,035)
Acquired in-process research and development	84,883	—	84,883
Research and development expenses	12,576	18,367	(5,791)
Selling, general and administrative expenses	8,342	6,834	1,508
Other income, net	2,139	855	1,284
Income tax expense	—	(40)	40
Income from discontinued operations, net of income taxes	852	2,465	(1,613)
Collaboration revenue
Collaboration revenue was $1.3 million for the six months ended June 30, 2024 and $11.3 million for the six months ended June 30, 2023. Revenue for the six months ended June 30, 2024 and 2023 related to R&D and clinical supply services provided to Janssen under the Janssen Collaboration Agreement. The Janssen Collaboration Agreement was terminated upon the effectiveness of the Janssen License Agreement on April 24, 2024.
Acquired in-process research and development expenses
Acquired IPR&D expenses were $84.9 million for the six months ended June 30, 2024 and related to an upfront payment of $85.0 million paid to Janssen under the Janssen License Agreement, on April 24, 2024, plus $0.4 million in direct transaction costs, offset by a settlement gain of $0.5 million to settle the preexisting Janssen Collaboration Agreement relationship.
Research and development expenses
R&D expenses were $12.6 million for the six months ended June 30, 2024 and $18.4 million for the six months ended June 30, 2023. The decrease in R&D expenses is primarily due to lower nonclinical expenses associated with our Cloudbreak platform, offset by higher personnel costs supporting our Cloudbreak platform.
Selling, general and administrative expenses
SG&A expenses were $8.3 million for the six months ended June 30, 2024 and $6.8 million for the six months ended June 30, 2023. The increase in SG&A expenses is primarily due to higher audit fees, legal costs, and personnel costs.
Other income, net
Other income during the six months ended June 30, 2024 and 2023 related primarily to interest income generated from cash held in interest-bearing accounts, offset by interest expense on finance lease liabilities.
Income tax expense
Income tax expense for the six months ended June 30, 2023 is primarily the result of capitalized IRC Section 174 research and development expenditures, effective January 1, 2022, creating taxable income which can be partially offset with net operating losses and credits that are limited in use by IRC Sections 382 and 383.

Income from discontinued operations
On April 24, 2024, we entered into the Napp Purchase Agreement with Napp, pursuant to which we sold to Napp all of our rezafungin assets and related contracts. We completed all conditions of the sale on April 24, 2024. We determined that the sale of rezafungin represented a strategic shift that will have a major effect on our operations and financial results. Accordingly, the sale of rezafungin is classified as discontinued operations.
Income from discontinued operations was $0.9 million for the six months ended June 30, 2024 and primarily consisted of (i) revenue of $29.3 million related to sale of rezafungin assets, including sale of IP and inventory, product revenue related to shipments of REZZAYO naked vials to Mundipharma, as well as R&D and clinical supply services provided to Mundipharma and Melinta, offset by (ii) cost of product revenue of $9.0 million, (iii) R&D expenses of $10.1 million associated with rezafungin clinical trial and development costs, (iv) SG&A expenses of $7.5 million primarily associated with rezafungin-related patent costs, accrued interest and penalties for indirect taxes for rezafungin-related shipments and accrued indirect tax penalties on disposal of rezafungin, and (v) loss on disposal of discontinued operations of $1.8 million.
Income from discontinued operations was $2.5 million for the six months ended June 30, 2023 and primarily consisted of (i) revenue of $22.3 million related to the achievement of a milestone and R&D and clinical supply services provided to Mundipharma and Melinta, offset by (ii) R&D expenses of $18.1 million associated with rezafungin clinical trial and development costs, (iii) SG&A expenses of $1.7 million primarily associated with rezafungin-related patent costs and accrued interest and penalties for indirect taxes for rezafungin-related shipments, and (iv) income tax expense of $0.1 million.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are our cash and cash equivalents, as well as equity financings. We have devoted our resources to funding R&D programs, including research, preclinical and clinical development activities.
Our ability to fund future operating needs will depend on a combination of equity, debt or other financing structures, potentially entering into collaborations, strategic alliances or licensing arrangements with third parties or receiving government and/or charitable grants or contracts. Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide from geopolitical and macroeconomic events, including global pandemics, the upcoming presidential election in the U.S., the ongoing Russia-Ukraine conflict and related sanctions, the active conflicts in the Middle East, and bank failures. As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2023, we lost our Form S-3 eligibility for primary and secondary offerings for at least 12 months following the date our Annual Report on Form 10-K filing was first delinquent, or through April 16, 2025.
On November 8, 2018, we entered into the controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. As of June 30, 2024, the remaining capacity under the Sales Agreement was $37.1 million. We have not sold shares of our common stock under the Sales Agreement since July 2023. We will not be able to sell shares of our common stock under the Sales Agreement until April 16, 2025, due to the loss of our Form S-3 eligibility for primary and secondary offerings.
In March 2023, we issued shares of our common stock and Series X Convertible Preferred Stock upon the closing of concurrent but separate public offerings, for gross proceeds of approximately $19.5 million.
On April 23, 2024, we entered into a securities purchase agreement with certain institutional and other accredited investors, pursuant to which we issued and sold, in the Private Placement, 240,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, at a purchase price of $1,000 per share. The closing of the Private Placement took place on April 24, 2024, and we received total gross proceeds of $240.0 million. As a condition to the effectiveness of the Janssen License Agreement, we paid Janssen an upfront payment of $85.0 million on April 24, 2024.
As of June 30, 2024, we have no outstanding loan balances.
Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2026 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to the Company. As of June 30, 2024, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments are $4.2 million as of June 30, 2024.

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
We enter into contracts in the normal course of business with vendors for R&D activities, manufacturing, and professional services that generally provide for termination either on notice or after a notice period. Our material cash requirements include costs to conduct R&D activities associated with our Cloudbreak platform, as well as personnel and SG&A support costs.
As of June 30, 2024, we had $164.4 million in cash and cash equivalents. The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(110,424)	$(8,076)
Investing activities	(23)	(201)
Financing activities	239,038	25,976
Net increase in cash and cash equivalents	$128,591	$17,699
Operating activities
Net cash used in operating activities was $110.4 million for the six months ended June 30, 2024, compared to net cash used in operating activities of $8.1 million for the six months ended June 30, 2023. Cash used in operating activities for the six months ended June 30, 2024 was primarily attributable to a net loss of $101.5 million which included an upfront payment of $85.0 million paid to Janssen under to the Janssen License Agreement, on April 24, 2024, plus $0.4 million in direct transaction costs, offset by a loss on disposal of discontinued operations of $1.8 million. Cash used in operating activities for the six months ended June 30, 2023 was primarily attributable to a net loss of $10.6 million which included $20.0 million for a milestone achieved in March 2023 under the Melinta License Agreement, which was received in April 2023.
For all periods presented, the primary use of cash was to fund R&D activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our investing activities during the six months ended June 30, 2024 and 2023 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the six months ended June 30, 2024 primarily consisted of net proceeds of $239.2 million, from the sale of 240,000 shares of Series A Convertible Preferred Stock, at a purchase price of $1,000 per share, pursuant to the Private Placement, after deducting expenses payable by us, offset by payment of finance lease liabilities of $0.1 million.
Net cash provided by financing activities during the six months ended June 30, 2023 primarily consisted of (i) net proceeds of $17.3 million from the sale of 554,300 shares of common stock and 286,000 shares of Series X Convertible Preferred Stock pursuant to concurrent but separate underwritten public offerings and (ii) net proceeds of $8.7 million from the sale of 310,983 shares of common stock under the Sales Agreement, after deducting placement agent fees.
Discontinued Operations
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The total net cash used in operating activities from discontinued operations was $17.6 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively. There were no investing or financing activities from discontinued operations for the six months ended June 30, 2024 and 2023.

The cash used in operating activities from discontinued operations primarily related to the rezafungin clinical, development, and manufacturing activities of the rezafungin program for the six months ended June 30, 2024 and 2023, partially offset by a $20.0 million milestone achieved in March 2023 under the Melinta License Agreement, which was received in April 2023.
The absence of cash outflows from discontinued operations is expected to reduce our operating cash outflows from continuing operations given that we no longer have any future obligations related to rezafungin. The expected cash outflows for these obligations to complete the ongoing clinical trials, development activities, and manufacturing activities would have been offset by any near-term future milestones and royalties.
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
As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the material weakness previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 was still present as of June 30, 2024. Based on this material weakness, and the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024.
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
We concluded that the material weakness disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 continued to exist as of June 30, 2024. We determined that our control over the evaluation of applicable indirect taxes in local jurisdictions and assessment of indirect tax accrued liabilities was not appropriately designed. Specifically, we did not design a control to properly evaluate the indirect tax impact of our supply chain activities, and to review the completeness and accuracy of the underlying indirect tax obligation. As a result, a material misstatement in our previously issued audited consolidated financial statements for the fiscal years ended December 31, 2021 and 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and each of our previously issued unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for each of the quarterly periods in 2022 and 2023, filed with the SEC, was not detected and we concluded that the control deficiency noted above represents a material weakness as of December 31, 2023 and in prior periods, which continued to exist as of June 30, 2024 (see below for management's remediation plan). This material weakness resulted in the restatement of our financial statements for the years ended December 31, 2021 and 2022, and the quarters ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30 2023, and September 30, 2023.
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
Risks Related to Our Financial Position and Need for Additional Capital
Due to the delayed filing with the Securities and Exchange Commission of our Form 10-K for the year ended December 31, 2023, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale or resale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.*
As a result of the late filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2023, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year (or through April 16, 2025), and there can be no assurance that we will be able to file all such reports in a timely manner in the future. Should we wish to register the offer and sale of additional securities to the public, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our business, strategic plan and financial condition.
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

Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. As of June 30, 2024, we had cash and cash equivalents of $164.4 million.
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
In November 2018, we entered into a new controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement, which currently has an aggregate offering price of up to $50.0 million. As of June 30, 2024, we have issued approximately 1,038,492 shares of our common stock pursuant to the Sales Agreement with an aggregate offering price of approximately $41.1 million. As of June 30, 2024, the remaining capacity under the Sales Agreement is $37.1 million. We will not be able to sell any additional shares of our common stock under the Sales Agreement until April 16, 2025, due to the loss of our Form S-3 eligibility for primary and secondary offerings.
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
In April 2024, we entered into a securities purchase agreement with certain institutional and other accredited investors, pursuant to which we issued and sold, in a private placement, or the Private Placement, 240,000 shares of Series A Convertible Voting Preferred Stock, for which we received total gross proceeds of $240.0 million. The proceeds from the Private Placement were used to fund the upfront payment of $85.0 million under a license and technology transfer agreement with J&J Innovative Medicine, previously Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson, or Janssen, and the remainder of the gross proceeds of $155.0 million are expected to provide runway through CD388’s planned Phase 2b trial. On July 19, 2024, we issued issued 2,469,250 shares of common stock upon automatic conversion of 35,275 shares of such Series A Convertible Voting Preferred Stock.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, like the sale of our common stock to Mundipharma, the sale of our common stock and Series X Convertible Preferred Stock issued in our rights offering, the sale of our common stock and Series X Convertible Preferred Stock in our concurrent underwritten public offerings, the sale of common stock under the Sales Agreement, and our sale of Series A Convertible Voting Preferred Stock in the Private Placement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
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
We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*
Since our inception, we have incurred significant operating losses. We incurred a net loss of $101.5 million and $10.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $543.0 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with our prior collaborations. We have completed Phase 1 and Phase 2a studies of CD388, and are conducting preclinical studies of our other DFCs, including CBO421. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
The active conflicts in the Middle East and the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. For example, in connection with the conflict between Russia and Ukraine, the U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers.
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
On April 22, 2024, we filed our Annual Report on Form 10-K for the year ended December 31, 2023, and filed with the Secretary of State of the State of Delaware a Certificate of Amendment of our Amended and Restated Certificate of Incorporation to effect the 1-for-20 reverse stock split of our outstanding common stock, effective April 23, 2024.
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
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of CD388, which has completed Phase 2a clinical development, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.*
We received IND clearance for CD388, our DFC for prevention and treatment of influenza, from the FDA in March 2022 and subsequently initiated a Phase 1 clinical trial. In September 2022, we initiated a Phase 2a trial of CD388 to evaluate the pre-exposure prophylactic activity of CD388 against influenza virus and a separate Phase 1 Japanese bridging study has been initiated. Following the recently reported Private Placement funding led by RA Capital Management, we are finalizing the protocol for a Phase 2b clinical trial which we intend to initiate during the upcoming Northern Hemisphere influenza season in the fall of 2024. We are also conducting in vitro and in vivo preclinical studies of other product candidates from our Cloudbreak program for influenza and immuno-oncology indications. We received IND clearance for CBO421 in July 2024. Our assumptions about why CD388 and CBO421 are worthy of continued development, as well as our assumptions about the markets for CD388 and CBO421 or any other potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of any marketing approval for CD388 and CBO421, and the regulatory paths for marketing approval for additional products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of CD388 and CBO421 and any other product candidates we may develop will depend on many factors, including the following:
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

If we experience delays or difficulties in enrolling patients in our clinical trials our receipt of necessary regulatory approvals could be delayed or prevented.*
We may not be able to complete the planned CD388 Phase 2b trial or CBO421 clinical trials if we are unable to identify and enroll a sufficient number of eligible patients, as required by the FDA or similar regulatory authorities outside the U.S., or if we do not believe that the number of patients required by such regulatory authorities can be enrolled in a reasonable timeframe.
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
We also face significant competition for government grants and contracts for the Cloudbreak program, and there can be no assurances that such funding would be available to us if and when needed, or at all. For instance, government funding may be available only at certain phases of R&D, such as only after Phase 1 clinical trials have been completed. In order to advance the Cloudbreak program for DFCs, we will need to obtain significant funding to complete manufacturing development and Phase 1 clinical trials. Government grants and contracts may not be available to fund our activities at this earlier phase of the R&D process.
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
•the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, which require, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and information regarding ownership and investment interests, held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payors, including private insurers, some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
In addition, we may be unable to transfer personal data from Europe, China, and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe, China and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. China also requires entities to rely on a transfer mechanism to lawfully transfer personal data overseas and ensure that the overseas data recipients can meet the same data protection standards as required under the PIPL. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and have and may in the future impose certain personal data transfer and localization requirements.
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
•general political and economic conditions including the military conflict in Ukraine and Russia, the active conflicts in the Middle East and bank failures; and
•other events or factors, many of which are beyond our control.
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
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.*
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Based on our evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024, we determined, as further detailed in Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q, that the material weakness previously identified and disclosed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 was still present as of as of June 30, 2024 because our control over the evaluation of applicable indirect taxes in local jurisdictions and assessment of indirect tax accrued liabilities was not appropriately designed, and as a result a material misstatement in the Prior Financial Statements was not detected. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 4,568,991 shares of common stock outstanding as of June 30, 2024. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, or through the conversion of our Series A Convertible Voting Preferred Stock and Series X Convertible Preferred Stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*
Significant additional capital will be needed to continue our operations as currently planned, including conducting clinical trials, commercialization efforts, expanded R&D activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, new investors could gain rights, preferences and privileges senior to our existing stockholders and our existing stockholders may be materially diluted by such subsequent sales.
On July 19, 2024, we issued 2,469,250 shares of common stock upon conversion of 35,275 shares of Series A Convertible Voting Preferred Stock. There are currently (i) 2,104,472 shares of Series X Convertible Preferred Stock outstanding, which are convertible into an aggregate of 1,052,236 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock and (ii) 204,725 shares of Series A Convertible Voting Preferred Stock outstanding, which are convertible into an aggregate of 14,330,750 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock.
Pursuant to our 2024 Equity Incentive Plan, our management is authorized to grant stock options to our employees, directors and consultants. Further, we may grant awards under the 2020 Inducement Incentive Plan to certain eligible employees. Additionally, the number of shares of our common stock reserved for issuance under our 2015 Employee Stock Purchase Plan, or the ESPP, will automatically increase on January 1 of each year through and including January 1, 2025, by the lesser of 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or 490,336 shares. Unless our board of directors elects not to increase the number of shares available for future grant each year under the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall.

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
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*
Under current law, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of capital raising and other transactions that have occurred since our inception in 2012, we have identified several ownership changes that will impact our ability to utilize our net operating loss and credit carryforwards. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $153.8 million, portions of which will begin to expire in 2035, and which could be limited if we experience an “ownership change.” In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
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
Our operations are vulnerable to interruption by natural disasters, power loss, terrorist activity, public health crisis, pandemic diseases and other events beyond our control, the occurrence of which could materially harm our business.*
Businesses located in California have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power and any future blackouts could disrupt our operations. We are also vulnerable to a major earthquake, wildfire, inclement weather and other natural and man-made disasters and public health crisis and pandemic diseases, such as coronavirus, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of any such natural disaster, public health crisis or pandemic diseases and do not have an applicable recovery plan in place. In addition, if any of our third-party contract manufacturers are affected by natural disasters, such as earthquakes, power shortages or outages, floods, wildfire, public health crises, such as pandemics and epidemics, terrorism or other events outside of our control, our business and operating results could suffer. For example, as a result of global pandemics, we experienced significant disruptions in the conduct of our clinical trials and our general business operations as the result of various federal, state and local stay-at-home, shelter-in-place and quarantine measures. We carry only limited business interruption insurance that would compensate us for actual losses from interruption of our business that may occur and any losses or damages incurred by us in excess of insured amounts could cause our business to materially suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description

2.1(7)‡	Asset Purchase Agreement, by and between the Registrant and Napp Pharmaceutical Group Limited.

2.2(7)‡	Assignment and Novation Agreement, by and between the Registrant and Napp Pharmaceutical Group Limited.

2.3(7)‡	First Amendment to Melinta License Agreement, dated April 23, 2024, by and between Melinta Therapeutics, LLC and the Registrant.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

3.3(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

3.4(1)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3.5(4)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.

3.6(8)	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank.

4.3(4)	Form of Common Stock Purchase Warrant for First Private Placement.

10.1(8)‡	Securities Purchase Agreement, by and among Cidara Therapeutics, Inc. and the purchasers named therein.

10.2(9)+
2024 Equity Incentive Plan of the Registrant, Form of Grant Notice, Stock Option Agreement and Notice of Exercise, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement Thereunder.

10.3+	2020 Inducement Plan of the Registrant, as amended.

10.4*	License and Technology Agreement, dated April 23, 2024, by and between the Registrant and Janssen Pharmaceuticals, Inc.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q has been formatted in Inline

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to Exhibit 3.1 and Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 21, 2018.
(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed on April 22, 2024.
(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 18, 2024.
(7)	Incorporated by reference to Exhibit 2.1, Exhibit 2.2 and Exhibit 2.3 to the Registrant’s Current Report on Form 8-K/A, filed on April 29, 2024.
(8)	Incorporated by reference to Exhibit 3.1 and Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2024.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 18, 2024.
+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit (indicated by "[***]") have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
‡	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: August 13, 2024	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Preetam Shah, Ph.D., MBA
Preetam Shah, Ph.D., MBA
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer and Principal Accounting Officer)