Form 10-Q
period 2024-09-30
Cidara Therapeutics, Inc.
filed 2024-11-07
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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
As of November 4, 2024, the registrant had 7,046,633 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (unaudited)	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited)	5
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures about Market Risk	47
Item 4. Controls and Procedures	47
PART II. OTHER INFORMATION	49
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 3. Defaults Upon Senior Securities	84
Item 4. Mine Safety Disclosures	84
Item 5. Other Information	84
Item 6. Exhibits	85
SIGNATURES	87

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2024	December 31, 2023
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$127,386	$35,778
Accounts receivable	1,699	14,075
Prepaid expenses and other current assets	27,686	1,712
Current assets from discontinued operations	—	9,290
Total current assets	156,771	60,855
Property and equipment, net	561	557
Finance lease right-of-use asset, net	722	782
Operating lease right-of-use asset	3,035	3,788
Other assets	1,242	114
Noncurrent assets from discontinued operations	—	934
Total assets	$162,331	$67,030

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,967	$3,772
Accrued liabilities	8,569	14,177
Accrued indirect tax liabilities	26,289	18,040
Accrued compensation and benefits	4,933	5,034
Current contract liabilities	—	430
Current portion of finance lease liability	259	218
Current portion of operating lease liability	1,322	1,082
Current liabilities from discontinued operations	—	24,665
Total current liabilities	44,339	67,418
Long-term finance lease liability	378	575
Long-term operating lease liability	1,984	3,002
Noncurrent liabilities from discontinued operations	—	4,245
Total liabilities	46,701	75,240
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023:
Series A Convertible Voting Preferred Stock, $0.0001 par value; 204,725 shares authorized at September 30, 2024; 240,000 shares issued and 204,725 shares outstanding at September 30, 2024; no shares authorized, issued and outstanding at December 31, 2023	—	—
Series X Convertible Preferred Stock, $0.0001 par value; 4,947,759 shares authorized at September 30, 2024 and December 31, 2023; 2,156,713 shares issued and 2,104,472 shares outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized at September 30, 2024 and 20,000,000 shares authorized at December 31, 2023; 7,046,633 shares issued and outstanding at September 30, 2024 and 4,530,113 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	674,580	433,220
Accumulated deficit	(558,951)	(441,431)
Total stockholders’ equity (deficit)	115,630	(8,210)
Total liabilities and stockholders’ equity (deficit)	$162,331	$67,030
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues:
Collaboration revenue	$—	$9,217	$1,275	$20,527
Total revenues	—	9,217	1,275	20,527
Operating expenses:
Acquired in-process research and development	—	—	84,883	—
Research and development	12,429	10,386	25,005	28,753
Selling, general and administrative	4,965	3,299	13,307	10,133
Total operating expenses	17,394	13,685	123,195	38,886
Loss from operations	(17,394)	(4,468)	(121,920)	(18,359)
Other income, net:
Interest income, net	1,859	613	3,998	1,468
Total other income, net	1,859	613	3,998	1,468
Net loss from continuing operations before income tax expense	(15,535)	(3,855)	(117,922)	(16,891)
Income tax benefit (expense)	—	32	—	(8)
Net loss from continuing operations	(15,535)	(3,823)	(117,922)	(16,899)
Income (loss) from discontinued operations (including loss on disposal of discontinued operations of zero and $1,799 during the three and nine months ended September 30, 2024, respectively), net of income taxes	(450)	(5,284)	402	(2,819)
Net loss and comprehensive loss	$(15,985)	$(9,107)	$(117,520)	$(19,718)

Basic and diluted net loss per common share from continuing operations	$(2.38)	$(0.85)	$(22.61)	$(3.91)
Basic and diluted net earnings (loss) per common share from discontinued operations	(0.07)	(1.17)	0.08	(0.65)
Basic and diluted net loss per common share	$(2.45)	$(2.02)	$(22.53)	$(4.56)

Shares used to compute basic and diluted net earnings (loss) per common share	6,530,111	4,514,381	5,215,365	4,319,536
 See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Operating activities:
Net loss	$(117,520)	$(19,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of discontinued operations	1,799	—
Stock-based compensation	2,249	2,231
Non-cash operating lease expense	753	895
Depreciation and amortization	114	79
Amortization of costs to obtain a contract with a customer	184	53
Amortization of finance lease right-of-use asset	60	—
Non-cash interest expense	44	—
Changes in assets and liabilities:
Accounts receivable	14,270	2,655
Inventory	6,097	(2,901)
Prepaid expenses, other current assets, and other assets	(26,832)	2,776
Accounts payable and accrued liabilities	(6,422)	6,204
Accrued indirect tax liabilities	8,249	3,155
Accrued compensation and benefits	(46)	(402)
Contract liabilities	(29,340)	(3,956)
Operating lease liabilities	(778)	(781)
Net cash used in operating activities	(147,119)	(9,710)

Investing activities:
Purchases of property and equipment	(129)	(327)
Net cash used in investing activities	(129)	(327)

Financing activities:
Proceeds from private placement, net of issuance costs	239,095	—
Proceeds from underwritten public offering, net of issuance costs	—	17,256
Proceeds from public offering of common stock, net of issuance costs	—	8,706
Proceeds from exercise of stock options	—	14
Payment of finance lease liabilities	(200)	—
Payment for shares withheld to fund payroll taxes	(39)	—
Net cash provided by financing activities	238,856	25,976
Net increase in cash and cash equivalents	91,608	15,939
Cash and cash equivalents at beginning of period	35,778	32,731
Cash and cash equivalents at end of period	$127,386	$48,670

Supplemental disclosure of cash flows:
Income taxes paid	$95	$651
Non-cash investing activities:
Purchases of property and equipment, included in accounts payable and accrued liabilities	$—	$178
Right-of-use asset obtained in exchange for lease liability	$—	$3,847
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$55	$63
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Three and Nine Months Ended September 30, 2024
	Series A Convertible Voting Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	—	$—	2,104,472	$—	4,530,113	$1	$433,220	$(441,431)	$(8,210)
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	31,583	—	—	—	—
Value of shares withheld to fund payroll taxes	—	—	—	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	—	—	—	—	795	—	795
Net loss	—	—	—	—	—	—	—	(10,326)	(10,326)
Balance, March 31, 2024	—	—	2,104,472	—	4,561,696	1	433,976	(451,757)	(17,780)
Private placement, net of issuance costs	240,000	—	—	—	—	—	239,167	—	239,167
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	245	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	7,050	—	55	—	55
Stock-based compensation	—	—	—	—	—	—	703	—	703
Net loss	—	—	—	—	—	—	—	(91,209)	(91,209)
Balance, June 30, 2024	240,000	—	2,104,472	—	4,568,991	1	673,901	(542,966)	130,936
Issuance of common stock upon conversion of Series A Convertible Voting Preferred Stock	(35,275)	—	—	—	2,469,250	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	8,392	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	751	—	751
Issuance costs for private placement	—	—	—	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	—	—	—	(15,985)	(15,985)
Balance, September 30, 2024	204,725	$—	2,104,472	$—	7,046,633	$1	$674,580	$(558,951)	$115,630

	Three and Nine Months Ended September 30, 2023
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	1,818,472	$—	3,623,591	$1	$404,061	$(418,500)	$(14,438)
Underwritten public offering, net of issuance costs	286,000	—	554,300	—	17,256	—	17,256
Public offering of common stock, net of issuance costs	—	—	307,936	—	8,622	—	8,622
Issuance of common stock for exercise of options	—	—	812	—	14	—	14
Issuance of common stock upon vesting of restricted stock units	—	—	14,617	—	—	—	—
Stock-based compensation	—	—	—	—	640	—	640
Net income	—	—	—	—	—	3,013	3,013
Balance, March 31, 2023	2,104,472	—	4,501,256	1	430,593	(415,487)	15,107
Public offering of common stock, net of issuance costs	—	—	3,047	—	76	—	76
Issuance of common stock upon vesting of restricted stock units	—	—	232	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	8,060	—	63	—	63
Stock-based compensation	—	—	—	—	795	—	795
Net loss	—	—	—	—	—	(13,624)	(13,624)
Balance, June 30, 2023	2,104,472	—	4,512,595	1	431,527	(429,111)	2,417
Issuance of common stock upon vesting of restricted stock units	—	—	8,219	—	—	—	—
Stock-based compensation	—	—	—	—	796	—	796
Net loss	—	—	—	—	—	(9,107)	(9,107)
Balance, September 30, 2023	2,104,472	$—	4,520,814	$1	$432,323	$(438,218)	$(5,894)
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
The Company formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited in England, and Cidara Therapeutics (Ireland) Limited in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing its product candidates in Europe.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At September 30, 2024, the Company had an accumulated deficit of $559.0 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At September 30, 2024, the Company had cash and cash equivalents of $127.4 million, which the Company expects will provide sufficient liquidity to support its planned operations through the middle of the fourth quarter of 2025. The Company’s current financial resources may not be sufficient to support its planned operations beyond such date without securing additional financing.
The Company’s ability to execute its current business plan depends on its ability to obtain additional funding through equity offerings, debt financings, other third-party funding, or potential licensing or collaboration arrangements. The Company may not be able to raise additional funding on terms acceptable to the Company, or at all, and any failure to raise funds as and when needed will compromise the Company’s ability to execute on its business plan.
The Company plans to continue to fund its losses from operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third-party funding, or potential licensing or collaboration arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, the Company may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2024 and 2023.
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
Accounts Receivable
Accounts receivable is stated at the original invoice amount and consists of amounts due from customers related to milestones achieved, certain research and development, or R&D, and clinical supply costs subject to reimbursement under the collaboration and license agreements, royalties earned, product sales and the associated indirect taxes collectible from customers. The Company records accounts receivable net of any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period of time. The Company did not record any credit losses as of September 30, 2024 or December 31, 2023.
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
Indirect Taxes
The Company’s purchases of clinical drug supplies and raw materials, inventory transfers, and sales of commercial drug product are subject to indirect taxation in various jurisdictions outside of the U.S. Indirect tax payable is included in accrued indirect tax liabilities, the related expense is included in R&D expenses, and the related interest and penalties are included in selling, general and administrative, or SG&A, expenses. The accrual is for the indirect tax incurred in various tax jurisdictions outside of the U.S. as a consequence of the Company’s supply chain activities or in connection with commercial sales of REZZAYO. To the extent that any accrued indirect taxes are determined to not be due and payable, then any associated liabilities and operating expenses will be reversed at that time. Indirect tax amounts on commercial sales (product revenue) and asset disposals that can be billed to and recovered from our customers are included in accounts receivables. Indirect tax amounts related to inventory purchases and manufacturing are included within inventory.
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
For arrangements that include sales-based royalties, including commercial milestone payments based on the level of sales, and a license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied.
See Note 6 and Note 9 for additional information.
Product Revenue
In December 2022 and January 2023, the Company entered into separate Commercial Supply Agreements with Mundipharma and Melinta Therapeutics, LLC, or Melinta, respectively, for the batch supply of REZZAYO naked vials for commercial use. Under the Commercial Supply Agreements, Mundipharma and Melinta were required to submit purchase orders to the Company for batches of REZZAYO naked vials. The Company concluded that the delivery of each batch of REZZAYO naked vials and the related quality assessment certification represented a distinct performance obligation. The Commercial Supply Agreements were terminated upon the effectiveness of the assignment to Napp on April 24, 2024 (see Note 9 for additional information).
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
In accordance with ASC 260, if a company had a discontinued operation, the company uses income (loss) from continuing operations as its control number to determine whether potential common shares are dilutive or anti-dilutive for purposes of reporting basic and diluted net earnings (loss) per common share from discontinued operations.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of basic and diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three and Nine Months Ended September 30,
	2024	2023
Common stock warrants	866	866
Series A Convertible Voting Preferred Stock	14,330,750	—
Series X Convertible Preferred Stock	1,052,236	1,052,236
Common stock options, RSUs and PRSUs issued and outstanding	2,454,822	646,233
Total	17,838,674	1,699,335
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
In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine its impact on the Company’s consolidated financial statements or related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt this guidance for the fiscal year ending December 31, 2025 and believes, based on its preliminary assessment, that this new guidance will not have a material impact on the Company’s consolidated financial statements or related disclosures.
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
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
September 30, 2024
Assets:
Cash and money market accounts	$127,386	$127,386	$—	$—
Total assets at fair value	$127,386	$127,386	$—	$—

December 31, 2023
Assets:
Cash and money market accounts	$35,778	$35,778	$—	$—
Total assets at fair value	$35,778	$35,778	$—	$—

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
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement, or the Sales Agreement, entered into on November 8, 2018 with Cantor Fitzgerald & Co, or Cantor. During the nine months ended September 30, 2024, the Company sold zero shares of its common stock under the Sales Agreement. During the nine months ended September 30, 2023, the Company sold 310,983 shares of its common stock under the Sales Agreement for net proceeds of approximately $8.7 million after deducting placement agent fees. The Company has not sold shares of its common stock under the Sales Agreement since July 2023. The Company will not be able to sell shares of its common stock under the Sales Agreement until April 16, 2025, due to the loss of its Form S-3 eligibility for primary and secondary offerings. As of September 30, 2024, the remaining capacity under the Sales Agreement is $37.1 million.
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
2024 Private Placement
On April 23, 2024, the Company entered into a securities purchase agreement, or the Securities Purchase Agreement, with certain institutional and other accredited investors, or the Purchasers, pursuant to which the Company issued and sold, in a private placement, or the Private Placement, 240,000 shares of Series A Convertible Voting Preferred Stock, par value $0.0001 per share, or the Series A Convertible Preferred Stock, at a purchase price of $1,000 per share. The closing of the Private Placement took place on April 24, 2024, and the Company received total gross proceeds of $240.0 million. The Company received total net proceeds of approximately $239.1 million, after deducting issuance costs payable by the Company.
Preferred Stock
Under the Company's Amended and Restated Certificate of Incorporation, as amended, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at September 30, 2024.
Series A Convertible Preferred Stock
In April 2024, the Company designated 240,000 shares of preferred stock as Series A Convertible Preferred Stock with a par value of $0.0001 per share.
On July 18, 2024, the Company’s stockholders approved, for purposes of Nasdaq Listing Rule 5635(b), the issuance of up to 16,800,000 shares of common stock upon conversion of 240,000 shares of Series A Convertible Preferred Stock issued in the Private Placement completed in April 2024.

On July 19, 2024, the Company issued 2,469,250 shares of common stock upon automatic conversion of 35,275 shares of Series A Convertible Preferred Stock, subject to the terms and limitations contained in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock, including that shares of Series A Convertible Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% of the Company's outstanding shares of common stock as of the applicable conversion date. After conversion, the converted shares of Series A Convertible Preferred Stock resumed the status of authorized but unissued shares of preferred stock and are no longer designated as Series A Convertible Preferred Stock. As of September 30, 2024, shares of preferred stock designated as Series A Convertible Preferred Stock totaled 204,725.
The specific terms of the Series A Convertible Preferred Stock are as follows:
Conversion: Each share of Series A Convertible Preferred Stock is convertible at the option of the holder into 70 shares of common stock. Holders are not permitted to convert Series A Convertible Preferred Stock into common stock if, after conversion, the holder, its affiliates, and any other person whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after the conversion, or the Beneficial Ownership Limitation.
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
Voting: Holders of the Series A Convertible Preferred Stock are entitled to vote together with the holders of common stock on an as-if-converted basis on all matters submitted to a vote of stockholders.
The Company evaluated the Series A Convertible Preferred Stock for liability or equity classification under ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment is appropriate as it does not meet the criteria for liability accounting. Additionally, the Series A Convertible Preferred Stock is not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, and (iii) upon the occurrence of an event that is not solely within control of the Company. As such, the Series A Convertible Preferred Stock is recorded as permanent equity.
Series X Convertible Preferred Stock
In May 2018, the Company designated 5,000,000 shares of preferred stock as Series X Convertible Preferred Stock with a par value of $0.0001 per share.
On August 12, 2020, at the request of certain holders, 52,241 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 26,120 shares of the Company’s common stock. After conversion, the converted shares of Series X Convertible Preferred Stock resumed the status of authorized but unissued shares of preferred stock and are no longer designated as Series X Convertible Preferred Stock. As of September 30, 2024 and December 31, 2023, shares of preferred stock designated as Series X Convertible Preferred Stock totaled 4,947,759.
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
Common Stock
On July 18, 2024, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of common stock from 20,000,000 shares to 50,000,000 shares, which amendment was filed by the Company with the Secretary of State of the State of Delaware on July 18, 2024 and was effective as of such date.
The Company had 50,000,000 shares of common stock authorized as of September 30, 2024. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Warrants
As of September 30, 2024 and December 31, 2023, warrants to purchase 866 shares of the Company’s common stock were outstanding with a weighted average exercise price of $230.95 per share.
The warrants had no intrinsic value at September 30, 2024 and December 31, 2023. The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	September 30, 2024	December 31, 2023
Common stock warrants	866	866
Series A Convertible Preferred Stock	14,330,750	—
Series X Convertible Preferred Stock	1,052,236	1,052,236
Common stock options, RSUs and PRSUs issued and outstanding	2,454,822	638,037
Authorized for future stock awards	1,052,406	170,783
Awards available under the ESPP	67,089	49,623
Total	18,958,169	1,911,545
5. EQUITY INCENTIVE PLANS
2024 Equity Incentive Plan, 2020 Inducement Incentive Plan and 2015 Equity Incentive Plan
In May 2024, the Company’s board of directors approved and adopted the Company’s 2024 Equity Incentive Plan, or 2024 EIP. In July 2024, the Company’s stockholders approved the adoption of the 2024 EIP. The 2024 EIP is the successor to and continuation of the Company’s 2015 Equity Incentive Plan, or 2015 EIP, previously approved and adopted in March 2015 by the Company’s board of directors and stockholders. The 2024 EIP became effective on July 18, 2024. Upon the effectiveness of the 2024 EIP, no additional awards were or will be granted under the 2015 EIP, although all outstanding stock awards granted under the 2015 EIP continue to be governed by the terms of the 2015 EIP. Under the 2024 EIP, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, and other awards to individuals who are employees, officers, directors or consultants of the Company.

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
Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2024 EIP, 2020 IIP and 2015 EIP. Stock options granted by the Company generally vest over a three- or four-year period. Certain stock options are subject to acceleration of vesting in the event of certain change of control transactions. The stock options may be granted for a term of up to 10 years from the date of grant. The exercise price for stock options granted under the 2024 EIP, 2020 IIP and 2015 EIP must be at a price no less than 100% of the fair value of the shares on the date of grant, provided that for an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the value on the date of grant.
2015 Employee Stock Purchase Plan
In March 2015, the Company’s board of directors and stockholders approved and adopted the ESPP. The number of shares of stock available for issuance under the ESPP will be automatically increased each January 1 through and including January 1, 2025, by the lesser of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 24,516 shares, or (iii) such lesser number as determined by the Company’s board of directors.
The ESPP allows substantially all employees to purchase the Company’s common stock through a payroll deduction at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of each purchase period. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s eligible compensation.
During the nine months ended September 30, 2024 and 2023, 7,050 shares and 8,060 shares, respectively, were issued pursuant to the ESPP. As of September 30, 2024, total unrecognized compensation expense related to the ESPP was $0.1 million and is expected to be recognized over approximately 0.6 years.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the nine months ended September 30, 2024:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	104,886	$22.83
RSUs and PRSUs granted	153,012	12.30
RSUs and PRSUs vested	(43,053)	24.24
RSUs and PRSUs canceled	(17,705)	24.68
Outstanding at September 30, 2024	197,140	$14.18
The weighted-average grant date fair value of RSUs and PRSUs granted by the Company during the nine months ended September 30, 2023 was $20.10 per share. The total fair value of RSUs and PRSUs vested during the nine months ended September 30, 2024 and 2023 was approximately $1.0 million and $0.7 million, respectively.
At September 30, 2024, estimated unrecognized compensation expense related to RSUs and PRSUs granted was approximately $2.3 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	533,151	$44.61	6.72	$57
Options granted	1,796,401	11.14
Options exercised	—	—
Options canceled	(71,870)	31.68
Outstanding at September 30, 2024	2,257,682	$18.39	9.10	$1
Vested and expected to vest at September 30, 2024	2,257,682	$18.39	9.10	$1
Exercisable at September 30, 2024	420,941	$48.19	5.74	$1
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the nine months ended September 30, 2024 and 2023 was $8.05 and $14.45 per share, respectively.
As of September 30, 2024, total unrecognized share-based compensation expense related to unvested stock options was approximately $15.2 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.9 years.
Stock-based compensation expense recognized for RSUs, PRSUs, stock options, and the ESPP has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock compensation expense:
Research and development	$344	$207	$868	$629
Selling, general and administrative	407	403	1,150	1,038
Stock compensation expense recorded in continuing operations	751	610	2,018	1,667
Stock compensation expense recorded in discontinued operations	—	186	231	564
Total stock compensation expense	$751	$796	$2,249	$2,231
6. SIGNIFICANT AGREEMENTS AND CONTRACTS
Janssen License Agreement
On April 23, 2024, the Company and Janssen entered into a license and technology transfer agreement, or the Janssen License Agreement, which effectively terminated the Janssen Collaboration Agreement (as defined below), including the license granted by the Company to Janssen.
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
In accordance with authoritative guidance, the Company was determined to be the accounting acquirer and substantially all of the fair value of the gross assets acquired is concentrated in the IPR&D of CD388. The reacquired license to develop, manufacture, and commercialize activities of CD388 is part of the acquired IPR&D. The transaction was accounted for as an asset acquisition. The acquired IPR&D did not have an alternative future use as of the acquisition date. Therefore the initial purchase price of $85.4 million, inclusive of $0.4 million in direct transaction costs, was expensed as of the acquisition date as acquired IPR&D in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024.
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
Janssen Collaboration Agreement
On March 31, 2021, the Company and Janssen entered into an exclusive, worldwide license and collaboration agreement, or Janssen Collaboration Agreement, to develop and commercialize one or more DFCs based on the Company’s Cloudbreak platform, for the prevention and treatment of influenza, including CD388 and CD377, or the Products. The effectiveness of the Janssen Collaboration Agreement, including the effectiveness of the terms and conditions described below, was subject to the expiration or earlier termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR. HSR clearance was obtained on May 12, 2021 and the Janssen Collaboration Agreement became effective on the same date.
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
Royalties. As the license was deemed to be the predominant item to which sales-based royalties related, the Company recognized royalty revenue when the related sales occurred. No royalty revenue was recognized during the three and nine months ended September 30, 2024 and 2023.
Contract Liabilities
The following table presents a summary of the activity in the Company’s contract liabilities pertaining to the Janssen Collaboration Agreement during the nine months ended September 30, 2024 (in thousands):

Opening balance, December 31, 2023	$430
Revenue from performance obligations satisfied during reporting period	(370)
Gain on settlement of unsatisfied performance obligations	(60)
Closing balance, September 30, 2024	$—
As of September 30, 2024, the aggregate transaction price allocated to performance obligations that are unsatisfied is zero under the Janssen Collaboration Agreement.

As of September 30, 2024, the Company recorded no accounts receivable associated with the Janssen Collaboration Agreement. As of December 31, 2023, the Company recorded $1.9 million in accounts receivable associated with the Janssen Collaboration Agreement.
The following table presents our collaboration revenue under the Janssen Collaboration Agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from Janssen Collaboration Agreement:
Point in Time:
License of Intellectual Property - upon milestone achieved	$—	$2,347	$—	$2,347
Over Time:
Research and Development Services	$—	$5,592	$1,273	$16,324
Clinical Supply Services	—	1,278	2	1,856
Total Revenue from Janssen Collaboration Agreement	$—	$9,217	$1,275	$20,527
7. COMMITMENTS AND CONTINGENCIES
Finance Lease Obligations
The Company has a finance lease for lab equipment which was entered into in November 2023. The finance lease has a term of 36 months, monthly lease payments of $25,009, and an option to purchase the lab equipment for $1 at the end of the finance lease term. As of September 30, 2024, the Company was reasonably certain that it would exercise the option to purchase the lab equipment at the end of the finance lease term. The useful life of the lab equipment is estimated to be 10 years. The rate implicit to the finance lease used in measuring the Company’s finance lease liability was 8.0%.
The following table presents information about the amount and timing of cash flows arising from the Company’s finance lease as of September 30, 2024 (in thousands):

2024	$75
2025	300
2026	300
2027	25
Total undiscounted finance lease payments	700
Less: Imputed interest	(63)
Present value of finance lease payments	$637
The balance sheet classification of the Company’s finance lease is as follows (in thousands):

Balance Sheet Classification:
Finance lease right-of-use asset	$788
Accumulated amortization	(66)
Net finance lease right-of-use asset	$722

Current portion of finance lease liability	$259
Long-term finance lease liability	378
Total finance lease liabilities	$637
As of September 30, 2024, the weighted average remaining finance lease term was 2.3 years.
Cash paid for amounts included in the measurement of finance lease liabilities was $0.2 million for the nine months ended September 30, 2024.
Finance lease costs were immaterial and $0.1 million for the three and nine months ended September 30, 2024, respectively.

Operating Lease Obligations
The Company has an operating lease for laboratory and office space in San Diego, California which was entered into in June 2014. Amendments for additional space were entered into in February 2015, March 2015 and August 2015. On April 20, 2023, the Company entered into a seventh amendment to its operating lease with Nancy Ridge Technology Center, L.P. which extended the term of the operating lease by an additional 36 months and increased the base rent to $133,371 per month effective January 1, 2024, subject to 4% increases every January. The operating lease expires on December 31, 2026 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. As of September 30, 2024, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total operating lease term for accounting purposes. The incremental borrowing rate used in measuring the Company’s operating lease liability was 12.0%.
The following table presents information about the amount and timing of cash flows arising from the Company’s operating lease as of September 30, 2024 (in thousands):

2024	$400
2025	1,664
2026	1,731
Total undiscounted operating lease payments	3,795
Less: Imputed interest	(489)
Present value of operating lease payments	$3,306
The balance sheet classification of the Company’s operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$3,035

Current portion of operating lease liability	$1,322
Long-term operating lease liability	1,984
Total operating lease liabilities	$3,306
As of September 30, 2024, the weighted average remaining operating lease term was 2.3 years.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.
Operating lease costs were $0.5 million and $1.3 million for the three and nine months ended September 30, 2024, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2023, respectively. These costs are primarily related to the Company’s operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for R&D activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
Reduction in Force
On September 9, 2024, management of the Company, as authorized by the board of directors of the Company, approved a reduction in the Company’s workforce (the “Reduction”) of 20 employees, which represented approximately 30% of the Company’s workforce. The Reduction reflects the Company’s focus on the clinical development of CD388, its influenza product candidate. The Reduction was substantially completed by November 1, 2024.
As a result of the Reduction, the Company incurred charges of approximately $1.2 million for severance payments and employee benefits included in R&D expenses in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024. The Company does not expect to incur additional charges related to the Reduction. As of September 30, 2024, these charges were unpaid and included in accrued compensation and benefits in the condensed consolidated balance sheets. The Company expects these charges to be paid during the fourth quarter of 2024.

8. INCOME TAXES
The Company estimates an annual effective income tax rate based on projected results for the year and applied the rate to net income or (loss) before taxes to calculate income tax expense or (benefit). When applicable, the income tax provision also includes adjustments for discrete tax items. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period. For the three and nine months ended September 30, 2024 the Company recognized no income tax expense from continuing operations, and income tax benefit (expense) from continuing operations recognized for the three and nine months ended September 30, 2023 was immaterial.
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
The Company has determined that the sale of rezafungin represents a strategic shift that had a major effect on its result of operations. Rezafungin met the criteria to be reported as discontinued operations in the period ended September 30, 2024. The Company has separately reported the financial results of rezafungin as discontinued operations in the condensed consolidated statements of operations and comprehensive loss for all periods presented.

Assets and liabilities classified as discontinued operations in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 consist of the following:

	September 30, 2024	December 31, 2023
(In thousands)
Carrying amount of major assets included as part of discontinued operations:
Current assets:
Accounts receivable	$—	$2,171
Inventory	—	6,097
Prepaid expenses and other current assets	—	1,022
Current assets from discontinued operations	—	9,290
Noncurrent assets:
Other assets	—	934
Noncurrent assets from discontinued operations	—	934
Total assets from discontinued operations	$—	$10,224

Carrying amount of major liabilities included as part of discontinued operations:
Current liabilities:
Current contract liabilities	—	24,665
Current liabilities from discontinued operations	—	24,665
Noncurrent liabilities:
Long-term contract liabilities	—	4,245
Noncurrent liabilities from discontinued operations	—	4,245
Total liabilities from discontinued operations	$—	$28,910
Inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$—	$2,691
Work-in-process	—	3,406
Total inventory	$—	$6,097
The Company’s capitalized inventory consisted of costs incurred subsequent to FDA approval of REZZAYO in March 2023. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to R&D expense in the period incurred. There were no inventory write downs during the nine months ended September 30, 2024.

The results of operations from discontinued operations during the three and nine months ended September 30, 2024 and 2023 have been reflected as income (loss) from discontinued operations, net of income taxes in the condensed consolidated statements of operations and comprehensive loss and consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Major line items constituting pretax income (loss) of discontinued operations
Revenues:
Total revenues	$11	$3,501	$29,263	$25,795
Operating expenses:
Cost of product revenue	—	387	9,030	387
Research and development	458	7,003	10,572	25,061
Selling, general and administrative	3	1,133	7,460	2,795
Total operating expenses	461	8,523	27,062	28,243
Income (loss) from operations	(450)	(5,022)	2,201	(2,448)
Other expense, net:
Loss on disposal of discontinued operations	—	—	(1,799)	—
Total other expense, net	—	—	(1,799)	—
Income (loss) from discontinued operations before income tax expense	(450)	(5,022)	402	(2,448)
Income tax expense	—	(262)	—	(371)
Income (loss) from discontinued operations, net of income taxes	$(450)	$(5,284)	$402	$(2,819)
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The total net cash used in operating activities from discontinued operations was $18.1 million and $9.3 million for the nine months ended September 30, 2024 and 2023, respectively. There were no investing or financing activities from discontinued operations for the nine months ended September 30, 2024 and 2023.
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
Revenue Recognition
On April 24, 2024, as of the execution date of the Napp Purchase Agreement (and all other bundled arrangements), the Company determined the transaction price is equal to $21.2 million for the sale of all rezafungin assets, including the Company’s right to receive future milestones and royalties from Mundipharma and Melinta, all rezafungin intellectual property rights, including patents and know-how, rezafungin and comparator inventory, specified prepaid assets, the Commercial Supply Agreements with Melinta and Mundipharma, and certain transition services. The transaction price includes the forgiveness of $25.3 million in contract liabilities (inclusive of the $11.1 million development milestone advance) and $0.6 million for the transition services agreement. The Company paid $2.1 million to Napp and forgave $2.6 million in accounts receivable, both of which are included as a reduction to the transaction price.
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
Transition Services. The Company performed its services under the TSA over the initial 76-day period subsequent to the effective date of the Napp Purchase Agreement. In connection with the carryover services provided after the sale of rezafungin, the Company recognized $0.1 million as revenue in the results of operations from discontinued operations during the three and nine months ended September 30, 2024. The Company's costs to provide the TSA services predominantly relate to employee labor costs which are reported within R&D and SG&A expenses within the results of operations from discontinued operations during the three and nine months ended September 30, 2024. The remaining unsatisfied performance obligation as of September 30, 2024 was zero.
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
Milestone Payments. In November 2020, the Company achieved a $11.1 million milestone under the Mundipharma Collaboration Agreement, which was previously recorded as current contract liabilities as of December 31, 2023 because the rights to consideration were expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma was entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma had not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company would have been obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. The full amount was forgiven in July 2024 as part of the rezafungin asset sale and the Company included $11.1 million in the transaction price of the Napp Purchase Agreement. In December 2021, August 2022, December 2023 and January 2024, the Company achieved milestones of $2.8 million, $11.1 million, $11.1 million and $2.8 million, respectively, under the Mundipharma Collaboration Agreement that the Company deemed to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue was recognized based on the progress of these performance obligations, the unrecognized portion was recorded as contract liabilities at the reporting period end and was recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones in January 2022, September 2022, February 2024 and April 2024, respectively.
Royalties. As the license was deemed to be the predominant item to which sales-based royalties related, the Company recognized royalty revenue when the related sales occurred. Royalty revenue recognized during the three and nine months ended September 30, 2024 was immaterial. No royalty revenue was recognized during the three and nine months ended September 30, 2023.
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
Clinical Supply Services. The Company’s obligation to supply rezafungin for ongoing clinical development in the Melinta Territory represented a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services was best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services. Revenue related to the clinical supply services performance obligation recognized during the three and nine months ended September 30, 2024 was immaterial.
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
Royalties. As the license was deemed to be the predominant item to which sales-based royalties related, the Company recognized royalty revenue when the related sales occurred. Royalty revenue recognized during the three months ended September 30, 2024 was immaterial and the Company recognized $0.1 million in royalty revenue during the nine months ended September 30, 2024 following the commercial launch of REZZAYO by Melinta in the U.S. on July 31, 2023. No royalty revenue was recognized during the three and nine months ended September 30, 2023.
Costs to Obtain a Contract with a Customer
The Company incurred costs to a third party to obtain the Melinta License Agreement and capitalized $2.0 million upon execution of the Melinta License Agreement, and capitalized an additional $0.5 million upon achievement of a milestone, in accordance with ASC 340, Other Assets and Deferred Costs. The Company incurred these costs in connection with all the performance obligations identified in the Melinta License Agreement and allocated the capitalized contract costs to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. The expense recognized during the three and nine months ended September 30, 2024 was $0.2 million and the expense recognized during the three and nine months ended September 30, 2023 was immaterial and $0.5 million, respectively, and is included within the results of operations from discontinued operations. As of September 30, 2024 there was no balance remaining of the asset recognized from costs to obtain the Melinta License Agreement.
Contract Liabilities
The following table presents a summary of the activity in the Company’s contract liabilities pertaining to the Mundipharma Collaboration Agreement and Melinta License Agreement during the nine months ended September 30, 2024 (in thousands):

Opening balance, December 31, 2023	$28,910
Revenue from performance obligations satisfied during reporting period	(28,910)
Closing balance, September 30, 2024	$—

Current portion of contract liabilities	$—
Long-term portion of contract liabilities	—
Total contract liabilities, September 30, 2024	$—
As of September 30, 2024, the aggregate transaction price allocated to performance obligations that are unsatisfied is zero under both the Mundipharma Collaboration Agreement and the Melinta License Agreement.
As of September 30, 2024, the Company recorded no accounts receivable associated with the Mundipharma Collaboration Agreement and Melinta License Agreement. As of September 30, 2024, the Company recorded accounts receivable associated with the Napp Purchase Agreement of $1.7 million. As of December 31, 2023, the Company recorded $13.9 million and $0.4 million in accounts receivable associated with the Mundipharma Collaboration Agreement and Melinta License Agreement, respectively.

The following table presents our collaboration revenue disaggregated by collaborator and timing of revenue recognition (in thousands):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Mundipharma	Melinta	Mundipharma	Melinta
Revenue from Collaboration, License and Purchase Agreements:
Point in Time:
Rezafungin Assets, including Sale of IP and Inventory	$—	$—	$20,833	$—
License of Intellectual Property - upon milestone achieved	—	—	813	—
Product Revenue	—	—	2,826	—
Royalty Revenue	—	—	37	125
Over Time:
Research and Development Services	—	—	3,895	457
Clinical Supply Services	—	—	175	—
Transition Services	11	—	102	—
Total Revenue from Collaboration, License and Purchase Agreements	$11	$—	$28,681	$582

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Mundipharma	Melinta	Mundipharma	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property - upon milestone achieved	$—	$—	$—	$17,257
Clinical Drug Supply	—	—	26	—
Product Revenue	—	1,468	—	1,468
Royalty Revenue	—	70	—	70
Over Time:
Research and Development Services	1,550	408	4,870	1,859
Clinical Supply Services	5	—	245	—
Total Revenue from Collaboration and License Agreements	$1,555	$1,946	$5,141	$20,654
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
Our lead clinical-stage asset is CD388, a DFC intended for influenza prophylaxis, which we discovered and advanced to the clinic under a partnership with J&J Innovative Medicine, previously Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson, or Janssen. To date, we have completed two Phase 1 studies and one Phase 2a study of CD388 under our prior license and collaboration agreement we entered into with Janssen in March 2021, or Janssen Collaboration Agreement. In 2023, as part of a prioritization of its R&D business, Janssen disclosed its intention to discontinue internal development of multiple product candidates in its infectious disease pipeline, including CD388. Through a competitive process, we reacquired all rights to develop and commercialize CD388 by executing a license and technology transfer agreement with Janssen, or the Janssen License Agreement, in April 2024. Under the terms of the Janssen License Agreement, we received an exclusive, worldwide, fee-bearing but royalty-free license under certain Janssen-controlled technology to develop, manufacture and commercialize Compounds, including CD388.
Concurrent with the CD388 reacquisition, we closed a definitive agreement for the sale of preferred stock in a private placement, or the Private Placement, led by RA Capital Management, with significant participation from Bain Capital Life Sciences, Biotech Value Fund, or BVF, and Canaan Partners. The Private Placement provided $240.0 million in gross proceeds, of which we used $85.0 million to fund the upfront payment under the Janssen License Agreement. The remainder of the gross proceeds of $155.0 million will be utilized to develop CD388 as a universal preventative against seasonal and pandemic influenza A and B, beginning with the CD388 Phase 2b NAVIGATE study that we initiated in September 2024. We believe the reacquisition of CD388 is transformational for Cidara and potentially for those who could benefit from a long-acting, universal preventative against known forms of influenza.
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
Cloudbreak Platform
We believe our Cloudbreak platform has the potential to offer a fundamentally new approach to treat and prevent serious diseases such as viral infections and solid tumors, by developing product candidates designed to provide potent disease targeting activity and immune system engagement in a single long-acting molecule. Because serious disease often results when a pathogen or cancer cell evades or overcomes the host immune system, our Cloudbreak DFC candidates are designed to counter diseases in two ways: prevention of disease proliferation and immune evasion by directly targeting and, where applicable, by focusing the immune system on a pathogen or infected cell. We believe this is a potentially transformative approach, distinct from current therapies, including antibody drug conjugates, or ADCs, monoclonal or multi-specific antibodies and vaccines.
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

Our lead Cloudbreak candidate for the prevention of influenza is CD388, a highly potent antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza. Our lead oncology DFC is CBO421, a development candidate targeting CD73 for the treatment of solid tumors, which received investigational new drug application, or IND, clearance in July 2024. We do not plan to initiate clinical trials for any oncology product candidates at this time but continue business development discussions for our oncology DFC programs, including CBO421.
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
We initiated the CD388 Phase 2b NAVIGATE study in September 2024.
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
CD388 was well-tolerated up to 900 milligrams, or mg (maximum dose tested):
In total 114 subjects were dosed in our Phase 1 and Phase 2a studies, 87 dosed subcutaneous, or SQ, and 27 dosed intramuscular, or IM.

Percent of SQ CD388 or Placebo Treatment Related Adverse Events in Phase 1 and Phase 2a studies
	First in Human Study (Phase 1)	Japanese Bridging Study (Phase 1)	Human Challenge Study (Phase 2a)
Dose	CD388 N=9/dose; Placebo N=12	CD388 N=7*/dose; Placebo N=6	50mg N=2; 150mg N=28; Placebo N=29
Placebo	33.3	16.7	—
50 mg	62.5	28.6	—
150 mg	12.5	12.5	—
450 mg	—	—	N/A
900 mg	33.3	N/A	N/A
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

* 150mg N=8

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
CD388 Phase 2a and Phase 1 Data Presentations at the Options XII conference:
In October 2024, we presented data from the Phase 2a study and the two Phase 1 studies. The first presentation was an oral presentation and showed the comprehensive safety data from all completed studies in the CD388 development program, demonstrating that CD388 appears to be well-tolerated at single doses up to 900 mg and repeat doses up to 450 mg. The second presentation was a poster presentation of the Phase 1 Japanese Bridging study that demonstrated that the pharmacokinetics of CD388 were similar between Japanese and Western participants and required no dose changes.

CD388 Phase 2a and Phase 1 Data Presentations at the ID Week conference:
In October 2024, we presented additional data from the Phase 2a study and the Phase 1 First-in-Human study. The first presentation was an oral presentation that showed that among those participants who had serology confirmation of influenza infection in the Phase 2a study that the rates of symptomatic clinical influenza and viral load AUC were significantly lower for CD388 participants versus placebo participants. The second presentation was a poster presentation that showed comprehensive safety and pharmacokinetic data from the First-in-Human Phase 1 study. This poster demonstrated that a single dose of CD388 should be sufficient to last through an entire influenza season and the lack of hypersensitivity or anti-drug antibodies with repeat dosing of CD388.
CD388 Phase 2b NAVIGATE Study Timeline
We initiated the CD388 Phase 2b NAVIGATE study during the current Northern Hemisphere influenza season, with dosing of the first subjects on September 20, 2024. The CD388 Phase 2b NAVIGATE study is a randomized, double-blinded, controlled trial with single doses of CD388 or placebo administered at the beginning of the influenza season with subjects followed for the influenza season to monitor for breakthrough cases of influenza. The primary endpoint of this study will compare the rates of laboratory-confirmed clinical influenza between different single dose levels of CD388 and placebo over an influenza season. The patient population in this study will be healthy adults who have not received an influenza vaccination for the upcoming season. We are currently targeting 5,000 subjects to be enrolled in a single influenza season in the United States and the United Kingdom with three CD388 dose groups and one placebo group randomized in a 1:1:1:1 ratio. Topline data is expected in the third quarter of 2025. Refer to other risks described in Item 1A. “Risk Factors” of this Quarterly Report.
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
Using Cloudbreak, we seek to develop a new generation of immunotherapies targeting the tumor microenvironment. Our lead oncology DFC candidate, CBO421, is a highly differentiated CD73 inhibitor that combines the strengths of small molecules and monoclonal antibodies targeting CD73. CBO421 targets CD73 in the adenosine pathway, which contributes to immune evasion in solid cancers by flooding the tumor microenvironment with adenosine, a potent immune cell suppressor. The CD73 pathway is clinically validated in early/mid-stage clinical studies to reduce tumor growth in combination with PD-1/ PD-L1 inhibitors in disease areas that do not historically respond to checkpoint inhibition alone, such as triple negative breast cancer, or TNBC, and other solid tumors. As a monotherapy and in combination with PD-1 inhibitors, CBO421 has demonstrated activity and formation of immunologic memory in multiple murine tumor models, along with differentiated activity in T-cell reactivation assays and tumor penetration compared with the most advanced CD73 antibody therapeutics in clinical development. CBO421 received IND clearance in July 2024.
Cloudbreak Oncology Pipeline:

We do not plan to initiate clinical trials for any oncology product candidates at this time but continue business development discussions for our oncology DFC programs, including CBO421.
Compliance with Nasdaq Listing Requirements and Reverse Stock Split
Our common stock is listed on The Nasdaq Capital Market, which has as one of its continued listing requirements a minimum bid price of at least $1.00 per share, or the Minimum Bid Price Requirement. On November 9, 2023, we received a notification letter, or the Notice, from the Listing Qualification Staff, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, advising us that for 30 consecutive trading days preceding November 6, 2023, the bid price of our common stock had closed below the Minimum Bid Price Requirement. As a result of the Nasdaq Hearings Panel, or the Panel, imposing the previously disclosed Panel Monitor on us until November 9, 2023 pursuant to the February 9, 2023 Hearings Decision of the Panel, we were not eligible for a compliance period and the Staff notified us that this matter served as a basis for delisting our securities from The Nasdaq Capital Market.
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
Common Stock Equivalents Outstanding
As of September 30, 2024, we had 7,046,633 shares of common stock outstanding, 204,725 shares of Series A Convertible Voting Preferred Stock outstanding, which are convertible into 14,330,750 shares of common stock, and 2,104,472 shares of Series X Convertible Preferred Stock outstanding, which are convertible into 1,052,236 shares of common stock, for a total of 22,429,619 shares of common stock equivalents outstanding.

Liquidity Overview
We have a limited operating history and the sales and income potential of our business and market are unproven. We have experienced net losses and negative cash flows from operating activities since our inception. As of September 30, 2024, we had an accumulated deficit of $559.0 million. We expect to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.
At September 30, 2024, we had cash and cash equivalents of $127.4 million, which we expect will provide sufficient liquidity to support our planned operations through the middle of the fourth quarter of 2025. Our current financial resources may not be sufficient to support our planned operations beyond such date without securing additional financing.
At September 30, 2024, prepaid expenses, other current assets, and other assets included $27.2 million in prepayments and deposits paid to a contract research organization at the start of our CD388 Phase 2b NAVIGATE study which are expected to be utilized throughout the study.
Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings, other third-party funding, or potential licensing or collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute on our business plan.
We plan to continue to fund our losses from operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third-party funding, or potential licensing or collaboration arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.
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
•the duration of patient follow-up;
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.
R&D expenses by major program or category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cloudbreak platform	$7,642	$7,544	$13,227	$20,370
Personnel costs	4,049	2,175	9,758	6,642
Other research and development expenses	738	667	2,020	1,741
Total research and development expenses	$12,429	$10,386	$25,005	$28,753
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
We present discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results from discontinued operations of the rezafungin assets prior and subsequent to its sale are presented as net income (loss) from discontinued operations, net of income taxes, in the unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented, including the $1.8 million loss on disposal of discontinued operations recognized during the second quarter of 2024. The assets and liabilities for the rezafungin operations related activities prior and subsequent to its sale have been classified as discontinued operations and segregated for all periods presented in the unaudited condensed consolidated balance sheets. See Note 9 to the financial statements for additional information.
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
RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Collaboration revenue	$—	$9,217	(9,217)
Research and development expenses	12,429	10,386	2,043
Selling, general and administrative expenses	4,965	3,299	1,666
Other income, net	1,859	613	1,246
Income tax benefit	—	32	(32)
Loss from discontinued operations, net of income taxes	(450)	(5,284)	4,834

Collaboration revenue
Collaboration revenue was zero for the three months ended September 30, 2024 and $9.2 million for the three months ended September 30, 2023. Collaboration revenue for the three months ended September 30, 2023 related to R&D and clinical supply services provided to Janssen under the Janssen Collaboration Agreement. The Janssen Collaboration Agreement was terminated upon the effectiveness of the Janssen License Agreement on April 24, 2024.
Research and development expenses
R&D expenses were $12.4 million for the three months ended September 30, 2024 and $10.4 million for the three months ended September 30, 2023. The increase in R&D expenses is primarily due to higher expenses associated with our CD388 Phase 2b NAVIGATE study and higher personnel costs, including $1.2 million for severance and employee benefits incurred related to a reduction in force, offset by lower nonclinical expenses associated with our Cloudbreak platform.
Selling, general and administrative expenses
SG&A expenses were $5.0 million for the three months ended September 30, 2024 and $3.3 million for the three months ended September 30, 2023. The increase in SG&A expenses is primarily due to higher audit fees, legal costs, and personnel costs.
Other income, net
Other income, net during the three months ended September 30, 2024 and 2023 related primarily to interest income generated from cash held in interest-bearing accounts, offset by interest expense on finance lease liabilities.
Income tax benefit
We estimate an annual effective income tax rate based on projected results for the applicable year and apply the rate to net loss before taxes to calculate income tax benefit. When applicable, the income tax provision also includes adjustments for discrete tax items. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.
Loss from discontinued operations
On April 24, 2024, we entered into the Napp Purchase Agreement with Napp, pursuant to which we sold to Napp all of our rezafungin assets and related contracts. We completed all conditions of the sale on April 24, 2024. We determined that the sale of rezafungin represented a strategic shift that will have a major effect on our operations and financial results. Accordingly, the sale of rezafungin is classified as discontinued operations.
Loss from discontinued operations was $0.5 million for the three months ended September 30, 2024 and primarily consisted of R&D expenses associated with the rezafungin clinical trial, development costs, and certain severance costs.
Loss from discontinued operations was $5.3 million for the three months ended September 30, 2023 and primarily consisted of revenue of $3.5 million related to R&D and clinical supply services provided to Mundipharma and Melinta, offset by (i) cost of product revenue of $0.4 million, (ii) R&D expenses of $7.0 million associated with rezafungin clinical trial and development costs, (iii) SG&A expenses of $1.1 million associated with rezafungin, and (iv) income tax expense of $0.3 million.
Comparison of the nine months ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Collaboration revenue	$1,275	$20,527	$(19,252)
Acquired in-process research and development	84,883	—	84,883
Research and development expenses	25,005	28,753	(3,748)
Selling, general and administrative expenses	13,307	10,133	3,174
Other income, net	3,998	1,468	2,530
Income tax expense	—	(8)	8
Income (loss) from discontinued operations, net of income taxes	402	(2,819)	3,221

Collaboration revenue
Collaboration revenue was $1.3 million for the nine months ended September 30, 2024 and $20.5 million for the nine months ended September 30, 2023. Collaboration revenue for the nine months ended September 30, 2024 and 2023 related to R&D and clinical supply services provided to Janssen under the Janssen Collaboration Agreement. The Janssen Collaboration Agreement was terminated upon the effectiveness of the Janssen License Agreement on April 24, 2024.
Acquired in-process research and development expenses
Acquired IPR&D expenses were $84.9 million for the nine months ended September 30, 2024 and related to an upfront payment of $85.0 million paid to Janssen under the Janssen License Agreement, on April 24, 2024, plus $0.4 million in direct transaction costs, offset by a settlement gain of $0.5 million to settle the preexisting Janssen Collaboration Agreement relationship.
Research and development expenses
R&D expenses were $25.0 million for the nine months ended September 30, 2024 and $28.8 million for the nine months ended September 30, 2023. The decrease in R&D expenses is primarily due to lower nonclinical expenses associated with our Cloudbreak platform, offset by higher expenses associated with our CD388 Phase 2b NAVIGATE study and higher personnel costs, including $1.2 million for severance and employee benefits incurred related to a reduction in force.
Selling, general and administrative expenses
SG&A expenses were $13.3 million for the nine months ended September 30, 2024 and $10.1 million for the nine months ended September 30, 2023. The increase in SG&A expenses is primarily due to higher audit fees, legal costs, and personnel costs.
Other income, net
Other income during the nine months ended September 30, 2024 and 2023 related primarily to interest income generated from cash held in interest-bearing accounts, offset by interest expense on finance lease liabilities.
Income tax expense
We estimate an annual effective income tax rate based on projected results for the applicable year and apply the rate to net loss before taxes to calculate income tax expense. When applicable, the income tax provision also includes adjustments for discrete tax items. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.
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
Income from discontinued operations was $0.4 million for the nine months ended September 30, 2024 and primarily consisted of revenue of $29.3 million related to sale of rezafungin assets, including sale of IP and inventory, product revenue related to shipments of REZZAYO naked vials to Mundipharma, as well as R&D and clinical supply services provided to Mundipharma and Melinta, offset by (i) cost of product revenue of $9.0 million, (ii) R&D expenses of $10.6 million associated with the rezafungin clinical trial and development costs, (iii) SG&A expenses of $7.5 million primarily associated with rezafungin-related patent costs, accrued interest and penalties for indirect taxes for rezafungin-related shipments and accrued indirect tax penalties on disposal of rezafungin, and (iv) loss on disposal of discontinued operations of $1.8 million.
Loss from discontinued operations was $2.8 million for the nine months ended September 30, 2023 and primarily consisted of revenue of $25.8 million related to the achievement of a milestone and R&D and clinical supply services provided to Mundipharma and Melinta, as well as product revenue related to shipments of REZZAYO naked vials to Mundipharma, offset by (i) cost of product revenue of $0.4 million, (ii) R&D expenses of $25.1 million associated with the rezafungin clinical trial and development costs, (iii) SG&A expenses of $2.8 million primarily associated with rezafungin-related patent costs and accrued interest and penalties for indirect taxes for rezafungin-related shipments, and (iv) income tax expense of $0.4 million.

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
On November 8, 2018, we entered into the controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. As of September 30, 2024, the remaining capacity under the Sales Agreement was $37.1 million. We have not sold shares of our common stock under the Sales Agreement since July 2023. We will not be able to sell shares of our common stock under the Sales Agreement until April 16, 2025, due to the loss of our Form S-3 eligibility for primary and secondary offerings.
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
On September 9, 2024, our management, as authorized by our board of directors, approved a reduction in our workforce of 20 employees, which represented approximately 30% of our workforce, or the Reduction. The Reduction was substantially completed by November 1, 2024 and is expected to substantially reduce our capital needs related to recurring personnel costs going forward.
As of September 30, 2024, we have no outstanding loan balances.
Our finance lease for lab equipment expires in January 2027. Total undiscounted finance lease payments are $0.7 million as of September 30, 2024.
Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2026 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to us. As of September 30, 2024, we were not reasonably certain that we would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments are $3.8 million as of September 30, 2024.
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

The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(147,119)	$(9,710)
Investing activities	(129)	(327)
Financing activities	238,856	25,976
Net increase in cash and cash equivalents	91,608	15,939
Cash and cash equivalents at beginning of period	35,778	32,731
Cash and cash equivalents at end of period	$127,386	$48,670
Operating activities
Net cash used in operating activities was $147.1 million for the nine months ended September 30, 2024, compared to net cash used in operating activities of $9.7 million for the nine months ended September 30, 2023. Cash used in operating activities for the nine months ended September 30, 2024 was primarily attributable to (i) a net loss of $117.5 million which included an upfront payment of $85.0 million paid to Janssen under to the Janssen License Agreement, on April 24, 2024, plus $0.4 million in direct transaction costs, and (ii) a $26.8 million increase in prepaid expenses, other current assets, and other assets primarily associated with prepayments and deposits paid to a contract research organization at the start of our CD388 Phase 2b NAVIGATE study, offset by a loss on disposal of discontinued operations of $1.8 million. Cash used in operating activities for the nine months ended September 30, 2023 was primarily attributable to a net loss of $19.7 million which included $20.0 million for a milestone achieved in March 2023 under the Melinta License Agreement, which was received in April 2023.
For all periods presented, the primary use of cash was to fund R&D activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Our investing activities during the nine months ended September 30, 2024 and 2023 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities of $238.9 million during the nine months ended September 30, 2024 primarily consisted of net proceeds of $239.1 million, from the sale of 240,000 shares of Series A Convertible Voting Preferred Stock, at a purchase price of $1,000 per share, pursuant to the Private Placement, after deducting expenses payable by us, offset by payment of finance lease liabilities of $0.2 million.
Net cash provided by financing activities of $26.0 million during the nine months ended September 30, 2023 primarily consisted of (i) net proceeds of $17.3 million from the sale of 554,300 shares of common stock and 286,000 shares of Series X Convertible Preferred Stock pursuant to concurrent but separate underwritten public offerings and (ii) net proceeds of $8.7 million from the sale of 310,983 shares of common stock under the Sales Agreement, after deducting placement agent fees.
Discontinued Operations
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The total net cash used in operating activities from discontinued operations was $18.1 million and $9.3 million for the nine months ended September 30, 2024 and 2023, respectively. There were no investing or financing activities from discontinued operations for the nine months ended September 30, 2024 and 2023.
The increase in cash used in operating activities from discontinued operations primarily related to lower milestone payments received offset by decreased clinical, development, and manufacturing activities related to the rezafungin program during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
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

Operating Capital Requirements
Our ability to execute our operating plan depends on our ability to obtain additional funding through equity offerings, debt financings, other third-party funding, or potential licensing or collaboration arrangements. We plan to continue to fund our losses from operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third party funding, or potential licensing or collaboration arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.
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
As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the material weakness previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 was still present as of September 30, 2024. Based on this material weakness, and the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024.
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
We concluded that the material weakness disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 continued to exist as of September 30, 2024. We determined that our control over the evaluation of applicable indirect taxes in local jurisdictions and assessment of indirect tax accrued liabilities was not appropriately designed. Specifically, we did not design a control to properly evaluate the indirect tax impact of our supply chain activities, and to review the completeness and accuracy of the underlying indirect tax obligation. As a result, a material misstatement in our previously issued audited consolidated financial statements for the fiscal years ended December 31,

2021 and 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and each of our previously issued unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for each of the quarterly periods in 2022 and 2023, filed with the SEC, was not detected and we concluded that the control deficiency noted above represents a material weakness as of December 31, 2023 and in prior periods, which continued to exist as of September 30, 2024 (see below for management's remediation plan). This material weakness resulted in the restatement of our financial statements for the years ended December 31, 2021 and 2022, and the quarters ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30 2023, and September 30, 2023.
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
•Due to the delayed filing with the SEC of our Form 10-K for the year ended December 31, 2023, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale or resale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.
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
•If clinical trials for CD388 or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
•If we are unable to generate revenues from partnerships, government funding or other sources of funding, we may be unable to resume our preclinical Cloudbreak programs.
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
Risks Related to Our Financial Position and Need for Additional Capital
Due to the delayed filing with the SEC of our Form 10-K for the year ended December 31, 2023, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale or resale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.*
As a result of the late filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2023, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for one year (or through April 16, 2025), and there can be no assurance that we will be able to file all such reports in a timely manner in the future. Should we wish to register the offer and sale of additional securities to the public, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our business, strategic plan and financial condition.
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
Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. As of September 30, 2024, we had cash and cash equivalents of $127.4 million.

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
If we are unable to raise additional capital on attractive terms or at all, we may be forced to delay, reduce or eliminate our development programs, including CD388 or one or more of our other Cloudbreak DFC programs, or any future license or collaboration agreements, and/or be forced to make reductions in spending, extend payment terms with suppliers, and/or liquidate or grant rights to assets where possible. Any of these actions could materially harm our business, results of operations and future prospects.
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
In November 2018, we entered into a new controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement, which currently has an aggregate offering price of up to $50.0 million. As of September 30, 2024, the remaining capacity under the Sales Agreement is $37.1 million. We will not be able to sell any additional shares of our common stock under the Sales Agreement until April 16, 2025, due to the loss of our Form S-3 eligibility for primary and secondary offerings.
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
In April 2024, we entered into a securities purchase agreement with certain institutional and other accredited investors, pursuant to which we issued and sold, in a private placement, or the Private Placement, 240,000 shares of Series A Convertible Voting Preferred Stock, for which we received total gross proceeds of $240.0 million. The proceeds from the Private Placement were used to fund the upfront payment of $85.0 million under a license and technology transfer agreement with J&J Innovative Medicine, previously Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson, or Janssen, and the remainder of the gross proceeds of $155.0 million are expected to provide runway through the ongoing CD388 Phase 2b NAVIGATE trial. On July 19, 2024, we issued 2,469,250 shares of common stock upon the automatic conversion of 35,275 shares of such Series A Convertible Voting Preferred Stock.
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
If we raise funds by entering into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. We may need to enter into agreements with third parties for the development and commercialization of DFCs identified from our Cloudbreak program which may require that we relinquish valuable rights to these products.
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
We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*
Since our inception, we have incurred significant operating losses. We incurred a net loss of $117.5 million and $19.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $559.0 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with our prior collaborations. We have completed Phase 1 and Phase 2a studies of CD388. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
•submit investigational new drug applications, or INDs, to the U.S. Food and Drug Administration, or FDA, and equivalent filings to other regulatory authorities, and seek approval of our clinical protocols by institutional review boards at clinical trial sites;
•continue to advance CD388 through clinical development;
•resume the preclinical development of CBO421 and other DFCs from our Cloudbreak platform or otherwise, and advance one or more of such product candidates into clinical trials;
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
If we are unable to continue to satisfy the applicable continued listing requirements of Nasdaq, our common stock could be delisted.*
Our common stock is currently listed on The Nasdaq Capital Market under the symbol “CDTX.” In order to maintain this listing, we must continue to satisfy minimum financial and other continued listing requirements and standards. We cannot assure you that we will be able to continue to comply with the applicable listing standards. For example, one of the continued listing requirements for The Nasdaq Capital Market is a minimum bid price of at least $1.00 per share, or the Minimum Bid Price Requirement. We were first notified by the Listing Qualification Staff of the Nasdaq Stock Market LLC, or Nasdaq, on February 28, 2022, that our common stock had failed to maintain the Minimum Bid Price Requirement for 30 consecutive business days. Following extension periods to regain compliance, on February 9, 2023, the Nasdaq Hearings Panel notified us that we had regained compliance with the Minimum Bid Price Requirement subject to a discretionary Panel Monitor until November 9, 2023. On November 9, 2023, we were notified by Nasdaq that our common stock had once again failed to maintain the Minimum Bid Price Requirement for the 30 consecutive business days preceding November 6, 2023. On November 17, 2023, Nasdaq granted us a hearing date with the Nasdaq Hearings Panel on February 1, 2024. The hearing was conducted on February 1, 2024, and on February 8, 2024, the Nasdaq Hearings Panel granted our request for continued listing on The Nasdaq Capital Market, pursuant to an extension, through May 7, 2024, to regain compliance with the Minimum Bid Price Requirement. As a result, on April 4, 2024, we held a special meeting of stockholders at which our stockholders approved a proposal to (i) amend our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at a ratio in the range of 1-for-10 to 1-for-30, inclusive; and (ii) if and only if the reverse stock split was approved and implemented, a reduction in the number of authorized shares of common stock, at a ratio that is equal to half of the reverse stock split ratio, with such ratio to be determined in the discretion of our board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by our board of directors in its sole discretion. On April 12, 2024, our board of directors approved a reverse stock split our common stock at a ratio of 1-for-20. Furthermore, on April 17, 2024, we received a notification letter from the Listing Qualifications Staff advising us that we were delinquent in timely filing with the SEC our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (which served as an additional deficiency).
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

Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of CD388, which has completed Phase 2a clinical development, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.*
We received IND clearance for CD388, our DFC for prevention and treatment of influenza, from the FDA in March 2022 and have completed a Phase 1 clinical trial and a Phase 2a clinical trial of CD388 to evaluate the pre-exposure prophylactic activity of CD388 against influenza virus as well as a separate Phase 1 Japanese bridging study. In September 2024, we initiated the CD388 Phase 2b NAVIGATE trial to be conducted during the Northern Hemisphere influenza season. We received IND clearance for CBO421 in July 2024. Our assumptions about why CD388 is worthy of continued development, as well as our assumptions about the market for CD388 or any other potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of any marketing approval for CD388, and the regulatory paths for marketing approval for additional products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of CD388 and any other product candidates we may develop will depend on many factors, including the following:
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
If we experience delays or difficulties in enrolling patients in our clinical trials our receipt of necessary regulatory approvals could be delayed or prevented.*
We may not be able to complete the ongoing CD388 Phase 2b NAVIGATE trial if we are unable to identify and enroll a sufficient number of eligible patients, as required by the FDA or similar regulatory authorities outside the U.S., or if we do not believe that the number of patients required by such regulatory authorities can be enrolled in a reasonable timeframe.
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

In addition, the CD388 Phase 2b NAVIGATE trial is heavily reliant on third-party contractors, including contractors that import clinical trial materials, and contract research organizations, or CROs, that conduct and monitor our clinical trials, and interact with regional or local regulators and ethics committees on our behalf. If we experience significant difficulties with any of our key contractors such that we determine it is in the best interests of the clinical trials to replace a key contractor, this could result in a significant delay in enrollment.
In addition, some of our competitors may have ongoing or new clinical trials for product candidates that would treat the same indication as CD388, or be used in the same patients and, therefore, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:
•eligibility criteria, including regional or local practices that place additional limitations on patient eligibility;
•availability, safety and efficacy of approved medications or other investigational medications being studied clinically for the disease under investigation;
•perceived risks and benefits of CD388;
•efforts to facilitate timely enrollment in clinical trials;
•reluctance of physicians to encourage patient participation in clinical trials;
•the ability to monitor patients adequately during and after treatment;
•the proximity and availability of clinical trial sites for prospective patients;
•delays or failures in maintaining an adequate supply of quality drug product for use in clinical trials; and
•changing treatment patterns that may reduce the burden of disease which CD388 addresses.
Our inability to enroll and retain a sufficient number of patients in a reasonable timeframe may require us to abandon the entire CD388 clinical development program. Any enrollment delays would result in increased development costs, which could cause the value of our company to decline and could limit our ability to obtain necessary additional financing.
If clinical trials for CD388 or any other product candidates are delayed, terminated or suspended, or fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, we may incur additional costs, or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A delay in starting or completing our clinical trials would materially impact our timelines and our ability to complete development of our product candidates in a timely manner or at all.
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
We do not know whether clinical trials of CD388 will be completed on schedule. We may experience numerous unforeseen events that could delay or prevent our ability to commence or complete our clinical trials, which could then delay or prevent our ability to receive marketing approval or commercialize CD388, including:
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
Many of our competitors have significantly greater name recognition, financial resources and expertise in R&D, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These same competitors may invent technology that competes with our CD388 or our Cloudbreak platform.
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

We may not be successful in our efforts to identify, discover, and develop potential product candidates through our Cloudbreak platform or otherwise.*
Through our Cloudbreak platform, we are developing DFCs for the treatment and prevention of serious diseases, including influenza and various cancers. We have nominated the DFC CD388 as our lead development candidate for influenza, and we have nominated CBO421 as our lead oncology DFC candidate. We do not plan to initiate clinical trials for any oncology product candidates at this time but continue business development discussions for our oncology DFC programs, including CBO421. In applying our Cloudbreak platform, we may not be successful in identifying additional DFCs that could be developed as drug therapies. In addition, our Cloudbreak platform may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons. In particular, our research methodology used may not be successful in identifying compounds with sufficient potency, bioavailability or efficacy to be potential product candidates. In addition, our potential product candidates may, on further study, be shown to have harmful side effects or other negative characteristics.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive data could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative artificial intelligence, or AI, technologies.
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
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and have and may in the future impose certain personal data transfer and localization requirements.
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
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. Under the new Drug Price Negotiation Program, the number of drugs subject to price negotiation will be 10 Part D drugs for 2026, another 15 Part D drugs for 2027, another 15 Part D and Part B drugs for 2028, and another 20 Part D and Part B drugs for 2029 and later years. These drugs will be selected from among the 50 drugs with the highest total Medicare Part D spending and the 50 drugs with the highest total Medicare Part B spending. The number of drugs with negotiated prices available will accumulate over time. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to 15 additional drugs covered under Part D for negotiation in 2025. The IRA permits HHS to implement many of the statutory provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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
We expect that additional healthcare reform measures will be adopted within and outside the U.S. in the future, particularly in light of the 2024 U.S. Presidential and Congressional elections, any of which could add difficulty to the regulatory approval processes for our product candidates or limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. The continuing efforts of third-party payors to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability and the level of taxes that we are required to pay.
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
Risks Related to U.S. Government Contracts and Grants
If we are unable to generate revenues from partnerships, government funding or other sources of funding, we may be unable to resume our preclinical Cloudbreak programs.*
We have suspended research and development activities for our preclinical Cloudbreak programs. In order to resume work on our Cloudbreak programs for DFCs, we will need to seek funding from partnerships, the government or other sources of funding. There can be no assurances that we will be able to obtain funding from partnerships, or enter into new contracts with the U.S. government or obtain other sources of funding to support such programs. The process of completing a partnership or obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions in each instance. Further, with respect to government contracting, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of anti-infective products. If we cannot obtain or maintain government or other funding for our Cloudbreak programs for DFCs we may be forced to discontinue those programs.
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
Changes in funding for the FDA, the SEC, and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
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
Our principal stockholders and management own a significant percentage of our stock and are able to exert significant influence over matters subject to stockholder approval.*
Our executive officers, directors and 5% stockholders and their affiliates currently beneficially own a significant percentage of our outstanding voting stock. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to significantly influence all matters requiring stockholder approval, including elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.*
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Based on our evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024, we determined, as further detailed in Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q, that the material weakness previously identified and disclosed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 was still present as of as of September 30, 2024 because our control over the evaluation of applicable indirect taxes in local jurisdictions and assessment of indirect tax accrued liabilities was not appropriately designed, and as a result a material misstatement in the Prior Financial Statements was not detected. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the political environment and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 7,046,633 shares of common stock outstanding as of September 30, 2024. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

10.1(9)+
2024 Equity Incentive Plan of the Registrant, Form of Grant Notice, Stock Option Agreement and Notice of Exercise, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement Thereunder.

10.2(10)+	2020 Inducement Plan of the Registrant, as amended.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q has been formatted in Inline

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015.
(3)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 3, 2016.
(4)	Incorporated by reference to Exhibit 3.1 and Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 21, 2018.
(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed on April 22, 2024.
(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 18, 2024.
(7)	Incorporated by reference to Exhibit 2.1, Exhibit 2.2 and Exhibit 2.3 to the Registrant’s Current Report on Form 8-K/A, filed on April 29, 2024.
(8)	Incorporated by reference to Exhibit 3.1 and Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2024.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 18, 2024.
(10)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2024.
+	Indicates management contract or compensatory plan.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
‡	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: November 7, 2024	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Preetam Shah, Ph.D., MBA
Preetam Shah, Ph.D., MBA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)