Form 10-K
period 2024-12-31
Cidara Therapeutics, Inc.
filed 2025-03-06
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 28, 2024 (the last trading day of the Registrant’s most recently completed second quarter), was approximately $53.3 million. Shares of the Registrant’s common stock held by executive officers, directors and the Registrant’s affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s common stock outstanding as of February 27, 2025 was 10,953,490.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Schedule 14A in connection with the Registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the SEC not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2024.

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
•our financial performance;
•developments and projections relating to our competitors or our industry; and
•the potential impact of broader macroeconomic conditions, including global pandemics, inflation, bank failures, labor shortages, supply chain disruptions, recession risks, potential tariffs and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions and the Israel-Hamas war.
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
•Due to the delayed filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2023, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale or resale of securities, which may adversely affect our ability to raise future capital.
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
•We intend to continue to rely on third parties to conduct our clinical trials and to conduct some aspects of our research and preclinical testing and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.
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
Our lead clinical-stage asset is CD388, a DFC intended for influenza prophylaxis, which we discovered and advanced to the clinic under a partnership with J&J Innovative Medicine, previously Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson, or Janssen. To date, we have completed two Phase 1 studies and one Phase 2a study of CD388 under our prior license and collaboration agreement we entered into with Janssen in March 2021, or Janssen Collaboration Agreement. In 2023, as part of a prioritization of its research and development, or R&D, business, Janssen disclosed its intention to discontinue internal development of multiple product candidates in its infectious disease pipeline, including CD388. Through a competitive process, we reacquired all rights to develop and commercialize CD388 by executing a license and technology transfer agreement with Janssen, or the Janssen License Agreement, in April 2024. Under the terms of the Janssen License Agreement, we received an exclusive, worldwide, fee-bearing but royalty-free license under certain Janssen-controlled technology to develop, manufacture and commercialize compounds, including CD388.
Concurrent with the CD388 reacquisition, we completed a private placement pursuant to which we sold an aggregate of 240,000 shares of our Series A Convertible Voting Preferred Stock to certain institutional and other accredited investors, or the April 2024 Private Placement, which was led by RA Capital Management, with significant participation from Bain Capital Life Sciences, Biotech Value Fund, or BVF, and Canaan Partners. The April 2024 Private Placement provided $240.0 million in gross proceeds, of which we used $85.0 million to fund the upfront payment under the Janssen License Agreement. The remainder of the gross proceeds of $155.0 million are being utilized to develop CD388 as a universal preventative against seasonal and pandemic influenza A and B, beginning with the current CD388 Phase 2b NAVIGATE study that we initiated in September 2024. We believe the reacquisition of CD388 is transformational for Cidara and potentially for those who could benefit from a long-acting, universal preventative against known forms of influenza.
In addition, in April 2024 we simultaneously divested rezafungin, our sole non-Cloudbreak asset, to enable us to focus our resources on the development of CD388. We entered into an Asset Purchase Agreement, or Napp Purchase Agreement, with Napp Pharmaceutical Group Limited, or Napp, an affiliate of Mundipharma Medical Company, or Mundipharma, our licensee for the asset in all territories other than the U.S. and Japan, pursuant to which we sold to Napp all of our rezafungin assets, including our right to receive future milestones and royalties under the License Agreement between us and Melinta Therapeutics, LLC, or Melinta (our U.S. licensee), or the Melinta License Agreement, and the License and Collaboration Agreement between us and Mundipharma, or the Mundipharma Collaboration Agreement.
Following these transactions, our sole R&D focus has now shifted to our proprietary Cloudbreak platform, which enables the development of novel DFCs that inhibit specific disease targets while simultaneously engaging the immune system. With the reacquisition of CD388, it is now our most advanced DFC program. CD388 is a highly potent antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza.
In November 2024, we completed a private placement pursuant to which we sold an aggregate of 3,892,274 shares of our common stock and pre-funded warrants to purchase up to an aggregate of 3,149,035 shares of common stock to certain institutional and other accredited investors, or the November 2024 Private Placement. The November 2024 Private Placement provided $105.0 million in gross proceeds.
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

CIDARA THERAPEUTICS, INC.
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
CD388 was well-tolerated up to 900 milligrams, or mg (maximum dose tested):
In total, 108 subjects were dosed in our Phase 1 and Phase 2a studies, 84 of which were dosed subcutaneously, or SQ, and 24 were dosed intramuscularly, or IM.

CIDARA THERAPEUTICS, INC.

Percent of SQ CD388 or Placebo Treatment Related Adverse Events in Phase 1 and Phase 2a studies
	First in Human Study (Phase 1)	Japanese Bridging Study (Phase 1)	Human Challenge Study (Phase 2a)
Dose	CD388 N=8/dose; Placebo N=12	CD388 N=7*/dose; Placebo N=6	50mg N=2; 150mg N=28; Placebo N=29
Placebo	33.3	16.7	—
50 mg	62.5	28.6	—
150 mg	12.5	12.5	—
450 mg	—	—	N/A
900 mg	25.0	N/A	N/A
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

CIDARA THERAPEUTICS, INC.
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
CD388 Phase 2a and Phase 1 Data Presentations at the ID Week conference:
In October 2024, we presented additional data from the Phase 2a study and the Phase 1 First-in-Human study. The first presentation was an oral presentation that showed that among those participants who had serology confirmation of influenza infection in the Phase 2a study the rates of symptomatic clinical influenza and viral load AUC were significantly lower for CD388 participants versus placebo participants. The second presentation was a poster presentation that showed comprehensive safety and pharmacokinetic data from the First-in-Human Phase 1 study. This poster demonstrated that a single dose of CD388 should be sufficient to last through an entire influenza season and the lack of hypersensitivity or anti-drug antibodies with repeat dosing of CD388.
Peer-reviewed Manuscript on CD388 Preclinical Data Accepted for Publication:
A peer-reviewed manuscript describing the design and preclinical characterization of CD388 has been accepted for publication and is expected to appear in print in the first half of 2025. The manuscript highlights the potent, universal antiviral activity of CD388 in cell-based assays and lethal mouse infection models, and low potential for resistance development.

CIDARA THERAPEUTICS, INC.
CD388 Phase 2b NAVIGATE Study Timeline
We initiated the CD388 Phase 2b NAVIGATE study during the 2024-25 Northern Hemisphere influenza season, with dosing of the first subjects on September 20, 2024. The CD388 Phase 2b NAVIGATE study is a randomized, double-blinded, controlled trial with single doses of CD388 or placebo administered at the beginning of the influenza season with subjects followed for the influenza season to monitor for breakthrough cases of influenza. The primary endpoint of this study will compare the rates of laboratory-confirmed clinical influenza between different single dose levels of CD388 and placebo over an influenza season. The patient population in this study will be healthy adults who have not received an influenza vaccination for the upcoming season. In December 2024, we announced that we had reached full planned enrollment of at least 5,000 subjects across clinical trial sites in the United States and the United Kingdom. Topline data is expected in the third quarter of 2025. Given the severity of the 2024-25 flu season, we may consider a potential early analysis of efficacy data from the ongoing CD388 Phase 2b NAVIGATE study in the first half of 2025. If an analysis of the CD388 Phase 2b NAVIGATE study is completed in the first half of 2025, such results will be disclosed and we may consider initiating a Phase 3 study during the 2025-26 Northern Hemisphere influenza season. Refer to other risks described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
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

CIDARA THERAPEUTICS, INC.
OUR STRATEGY
Our objective is to become the leading biotechnology company in the discovery, development and commercialization of targeted therapies designed to save lives and improve the standard of care for patients facing serious diseases. Key elements of our strategy include:
•Develop and commercialize our lead clinical-stage asset CD388, a DFC intended for influenza prophylaxis. On September 23, 2024, we announced the first subjects dosed in the CD388 Phase 2b NAVIGATE study to evaluate the efficacy and safety of CD388 for the pre-exposure prophylaxis of influenza during the 2024-25 flu season and on December 4, 2024, announced that the study had reached its full planned enrollment of at least 5,000 subjects. Topline data is expected in the third quarter of 2025. Given the severity of the 2024-25 flu season, we may consider a potential early analysis of efficacy data from the ongoing CD388 Phase 2b NAVIGATE study in the first half of 2025. If an analysis of the CD388 Phase 2b NAVIGATE study is completed in the first half of 2025, such results will be disclosed and we may consider initiating a Phase 3 study during the 2025-26 Northern Hemisphere influenza season. According to the U.S. Centers for Disease Control and Prevention, or CDC, preliminary cumulative estimated flu disease burden for the 2024-25 flu season observed as of January 18, 2025, the seasonal flu virus was circulating at high levels, causing many illnesses and possibly deaths and was continuing to rise.
•Continue business development discussions for our oncology DFC programs, including CBO421. Our lead oncology development candidate, CBO421, targets CD73 in the adenosine pathway. CBO421 received IND clearance in July 2024. We may fund these programs with grant or government contract funding or through new partnerships we may consider. We will also continue to establish intellectual property related to the Cloudbreak platform, its applications and development candidates.
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

CIDARA THERAPEUTICS, INC.
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
•Strong target binding: High affinity to essential, conserved targets on the virus surface and/or cell surface.
•Long duration of action: Months of protection from disease with a single dose.
•Rapid onset: Rapid distribution to site of infection for treatment of disease.
Cloudbreak Influenza Program and Our DFC Development Candidate CD388
Influenza is a respiratory infection caused by influenza viruses. The influenza virus can cause mild to severe illness, and at times can lead to death. Young children, adults older than 65 years, pregnant women and immunocompromised patients are more prone to infection, but even healthy people are at risk of infection with seasonal influenza. The primary preventive measure to protect against influenza is the seasonal vaccine, which remains the best mode to prevent influenza related illness, despite its limitations. However, the efficacy of the vaccine varies, with recent studies estimating that the influenza vaccine reduces the risk of influenza illness by between 38% and 62%, depending on the virus strain and age and health of the recipient, among other factors. While today’s influenza vaccines are credited with significant public health benefits and offer our current best defense, only 52% of Americans get an annual influenza vaccine. As a result, a large proportion of Americans are still at risk of getting influenza yearly. For example, during the 2018-19 influenza season, 71% did not respond to vaccination and 34,200 people died of influenza-related illness in the U.S. The estimated average annual total economic burden of influenza to the U.S. healthcare system and society is more than $11.2 billion. In years when the seasonal vaccine results in sub-optimal protection such as the 2018-19 influenza season when the CDC estimated vaccine effectiveness to be 29% in the U.S., more patients are at higher risk for serious complications resulting from influenza. Vulnerable patient populations must then rely upon therapeutic options.
Older antiviral medications, such as amantadine and rimantadine, are no longer recommended for use because of high levels of resistance. Currently, four antiviral drugs are recommended by the CDC for treating influenza:
•oseltamivir phosphate (Tamiflu®);
•zanamivir (Relenza®);
•peramivir (Rapivab®); and
•baloxavir marboxil (Xofluza™).

CIDARA THERAPEUTICS, INC.
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
In Vitro Studies Measuring CD388 Potency Against Multiple Influenza Strains
We evaluated CD388 in vitro for its ability to inhibit viral replication in cell-based assays versus broad panels of seasonal and pandemic Influenza A strains, including H1N1 pandemic strains, H3N2, high pathogenicity H5N1 and H7N9 strains, oseltamivir (Tamiflu)-resistant H1N1, and influenza B strains, including zanamivir (Relenza)-resistant influenza B. CD388 showed potent activity against all the strains tested, including influenza B, which is less sensitive to oseltamivir phosphate.
In Vivo Studies Measuring CD388 Potency Against Multiple Influenza Strains in Lethal Infection Models
We evaluated CD388 in vivo in lethal mouse models against multiple H1N1, H3N2 and influenza B strains. CD388 provided full protection against all strains tested with single, low doses.
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
In Vitro Studies Measuring CD388 Potency Against Historical and Circulating High-Pathogenicity Influenza Strains
In cell-based microneutralization assays against historical and currently circulating high pathogenicity influenza strains, including recently identified H5N1 strains, CD388 demonstrated potent activity, superior to oseltamivir (Tamiflu) and zanamivir (Relenza).

CIDARA THERAPEUTICS, INC.
Cloudbreak Oncology Program and Our DFC Development Candidate CBO421
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
LICENSE AGREEMENTS
Janssen License Agreement
On April 23, 2024, we reacquired all rights to develop and commercialize CD388 when we entered into the Janssen License Agreement, which also effectively terminated the Janssen Collaboration Agreement, which we entered into in March 2021, including the license granted by us to Janssen.
Under the Janssen License Agreement, we assumed responsibility for further clinical development, manufacture, registration and commercialization of DFCs based on our Cloudbreak platform for the prevention and treatment of influenza, including CD388 and products or compounds containing CD388. Janssen granted us an exclusive, worldwide, fee-bearing royalty-free license for certain Janssen-controller technology to develop, manufacture, and commercialize compounds and products, including CD388. Janssen agreed to (i) transfer and disclose to us certain Janssen-controlled know-how related to CD388, including manufacturing know-how, data and documentation, (ii) transfer all existing quantities of CD388 clinical materials, and (iii) transfer the cell banks used by or on behalf of Janssen for the production of CD388.
We paid Janssen an upfront payment of $85.0 million on April 24, 2024. We are also obligated to pay Janssen up to $150.0 million in development and regulatory milestone payments with respect to CD388 and up to $455.0 million in commercialization milestone payments with respect to CD388. We have no obligation to pay any royalties to Janssen for future sales of any commercialized CD388 product.
MANUFACTURING
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties to manufacture supplies of CD388, any other Cloudbreak development candidates, and any future product candidates. Our third-party contract manufacturers are currently producing, and will produce in the future, our product candidates for use in our preclinical studies and clinical trials and ultimately for commercial supply utilizing reliable and reproducible processes and common manufacturing techniques.
INTELLECTUAL PROPERTY
The proprietary nature of, and protection for, CD388, CBO421, our other DFCs, our Cloudbreak platform, our processes and our know-how are important to our business. We seek to protect our proprietary position through patent protection in the U.S. and internationally where available and when appropriate. Our policy is to pursue, obtain, maintain and defend patent rights, developed internally and/or potentially licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in

CIDARA THERAPEUTICS, INC.
protecting our inventions, improvements and technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors-Risks Related to Our Intellectual Property.”
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
We have established, and will continue to build, proprietary positions for CD388, CBO421, and other product candidates and technology in the U.S. and abroad. As of March 6, 2025, our patent portfolio included eight families of patents and patent applications related to various aspects of CD388, and four families of patent applications related to various aspects of CBO421.
With respect to CD388, we received the first U.S. patent in December 2022. The patent is projected to expire in 2039 plus any available patent term extension. The latest of the issued patents and any patents that result from our currently pending applications would be expected to expire in 2044, should they be issued, excluding any additional term for patent term adjustments or applicable patent term extensions.
With respect to CBO421, the latest of any patents that result from our currently pending applications would be expected to expire in 2045, should they be issued, excluding any additional term for patent term adjustments or applicable patent term extensions.
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
COMPETITION
The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. We believe that CD388 and any other Cloudbreak development candidates we pursue in the future, combined with our scientific and development expertise in the field of anti-infectives, provide us with competitive advantages over our peers. However, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, and biotechnology companies, as well as from generic drug manufacturers, academic institutions, governmental agencies and public and private research institutions.
For certain patient populations and approved indications, we expect that CD388 will be used in conjunction with approved vaccines for influenza in order to provide additional protection. For other patient populations and approved indications, we expect that CD388 may compete with approved vaccines for influenza and approved agents for the treatment of viral influenza infections, including neuraminidase inhibitors such as Tamiflu, Relenza, and Peramivir, and endonuclease inhibitors such as Xofluza. We intend to develop other product candidates through our Cloudbreak platform for the prevention and treatment of other viral infections. We are aware of a number of approved and investigational vaccines and/or therapies in these areas. We expect that CBO421 would compete against approved anticancer therapeutics as well as investigational CD73-targeting small molecule drugs, including quemliclustat being developed by Arcus Biosciences, Inc. and monoclonal antibodies, including oleclumab being developed by AstraZeneca PLC.
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
U.S. Drug Approval Process
In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and biologics under the Public Health Service, or PHS, Act and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.
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
•submission to the FDA of a Biologics License Application, or BLA;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, purity, and potency; and
•FDA review and approval of the BLA.
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
Marketing Approval
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs and clinical BLA supplements are additionally subject to a substantial application fee, and the sponsor of an approved BLA is also subject to annual program fees, which are typically increased annually.
The FDA conducts a preliminary review of all BLAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept a BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of BLAs. Under these goals, the FDA has committed to review most such applications for non-priority products within ten months, and most applications for priority review products, that is, drugs that the FDA determines represent a significant improvement over existing therapy, within six months from filing. The review process may be extended by the FDA to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drugs or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a

CIDARA THERAPEUTICS, INC.
recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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
After the FDA’s evaluation of the BLA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction via additional information submitted to the FDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the BLA. Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including Risk Evaluation and Mitigation Strategies, or REMs, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
In addition to other benefits, such as the ability of the sponsor to use surrogate endpoints in the evaluation of the pivotal clinical trials and have more frequent interactions with the FDA, the FDA may initiate review of sections of a Fast Track product’s BLA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the BLA is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
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
The FDA may impose a number of post-approval requirements, including REMS, as a condition of approval. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.
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

CIDARA THERAPEUTICS, INC.
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
For example, implementation of the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. There have been amendments to and executive judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025

CIDARA THERAPEUTICS, INC.
by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact Affordable Care Act.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional Congressional action is taken. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, effective January 1, 2024.
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. At the federal level there have been several presidential executive orders and U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least seven years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first 10 drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected 15 additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.
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

CIDARA THERAPEUTICS, INC.
EMPLOYEES
As of February 27, 2025, we had 38 total employees, 8 of whom hold Ph.D. or M.D. degrees, 20 of whom were engaged in research and development activities and 18 of whom were engaged in business development, finance, information systems, facilities, human resources, legal or administrative support. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
CORPORATE INFORMATION
We were incorporated in Delaware as K2 Therapeutics, Inc. in December 2012. In July 2014, we changed our name to Cidara Therapeutics, Inc. Our principal executive offices are located at 6310 Nancy Ridge Drive, Suite 101, San Diego, California 92121, and our telephone number is (858) 752-6170.
We formed wholly-owned subsidiaries, Cidara Therapeutics UK Limited in England, and Cidara Therapeutics (Ireland) Limited, in Ireland, in March 2016 and October 2018, respectively, for the purpose of developing our product candidates in Europe.
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
Risks Related to Our Financial Position and Need for Additional Capital
Due to the delayed filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2023, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale or resale of securities, which may adversely affect our ability to raise future capital.
As a result of the late filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2023, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934, as amended, or the Exchange Act, for at least 12 calendar months (or through May 1, 2025), and there can be no assurance that we will be able to file all such reports in a timely manner in the future. Should we wish to register the offer and sale of additional securities to the public, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our business, strategic plan and financial condition.

CIDARA THERAPEUTICS, INC.
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
Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. As of December 31, 2024, we had cash, cash equivalents and restricted cash of $196.2 million.
The global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. In addition, we may not be able to access a portion of our existing cash, cash equivalents and restricted cash due to market conditions such as potential future disruptions in access to bank deposits or lending commitments due to bank failures, which could have a material adverse effect on our business and financial condition. In addition, if the financial market disruptions and economic slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could negatively affect our financial condition and our ability to pursue our business strategy.
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
In November 2018, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Sales Agreement. We will not be able to sell any additional shares of our common stock under the Sales Agreement until at least May 1, 2025, due to the loss of our Form S-3 eligibility for primary and secondary offerings.

CIDARA THERAPEUTICS, INC.
In April 2024, we entered into a securities purchase agreement with certain institutional and other accredited investors, pursuant to which we issued and sold, in a private placement, or the April 2024 Private Placement, 240,000 shares of Series A Convertible Voting Preferred Stock, for which we received total gross proceeds of $240.0 million. The proceeds from the April 2024 Private Placement were used to fund the upfront payment of $85.0 million under a license and technology transfer agreement with J&J Innovative Medicine, previously Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson, or Janssen, and the remainder of the gross proceeds of $155.0 million are being utilized to develop CD388 as a universal preventative against seasonal and pandemic influenza A and B, beginning with the current CD388 Phase 2b NAVIGATE study that we initiated in September 2024. On July 19, 2024, we issued 2,469,250 shares of common stock upon the automatic conversion of 35,275 shares of such Series A Convertible Voting Preferred Stock.
In November 2024, we entered into a securities purchase agreement with certain institutional accredited investors, pursuant to which we issued and sold, in a private placement, or the November 2024 Private Placement, (i) an aggregate of 3,892,274 shares of our common stock, and (ii) in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 3,149,035 shares of common stock, for which we received total gross proceeds of $105.0 million.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, like our sale of Series A Convertible Voting Preferred Stock in the April 2024 Private Placement and our sale of common stock and pre-funded warrants in the November 2024 Private Placement, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
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
Since our inception, we have incurred significant operating losses. We incurred a net loss of $169.8 million and $22.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $611.3 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with our prior collaborations. We have completed Phase 1 and Phase 2a studies of CD388. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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

CIDARA THERAPEUTICS, INC.
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
The active conflicts in the Middle East and the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. For example, in connection with the conflict between Russia and Ukraine, the U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Belarus, as well as Belarusian and Russian interests, and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia or Belarus, is currently unknown and they could adversely affect our business, supply chain, partners or customers.
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
We received IND clearance for CD388, our DFC for prevention and treatment of influenza, from the FDA in March 2022 and have completed a Phase 1 clinical trial and a Phase 2a clinical trial of CD388 to evaluate the pre-exposure prophylactic activity of CD388 against influenza virus as well as a separate Phase 1 Japanese bridging study. In September 2024, we initiated the CD388 Phase 2b NAVIGATE trial to be conducted during the Northern Hemisphere influenza season and on December 4, 2024 we announced that enrollment in the trial was complete. We received IND clearance for CBO421 in July 2024. Our assumptions about why CD388 is worthy of continued development, as well as our assumptions about the market for CD388 or any other potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of any marketing approval for CD388, and the regulatory paths for marketing approval for additional products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of CD388 and any other product candidates we may develop will depend on many factors, including the following:
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
We may not be able to complete the ongoing CD388 Phase 2b NAVIGATE trial or enroll a sufficient number of eligible subjects into one or more Phase 3 trials to support regulatory approval of CD388, as required by the FDA or similar regulatory authorities outside the U.S., or if we do not believe that the number of patients required by such regulatory authorities can be enrolled in a reasonable timeframe.
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

CIDARA THERAPEUTICS, INC.
In addition, we are heavily reliant on third-party contractors, including contractors that import clinical trial materials, and contract research organizations, or CROs, that conduct and monitor our clinical trials, and interact with regional or local regulators and ethics committees on our behalf. If we experience significant difficulties with any of our key contractors such that we determine it is in the best interests of the clinical trials to replace a key contractor, this could result in a significant delay in enrollment.
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
Our inability to enroll and retain a sufficient number of patients into Phase 3 clinical trials in a reasonable timeframe may require us to abandon the entire CD388 clinical development program. Any enrollment delays would result in increased development costs, which could cause the value of our company to decline and could limit our ability to obtain necessary additional financing.
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
Moreover, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For example, the historically observed high rate of correlation for clinical efficacy for antivirals based on preclinical data may not apply for our current or future product candidates, and any of the potential benefits that we anticipate for human clinical use may not be realized.
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

CIDARA THERAPEUTICS, INC.
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
We expect that CD388 will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including influenza vaccines, monoclonal antibodies targeting hemagglutinin, and small molecule neuraminidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak platform for the treatment or prevention of other serious diseases, such as solid tumors and viral infections. We are aware of a large number of approved and investigational therapies in these areas also.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
Some of our manufacturers and suppliers are located in China. Trade tensions and conflict between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations, and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. Government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations. In addition, the House of Representatives of the prior Congress (the 118th Congress) passed the BIOSECURE Act which proposed targeting U.S. government contracts, grants and loans for entities that use biotechnology equipment or services from certain named Chinese biotechnology companies and potentially other biotechnology companies designated in the future. The language of the proposed BIOSECURE Act would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract. The version of the bill passed by the prior House of Representatives included a “grandfathering” provision which provided that the BIOSECURE Act’s prohibitions would not apply to pre-existing contracts and agreements entered into prior to the legislation’s effective date until January 1, 2032. The BIOSECURE Act did not become law in the 118th Congress. It is unclear whether the current Congress (the 119th Congress) will introduce the BIOSECURE Act or similar legislation in this current congressional session and, if so, how the scope, prohibitions, or designated biotechnology companies of concern may differ from the version of the BIOSECURE Act passed by the House in the prior 118th Congress. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
•the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, which require, among other things, certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and information regarding ownership and investment interests, held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business activities, including sales or marketing arrangements and claims involving healthcare items or services including, in some states, those reimbursed by non-governmental third-party payors, including private insurers, some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
In the ordinary course of our business, we and the third parties with whom we work, collect, store, use, transmit, receive, generate, transfer, disclose, make accessible, protect, secure, dispose of, process, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive data). As a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and

CIDARA THERAPEUTICS, INC.
other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.
We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to, social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats.
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
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
In addition, our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third parties to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, CROs, contract manufacturers of clinical and commercial supplies, clinical data management organizations, medical institutions, clinical investigators, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. We also rely on third parties to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have (and may in the future) experienced delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. For example, in November 2020, Covington & Burling LLP, a law firm that has represented us, was the target of a cyberattack in which a sophisticated actor exploited a software vulnerability to access the firm’s network, including confidential client materials. Our files were not impacted by this data breach. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to manufacture or deliver our products.
We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

CIDARA THERAPEUTICS, INC.
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or take other action, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.
If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may negatively impact our ability to grow and operate our business.
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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
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
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, or CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines for intentional violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. The CCPA and certain other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
Outside the U.S., an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, and

CIDARA THERAPEUTICS, INC.
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
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain personal data transfer and localization requirements.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and we are or may become in the future subject to such obligations. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Any use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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
We publish privacy policies, marketing materials, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Regulators in the U.S. are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits,

CIDARA THERAPEUTICS, INC.
inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions (including in relation to clinical trials); limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We may engage third parties for clinical trials outside of the U.S., to sell our products abroad once we enter a commercialization phase and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
We are also subject to export control and import laws and regulations. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments and persons targeted by U.S. sanctions.
There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors or collaborators, or those of our affiliates, will comply with all applicable anti-corruption, export and import control, and sanctions laws and regulations. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results and financial condition.
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

CIDARA THERAPEUTICS, INC.
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
For example, in March 2010, the Affordable Care Act was signed into law, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act and subsequent regulations revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. However, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, effective January 1, 2024. Further, the Affordable Care Act imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance were also enacted under the Affordable Care Act, which may affect our business practices with healthcare practitioners. There have been amendments to and executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the second Trump administration will impact the Affordable Care Act and our business.
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
In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. The IRA, among other things, (1) directs the Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least seven years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first 10 drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected 15 additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

CIDARA THERAPEUTICS, INC.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
We have suspended research and development activities for our preclinical Cloudbreak programs. In order to resume work on our Cloudbreak programs for DFCs, we will need to seek funding from partnerships, the government or other sources of funding. There can be no assurances that we will be able to obtain funding from partnerships, or enter into new contracts with the U.S. government or obtain other sources of funding to support such programs. The process of completing a partnership or obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions in each instance. Further, with respect to government contracting, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of oncology products. If we cannot obtain or maintain government or other funding for our Cloudbreak programs for DFCs we may be forced to discontinue those programs.
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

CIDARA THERAPEUTICS, INC.
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
•the size and growth of our influenza or other target markets;
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
In addition, the stock market in general, and The Nasdaq Capital Market, pharmaceutical companies have experienced extreme price and volume fluctuations that may or may not have been related or proportionate to the operating performance of these companies or their product potential. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.
Our principal stockholders and management own a significant percentage of our stock and are able to exert significant influence over matters subject to stockholder approval.
Our executive officers, directors and 5% stockholders and their affiliates currently beneficially own a significant percentage of our outstanding voting stock. These stockholders have the ability to significantly influence us through this ownership position. These stockholders may be able to significantly influence all matters requiring stockholder approval, including elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Based on our evaluation of the

CIDARA THERAPEUTICS, INC.
effectiveness of our internal control over financial reporting as of September 30, 2024, we determined that we had a material weakness as of September 30, 2024 because our control over the evaluation of applicable indirect taxes in local jurisdictions and assessment of indirect tax accrued liabilities was not appropriately designed, and as a result a material misstatement in our previously issued audited consolidated financial statements for the fiscal years ended December 31, 2021 and 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 was not detected. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During 2024, as part of the remediation process, we implemented various controls to address our exposure to indirect taxes, which included additional training to existing staff, enhanced use of indirect tax consultants and experts, review and analysis of our new contracts for possible indirect tax exposures, quarterly calculations of the legal liability for indirect taxes for all shipments during the preceding quarter, and quarterly reconciliation of our legal liability account including assessment of any additional interest due or possible reversals based on compliance remediation. Based on these additional procedures and control, our management has concluded this material weakness has been remediated as of December 31, 2024. The remediation actions are also being monitored by the Audit Committee of our Board of Directors. However, we cannot assure you that we will be able to maintain effective controls and procedures. If we are unable to successfully design or operate effective controls and procedures or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock.
We are required to disclose changes made in our internal control procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a “non-accelerated filer,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Any additional undetected material weaknesses in our internal controls could lead to further financial statement restatements and require us to incur additional expenses of remediation. In addition, if we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by The Nasdaq Capital Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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

CIDARA THERAPEUTICS, INC.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 10,946,635 shares of common stock outstanding as of December 31, 2024. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate and may make it more difficult for you to sell shares of our common stock. In addition, shares of common stock that are either issuable upon the exercise of outstanding options, warrants or pre-funded warrants or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933 as amended, or Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, through the conversion of our Series A Convertible Voting Preferred Stock and Series X Convertible Preferred Stock, or through exercise of warrants and pre-funded warrants, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
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
As of December 31, 2024, there were (i) 2,104,472 shares of Series X Convertible Preferred Stock outstanding, which are convertible into an aggregate of 1,052,236 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock, and (ii) 204,725 shares of Series A Convertible Voting Preferred Stock outstanding, which are convertible into an aggregate of 14,330,750 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock. Additionally, as of December 31, 2024, there were (i) warrants to purchase up to an aggregate of 866 shares of common stock outstanding, each at an exercise price of $230.95 per share and (ii) pre-funded warrants to purchase up to an aggregate of 3,149,035 shares of common stock outstanding, each at an exercise price of $0.0001 per pre-funded warrant share.
Pursuant to our 2024 Equity Incentive Plan, our management is authorized to grant equity awards to our employees, directors and consultants. Further, we may grant awards under our 2020 Inducement Incentive Plan, as amended, to certain eligible employees. Additionally, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan. Any future grants of equity awards, warrants, pre-funded warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
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
Unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of capital raising and other transactions that have occurred since our inception in 2012, we have identified several ownership changes that will impact our ability to utilize our net operating loss and credit carryforwards. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $202.8 million, portions of which will begin to expire in 2035, and which could be limited by reason of one or more ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
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

CIDARA THERAPEUTICS, INC.
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
Businesses located in California have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power and any future blackouts could disrupt our operations. We are also vulnerable to a major earthquake, wildfire, inclement weather and other natural and man-made disasters and public health crisis and pandemic diseases, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of any such natural disaster, public health crisis or pandemic diseases and do not have an applicable recovery plan in place. In addition, if any of our third-party contract manufacturers are affected by natural disasters, such as earthquakes, power shortages or outages, floods, wildfire, public health crises, such as pandemics and epidemics, terrorism or other events outside of our control, our business and operating results could suffer. For example, as a result of global pandemics, we experienced significant disruptions in the conduct of our clinical trials and our general business operations as the result of various federal, state and local stay-at-home, shelter-in-place and quarantine measures. We carry only limited business interruption insurance that would compensate us for actual losses from interruption of our business that may occur and any losses or damages incurred by us in excess of insured amounts could cause our business to materially suffer.

CIDARA THERAPEUTICS, INC.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Risk management and strategy
We recognize the importance of maintaining the trust and confidence of our customers, clients, business partners and employees. Cybersecurity represents an important component of our overall approach to risk management. We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our clinical trials, employees and contractors, or Information Systems and Data.
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

CIDARA THERAPEUTICS, INC.
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
Item 2. Properties.
We lease a 29,638 square foot facility in San Diego, California for administrative, research and development activities. Our lease expires in December 2026, subject to our option to renew for up to two additional two-year terms. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.
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
Holders of Record
As of February 27, 2025, there were 18 holders of record for our common stock, which does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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
Recent Sales of Unregistered Securities
Except as previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission during the year ended December 31, 2024, there were no unregistered sales of equity securities by us during the year ended December 31, 2024.
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
Our lead clinical-stage asset is CD388, a DFC intended for influenza prophylaxis, which we discovered and advanced to the clinic under a partnership with J&J Innovative Medicine, previously Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson, or Janssen. To date, we have completed two Phase 1 studies and one Phase 2a study of CD388 under our prior license and collaboration agreement that we entered into with Janssen in March 2021, or the Janssen Collaboration Agreement. In 2023, as part of a prioritization of its research and development, or R&D, business, Janssen disclosed its intention to discontinue internal development of multiple product candidates in its infectious disease pipeline, including CD388. Through a competitive process, we reacquired all rights to develop and commercialize CD388 by executing a license and technology transfer agreement with Janssen, or the Janssen License Agreement, in April 2024. Under the terms of the Janssen License Agreement, we received an exclusive, worldwide, fee-bearing but royalty-free license under certain Janssen-controlled technology to develop, manufacture and commercialize compounds, including CD388.
Concurrent with the CD388 reacquisition, we completed a private placement pursuant to which we sold an aggregate of 240,000 shares of our Series A Convertible Voting Preferred Stock to certain institutional and other accredited investors, or the April 2024 Private Placement, which was led by RA Capital Management, with significant participation from Bain Capital Life Sciences, Biotech Value Fund, or BVF, and Canaan Partners. The April 2024 Private Placement provided $240.0 million in gross proceeds, of which we used $85.0 million to fund the upfront payment under the Janssen License Agreement. The remainder of the gross proceeds of $155.0 million are being utilized to develop CD388 as a universal preventative against seasonal and pandemic influenza A and B, beginning with the current CD388 Phase 2b NAVIGATE study that we initiated in September 2024. We believe the reacquisition of CD388 is transformational for Cidara and potentially for those who could benefit from a long-acting, universal preventative against known forms of influenza.
In addition, in April 2024 we simultaneously divested rezafungin, our sole non-Cloudbreak asset, to enable us to focus our resources on the development of CD388. We entered into an Asset Purchase Agreement, or Napp Purchase Agreement, with Napp Pharmaceutical Group Limited, or Napp, an affiliate of Mundipharma Medical Company, or Mundipharma, our licensee for the asset in all territories other than the U.S. and Japan, pursuant to which we sold to Napp all of our rezafungin assets, including our right to receive future milestones and royalties under the License Agreement between us and Melinta Therapeutics, LLC, or Melinta (our U.S. licensee), or the Melinta License Agreement, and the License and Collaboration Agreement between us and Mundipharma, or the Mundipharma Collaboration Agreement.
Following these transactions, our sole R&D focus has now shifted to our proprietary Cloudbreak platform, which enables the development of novel DFCs that inhibit specific disease targets while simultaneously engaging the immune system. With the reacquisition of CD388, it is now our most advanced DFC program. CD388 is a highly potent antiviral designed to deliver universal prevention and treatment of seasonal and pandemic influenza.
In November 2024, we completed a private placement pursuant to which we sold an aggregate of 3,892,274 shares of our common stock and pre-funded warrants to purchase up to an aggregate of 3,149,035 shares of common stock to certain institutional and other accredited investors, or the November 2024 Private Placement. The November 2024 Private Placement provided $105.0 million in gross proceeds.
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

CIDARA THERAPEUTICS, INC.
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
CD388 was well-tolerated up to 900 milligrams, or mg (maximum dose tested):
In total, 108 subjects were dosed in our Phase 1 and Phase 2a studies, 84 of which were dosed subcutaneously, or SQ, and 24 were dosed intramuscularly, or IM.

Percent of SQ CD388 or Placebo Treatment Related Adverse Events in Phase 1 and Phase 2a studies
	First in Human Study (Phase 1)	Japanese Bridging Study (Phase 1)	Human Challenge Study (Phase 2a)
Dose	CD388 N=8/dose; Placebo N=12	CD388 N=7*/dose; Placebo N=6	50mg N=2; 150mg N=28; Placebo N=29
Placebo	33.3	16.7	—
50 mg	62.5	28.6	—
150 mg	12.5	12.5	—
450 mg	—	—	N/A
900 mg	25.0	N/A	N/A
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

CIDARA THERAPEUTICS, INC.
First in Human - single CD388 dose of 150 mg to 450 mg potentially provides seasonal coverage:
CD388 demonstrated protection in Phase 2a Human Challenge Model:

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
CD388 Phase 2a and Phase 1 Data Presentations at the ID Week conference:
In October 2024, we presented additional data from the Phase 2a study and the Phase 1 First-in-Human study. The first presentation was an oral presentation that showed that among those participants who had serology confirmation of influenza infection in the Phase 2a study the rates of symptomatic clinical influenza and viral load AUC were significantly lower for CD388 participants versus placebo participants. The second presentation was a poster presentation that showed comprehensive safety and pharmacokinetic data from the First-in-Human Phase 1 study. This poster demonstrated that a single dose of CD388 should be sufficient to last through an entire influenza season and the lack of hypersensitivity or anti-drug antibodies with repeat dosing of CD388.
Peer-reviewed Manuscript on CD388 Preclinical Data Accepted for Publication:
A peer-reviewed manuscript describing the design and preclinical characterization of CD388 has been accepted for publication and is expected to appear in print in the first half of 2025. The manuscript highlights the potent, universal antiviral activity of CD388 in cell-based assays and lethal mouse infection models, and low potential for resistance development.
CD388 Phase 2b NAVIGATE Study Timeline
We initiated the CD388 Phase 2b NAVIGATE study during the 2024-25 Northern Hemisphere influenza season, with dosing of the first subjects on September 20, 2024. The CD388 Phase 2b NAVIGATE study is a randomized, double-blinded, controlled trial with single doses of CD388 or placebo administered at the beginning of the influenza season with subjects followed for the influenza season to monitor for breakthrough cases of influenza. The primary endpoint of this study will compare the rates of laboratory-confirmed clinical influenza between different single dose levels of CD388 and placebo over an influenza season. The patient population in this study will be healthy adults who have not received an influenza vaccination for the upcoming season. In December 2024, we announced that we had reached full planned enrollment of at least 5,000 subjects across clinical trial sites in the United States and the United Kingdom. Topline data is expected in the third quarter of 2025. Given the severity of the 2024-25 flu season, we may consider a potential early analysis of efficacy data from the ongoing CD388 Phase 2b NAVIGATE study in the first half of 2025. If an analysis of the CD388 Phase 2b NAVIGATE study is completed in the first half of 2025, such results will be disclosed and we may consider initiating a Phase 3 study during the 2025-26 Northern Hemisphere influenza season. Refer to other risks described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
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

CIDARA THERAPEUTICS, INC.
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

CIDARA THERAPEUTICS, INC.
Impact of Macroeconomic Conditions
Our business is subject to various trends, events or uncertainties that are reasonably likely to cause our reported financial information not to be necessarily indicative of future operating results or of future financial condition. We may be impacted by broader macroeconomic conditions, including global pandemics, inflation, bank failures, labor shortages, supply chain disruptions, recession risks, the recent presidential election in the U.S., potential tariffs and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions and the active conflicts in the Middle East. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has recently experienced significant decreases in value. This volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance.
Common Stock Equivalents Outstanding
As of December 31, 2024, we had 10,946,635 shares of common stock outstanding, 204,725 shares of Series A Convertible Voting Preferred Stock outstanding, which are convertible into 14,330,750 shares of common stock, 2,104,472 shares of Series X Convertible Preferred Stock outstanding, which are convertible into 1,052,236 shares of common stock, warrants to purchase up to 866 shares of our common stock outstanding, pre-funded warrants to purchase up to 3,149,035 shares of our common stock outstanding, and outstanding stock options and restricted stock units covering 2,481,011 shares of our common stock for a total of 31,960,533 shares of common stock equivalents outstanding.
Liquidity Overview
We have a limited operating history and the sales and income potential of our business and market are unproven. We have experienced net losses and negative cash flows from operating activities since our inception. As of December 31, 2024, we had an accumulated deficit of $611.3 million. We expect to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.
At December 31, 2024, we had cash, cash equivalents and restricted cash of $196.2 million, which we expect will provide sufficient liquidity for a period of at least one year following the date that our consolidated financial statements are issued as part of this Annual Report on Form 10-K.
Our ability to execute our current business plan depends on our ability to obtain additional funding through equity offerings, debt financings, other third-party funding, or potential licensing or collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute our business plan.
We plan to continue to fund our losses from operations through cash, cash equivalents and restricted cash on hand, as well as through future equity offerings, debt financings, other third-party funding, or potential licensing or collaboration arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.
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

CIDARA THERAPEUTICS, INC.
Acquired In-process Research and Development Expenses
Acquired in-process research and development, or IPR&D, expenses include consideration for the purchase of IPR&D through asset acquisitions and license agreements as well as payments made in connection with asset acquisitions and license agreements upon the achievement of development milestones.
We evaluate license agreements for IPR&D projects to determine if it meets the definition of a business and thus should be accounted for as a business combination. If the license agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and have no alternative future use, we expense payments made under such license agreements as acquired IPR&D expense in our consolidated statements of operations and comprehensive loss. In those cases, payments for milestones achieved and payments for a product license prior to regulatory approval of the product are expensed in the period incurred. Payments made in connection with regulatory and sales-based milestones will be capitalized and amortized to cost of revenue.
Research and development expenses
Our R&D expenses have related primarily to nonclinical and clinical development of our Cloudbreak platform. R&D expenses consist of wages, benefits and stock-based compensation for R&D employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses in preclinical development and certain manufacturing expenses before FDA approval, and nonclinical and clinical trial costs. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or other activities within studies and other events.
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
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.
R&D expenses by major program or category for the years ended December 31, 2024, and 2023, were as follows (in thousands):

	Year ended December 31,
	2024	2023
Cloudbreak platform	56,454	25,936
Personnel costs	13,039	8,568
Other research and development expenses	2,386	2,259
Total research and development expenses	$71,879	$36,763

CIDARA THERAPEUTICS, INC.
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
General and administrative expenses
General and administrative, or G&A, expenses relate to finance, human resources, legal and other administrative activities. G&A expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial planning, and support functions. Other G&A expenses include facility and overhead costs not otherwise included in R&D expenses, consultant expenses, travel expenses, professional fees for auditing, tax, legal, and other services.
Other income, net
Other income, net consists primarily of interest income and expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market accounts for cash, cash equivalents and restricted cash. Interest expense represents interest on finance lease liabilities.
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
We present discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results from discontinued operations of the rezafungin assets prior and subsequent to its sale are presented as net income from discontinued operations, net of income taxes, in the consolidated statements of operations and comprehensive loss for all periods presented, including the loss on disposal of discontinued operations recognized during the second quarter of 2024. The assets and liabilities for the rezafungin operations related activities prior and subsequent to its sale have been classified as discontinued operations and segregated for all periods presented in the consolidated balance sheets. See Note 10 to the consolidated financial statements for additional information.
CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reporting periods. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements contained in this Annual Report on Form 10-K, the significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:
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

CIDARA THERAPEUTICS, INC.
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
See Note 7 and Note 10 to the consolidated financial statements for additional information.
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

CIDARA THERAPEUTICS, INC.
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023	Change
Collaboration revenue	$1,275	$23,283	$(22,008)
Acquired in-process research and development	84,883	—	$84,883
Research and development	71,879	36,763	35,116
General and administrative	20,615	13,580	7,035
Other income, net	5,811	1,995	3,816
Income tax expense	—	(15)	15
Income from discontinued operations, net of income taxes	464	2,149	(1,685)
Collaboration revenue
Collaboration revenue was $1.3 million and $23.3 million for the years ended December 31, 2024 and 2023, respectively, and related to the achievement of milestones and ongoing R&D and clinical supply services provided to Janssen under the Janssen Collaboration Agreement. The Janssen Collaboration Agreement was terminated upon the effectiveness of the Janssen License Agreement on April 24, 2024.
Acquired in-process research and development expenses
Acquired IPR&D expenses were $84.9 million for the year ended December 31, 2024 and related to an upfront payment of $85.0 million paid to Janssen under the Janssen License Agreement, on April 24, 2024, plus $0.4 million in direct transaction costs, offset by a settlement gain of $0.5 million to settle the preexisting Janssen Collaboration Agreement relationship.
Research and development expenses
R&D expenses were $71.9 million for the year ended December 31, 2024 compared to $36.8 million for the year ended December 31, 2023. The increase in R&D expenses is primarily due to higher expenses associated with our CD388 Phase 2b NAVIGATE study and higher personnel costs, including $1.2 million for severance and employee benefits incurred related to a reduction in force, offset by lower nonclinical expenses associated with our Cloudbreak platform.
General and administrative expenses
G&A expenses were $20.6 million for the year ended December 31, 2024 compared to $13.6 million for the year ended December 31, 2023. The increase in G&A expenses is primarily due to higher audit fees, legal costs, and personnel costs.
Other income, net
Other income, net during the years ended December 31, 2024 and 2023 related primarily to interest income generated from cash held in interest-bearing accounts, offset by interest expense on finance lease liabilities.
Income tax expense
Income tax expense for the year ended December 31, 2023 is primarily the result of capitalized Internal Revenue Code, or IRC, Section 174 research and development expenditures, effective January 1, 2022, creating taxable income which can be offset with net operating losses and credits that are limited in use by IRC Sections 382 and 383. For the year ended December 31, 2023 the tax provision for income taxes from continuing operations consisted primarily of state minimum taxes.
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

CIDARA THERAPEUTICS, INC.
Income from discontinued operations was $0.5 million for the year ended December 31, 2024 and primarily consisted of revenue of $29.3 million related to sale of rezafungin assets, including sale of IP and inventory, product revenue related to shipments of REZZAYO naked vials to Mundipharma, as well as R&D and clinical supply services provided to Mundipharma and Melinta, offset by (i) cost of product revenue of $9.0 million, (ii) R&D expenses of $10.5 million associated with the rezafungin clinical trial and development costs, (iii) selling, general and administrative, or SG&A, expenses of $7.5 million primarily associated with rezafungin-related patent costs, accrued interest and penalties for indirect taxes for rezafungin-related shipments and accrued indirect tax penalties on disposal of rezafungin, and (iv) loss on disposal of discontinued operations of $1.8 million.
Income from discontinued operations was $2.1 million for the year ended December 31, 2023 and primarily consisted of revenue of $40.6 million related to the achievement of milestones and R&D and clinical supply services provided to Mundipharma and Melinta, as well as product revenue related to shipments of REZZAYO naked vials to Mundipharma and Melinta, offset by (i) cost of product revenue of $1.5 million, (ii) R&D expenses of $31.8 million associated with the rezafungin clinical trial and development costs, (iii) SG&A expenses of $4.8 million primarily associated with amortization of contract costs related to obtaining the Melinta License Agreement, rezafungin-related patent costs and accrued interest and penalties for indirect taxes for rezafungin-related shipments, and (iv) income tax expense of $0.4 million.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are our cash, cash equivalents and restricted cash, as well as equity financings. We have devoted our resources to funding R&D programs, including research, preclinical and clinical development activities.
Our ability to fund future operating needs will depend on a combination of equity, debt or other financing structures, potentially entering into collaborations, strategic alliances or licensing arrangements with third parties or receiving government and/or charitable grants or contracts. Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, financial markets in the U.S. and worldwide from geopolitical and macroeconomic events, including global pandemics, the recent presidential election in the U.S., the ongoing Russia-Ukraine conflict and related sanctions, the active conflicts in the Middle East, and bank failures. As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2023, we lost our Form S-3 eligibility for primary and secondary offerings for at least 12 calendar months following the date our Annual Report on Form 10-K filing was first delinquent, or through May 1, 2025.
On April 23, 2024, we entered into a securities purchase agreement with certain institutional and other accredited investors named therein in connection with the April 2024 Private Placement, pursuant to which we issued and sold 240,000 shares of Series A Convertible Voting Preferred Stock at a purchase price of $1,000 per share. The closing of the April 2024 Private Placement took place on April 24, 2024, and we received total gross proceeds of $240.0 million. As a condition to the effectiveness of the Janssen License Agreement, we paid Janssen an upfront payment of $85.0 million on April 24, 2024.
On September 9, 2024, our management, as authorized by our board of directors, approved a reduction in our workforce of 20 employees, which represented approximately 30% of our workforce, or the Reduction. The Reduction was substantially completed by November 1, 2024 and has and is expected to continue to substantially reduce our capital needs related to recurring personnel costs going forward. As a result of the Reduction, we incurred charges of approximately $1.2 million for severance payments and employee benefits included in R&D expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. We do not expect to incur additional charges related to the Reduction. As of December 31, 2024, approximately $0.1 million of these charges were unpaid and included in accrued compensation and benefits in the consolidated balance sheets. We expect these charges to be paid during the first quarter of 2025.
On November 20, 2024, we entered into a securities purchase agreement with certain institutional and other accredited investors named therein, or the November 2024 Purchasers, in connection with the November 2024 Private Placement, pursuant to which we issued and sold (i) an aggregate of 3,892,274 shares of our common stock at a purchase price of $14.912 per share, and (ii) in lieu of shares of common stock to certain November 2024 Purchasers, pre-funded warrants to purchase up to an aggregate of 3,149,035 shares of common stock at a purchase price of $14.9119 per pre-funded warrant (representing the $14.912 per share purchase price less the exercise price of $0.0001 per pre-funded warrant share). The pre-funded warrants are exercisable at any time after their original issuance and will not expire. The closing of the November 2024 Private Placement took place on November 26, 2024, and we received total gross proceeds of $105.0 million.
On December 11, 2024, we established a standby letter of credit with our banking institution, Wells Fargo, for $6.0 million for the benefit of our indirect tax service provider, as it relates to indirect tax compliance services in various tax jurisdictions outside of the U.S. in connection with the rezafungin supply chain activities and commercial sales of REZZAYO. The letter of credit expires on November 30, 2025 and is automatically extended without amendment for an additional one-year period from the current expiration date, unless notified by us to terminate prior to 90 days from any

CIDARA THERAPEUTICS, INC.
expiration date. The cash held as collateral for this standby letter of credit is recorded as restricted cash and is held in an interest-bearing account.
As of December 31, 2024 we have no outstanding loan balances.
Our finance lease for lab equipment expires in January 2027. Total undiscounted finance lease payments are $0.6 million as of December 31, 2024.
Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2026 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to us. As of December 31, 2024, we were not reasonably certain that we would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments were $3.4 million as of December 31, 2024.
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
We enter into contracts in the normal course of business with vendors for R&D activities, manufacturing, and professional services that generally provide for termination either on notice or after a notice period. Our material cash requirements include costs to conduct R&D activities associated with our Cloudbreak platform, as well as personnel and G&A support costs.
Comparison of cash flows for the years ended December 31, 2024 and 2023
The following table shows a summary of our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(176,533)	$(22,432)
Investing activities	(129)	(505)
Financing activities	337,061	25,984
Net increase in cash, cash equivalents and restricted cash	160,399	3,047
Cash, cash equivalents and restricted cash at beginning of year	35,778	32,731
Cash, cash equivalents and restricted cash at end of year	$196,177	$35,778
Operating activities
Net cash used in operating activities was $176.5 million for the year ended December 31, 2024, compared to $22.4 million for the year ended December 31, 2023. Cash used in operating activities for the year ended December 31, 2024 was primarily attributable to (i) a net loss of $169.8 million which included an upfront payment of $85.0 million paid to Janssen under the Janssen License Agreement on April 24, 2024, plus $0.4 million in direct transaction costs, (ii) a $10.9 million increase in prepaid expenses, other current assets, and other assets primarily associated with deposits paid to a contract research organization at the start of our CD388 Phase 2b NAVIGATE study, (iii) a $14.3 million decrease in accounts receivable, primarily associated with the collection of an $11.1 million milestone payment from Mundipharma under the Mundipharma Collaboration Agreement before execution of the Napp Purchase Agreement, and (iv) a $29.3 million decrease in contract liabilities primarily associated with the recognition of collaboration revenue on the consolidated statements of operations and comprehensive loss.
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
Investing activities
Our investing activities during the years ended December 31, 2024 and 2023 consisted of purchases of property and equipment.

CIDARA THERAPEUTICS, INC.
Financing activities
Net cash provided by financing activities of $337.1 million during the year ended December 31, 2024 consisted primarily of (i) net proceeds of $239.1 million, from the sale of 240,000 shares of Series A Convertible Voting Preferred Stock pursuant to the April 2024 Private Placement, and (ii) net proceeds of $98.2 million from the sale of 3,892,274 shares of common stock and pre-funded warrants to purchase up to an aggregate of 3,149,035 shares of common stock pursuant to the November 2024 Private Placement, offset by payment of finance lease liabilities of $0.3 million.
Net cash provided by financing activities of $26.0 million during the year ended December 31, 2023 consisted primarily of (i) net proceeds of $17.3 million from the sale of 554,300 shares of common stock and 286,000 shares of Series X Convertible Preferred Stock pursuant to concurrent but separate underwritten public offerings and (ii) net proceeds of $8.7 million from the sale of 311,583 shares of common stock under our controlled equity sales agreement with Cantor Fitzgerald & Co., after deducting placement agent fees.
Discontinued Operations
The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The total net cash used in operating activities from discontinued operations was $18.0 million and $10.5 million for the years ended December 31, 2024 and 2023, respectively. There were no investing or financing activities from discontinued operations for the years ended December 31, 2024 and 2023.
The increase in cash used in operating activities from discontinued operations primarily related to lower milestone payments received offset by decreased clinical, development, and manufacturing activities related to the rezafungin program during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
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
Operating Capital Requirements
Our ability to execute our operating plan depends on our ability to obtain additional funding through equity offerings, debt financings, other third-party funding, or potential licensing or collaboration arrangements. We plan to continue to fund our losses from operations through cash, cash equivalents and restricted cash on hand, as well as through future equity offerings, debt financings, other third party funding, or potential licensing or collaboration arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.
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

CIDARA THERAPEUTICS, INC.
Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cidara Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cidara Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

CIDARA THERAPEUTICS, INC.

Preclinical and Clinical Trial Accruals
Description of the Matter
As of December 31, 2024, the Company accrued $10.3 million for clinical trial accruals included in accrued liabilities. As described in Note 2 of the consolidated financial statements, the Company makes estimates of its accrued expenses as of each balance sheet date in the financial statements based on the facts and circumstances known at that time. Accrued expenses for clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by contract research organizations, or CROs, clinical trial investigational sites and other clinical trial-related activities. The Company accrues the expenses as goods or services are used or rendered. Clinical trial site costs are accrued as patients enter and progress through the trial.
Auditing management’s accounting for clinical trial accruals is especially challenging as evaluating the progress or stage of completion of the activities under the Company’s clinical agreements is dependent upon a high volume of data from third-party service providers and internal clinical personnel, which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in Our Audit
To test the completeness of the Company’s clinical trial accruals, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We corroborated the status of significant research and development activities through meetings with accounting and clinical project managers. To verify the appropriate measurement of clinical trial accruals, we compared the costs for a sample of transactions against the related invoices and contracts, and confirmed amounts incurred to-date with third-party service providers. We also examined a sample of subsequent payments to evaluate the completeness of the clinical trial accruals.

Accrued Indirect Tax Liabilities
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, prior to the sale of rezafungin, the Company’s purchases of clinical drug supplies and raw materials, inventory transfers, and sales of commercial drug product were subject to indirect tax liabilities in various jurisdictions outside of the United States. The Company evaluated the indirect taxation consequences upon the first commercial sale of REZZAYO and determined that it has a liability for indirect taxation in various tax jurisdictions outside of the United States based on its supply chain activities. As of December 31, 2024, the Company recorded $26.0 million of accrued indirect tax liabilities.
Auditing the Company’s accrued indirect tax liabilities is challenging because the indirect tax liabilities are dependent upon an accumulation of a high volume of historical information related to the Company’s supply chain and clinical supply activities and the application of various international indirect tax laws and regulations, which varied between countries.

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
San Diego, California
March 6, 2025

CIDARA THERAPEUTICS, INC.
Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$189,825	$35,778
Restricted cash	6,352	—
Accounts receivable	1,694	14,075
Prepaid expenses and other current assets	12,866	1,712
Current assets from discontinued operations	—	9,290
Total current assets	210,737	60,855
Property and equipment, net	521	557
Finance lease right-of-use asset, net	703	782
Operating lease right-of-use asset	2,739	3,788
Other assets	96	114
Noncurrent assets from discontinued operations	—	934
Total assets	$214,796	$67,030
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,608	$3,772
Accrued liabilities	13,348	14,177
Accrued indirect tax liabilities	26,045	18,040
Accrued compensation and benefits	4,911	5,034
Current contract liabilities	—	430
Current portion of finance lease liability	264	218
Current portion of operating lease liability	1,378	1,082
Current liabilities from discontinued operations	—	24,665
Total current liabilities	49,554	67,418
Long-term finance lease liability	310	575
Long-term operating lease liability	1,624	3,002
Noncurrent liabilities from discontinued operations	—	4,245
Total liabilities	51,488	75,240
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2024 and 2023:
Series A Convertible Voting Preferred Stock, $0.0001 par value; 204,725 shares authorized at December 31, 2024; 240,000 shares issued and 204,725 shares outstanding at December 31, 2024; no shares authorized, issued and outstanding at December 31, 2023	—	—
Series X Convertible Preferred Stock, $0.0001 par value; 4,947,759 shares authorized at December 31, 2024 and 2023; 2,156,713 shares issued and 2,104,472 shares outstanding at December 31, 2024 and 2,156,713 shares issued and 2,104,472 shares outstanding at December 31, 2023	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized at December 31, 2024 and 20,000,000 shares authorized at December 31, 2023; 10,946,635 shares issued and outstanding at December 31, 2024; 4,530,113 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	774,565	433,220
Accumulated deficit	(611,258)	(441,431)
Total stockholders’ equity (deficit)	163,308	(8,210)
Total liabilities and stockholders’ equity (deficit)	$214,796	$67,030
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
(In thousands, except share and per share data)	2024	2023
Revenues:
Collaboration revenue	$1,275	$23,283
Total revenues	1,275	23,283
Operating expenses:
Acquired in-process research and development	84,883	—
Research and development	71,879	36,763
General and administrative	20,615	13,580
Total operating expenses	177,377	50,343
Loss from operations	(176,102)	(27,060)
Other income, net:
Interest income, net	5,811	1,995
Total other income, net	5,811	1,995
Net loss from continuing operations before income tax expense	(170,291)	(25,065)
Income tax expense	—	(15)
Net loss from continuing operations	(170,291)	(25,080)
Income from discontinued operations (including loss on disposal of discontinued operations of $1,799 and zero during the years ended December 31, 2024 and 2023, respectively), net of income taxes	464	2,149
Net loss and comprehensive loss	$(169,827)	$(22,931)

Basic and diluted net loss per common share from continuing operations	$(26.82)	$(5.74)
Basic and diluted net earnings per common share from discontinued operations	0.07	0.49
Basic and diluted net loss per common share	$(26.75)	$(5.25)

Shares used to compute basic and diluted net earnings (loss) per common share	6,349,631	4,371,375
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A Convertible Voting Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	1,818,472	$—	3,623,591	$1	$404,061	$(418,500)	$(14,438)
Underwritten public offering, net of issuance costs	—	—	286,000	—	554,300	—	17,256	—	17,256
Public offering of common stock, net of issuance costs	—	—	—	—	310,983	—	8,699	—	8,699
Issuance of common stock upon exercise of stock options	—	—	—	—	1,287	—	21	—	21
Issuance of common stock for restricted share units vested	—	—	—	—	24,487	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	15,465	—	122	—	122
Stock-based compensation	—	—	—	—	—	—	3,061	—	3,061
Net loss	—	—	—	—	—	—	—	(22,931)	(22,931)
Balance, December 31, 2023	—	—	2,104,472	—	4,530,113	1	433,220	(441,431)	(8,210)
Private placements, net of issuance costs	240,000	—	—	—	3,892,274	—	337,330	—	337,330
Issuance of common stock upon conversion of Series A Convertible Voting Preferred Stock	(35,275)	—	—	—	2,469,250	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	4,144	—	60	—	60
Issuance of common stock for restricted share units vested	—	—	—	—	40,346	—	—	—	—
Value of shares withheld to fund payroll taxes	—	—	—	—	—	—	(39)	—	(39)
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	10,508	—	87	—	87
Stock-based compensation	—	—	—	—	—	—	3,907	—	3,907
Net loss	—	—	—	—	—	—	—	(169,827)	(169,827)
Balance, December 31, 2024	204,725	$—	2,104,472	$—	10,946,635	$1	$774,565	$(611,258)	$163,308
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In thousands)	2024	2023
Operating activities:
Net loss	$(169,827)	$(22,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of discontinued operations	1,799	—
Stock-based compensation	3,907	3,061
Non-cash operating lease expense	1,048	1,158
Depreciation and amortization	154	112
Amortization of costs to obtain a contract with a customer	184	77
Amortization of finance lease right-of-use asset	79	6
Non-cash interest expense	56	5
Changes in assets and liabilities:
Accounts receivable	14,275	(10,413)
Inventory	6,097	(6,097)
Prepaid expenses, other current assets, and other assets	(10,851)	3,735
Accounts payable and accrued liabilities	(1,001)	8,886
Accrued indirect tax liabilities	8,005	6,506
Accrued compensation and benefits	(36)	235
Contract liabilities	(29,340)	(5,799)
Operating lease liabilities	(1,082)	(973)
Net cash used in operating activities	(176,533)	(22,432)
Investing activities:
Purchases of property and equipment	(129)	(505)
Net cash used in investing activities	(129)	(505)
Financing activities:
Proceeds from private placements, net of issuance costs	337,330	—
Proceeds from underwritten public offering, net of issuance costs	—	17,256
Proceeds from public offering of common stock, net of issuance costs	—	8,707
Proceeds from exercise of stock options	46	21
Payment of finance lease liabilities	(276)	—
Payment for shares withheld to fund payroll taxes	(39)	—
Net cash provided by financing activities	337,061	25,984
Net increase in cash, cash equivalents and restricted cash	160,399	3,047
Cash, cash equivalents and restricted cash at beginning of year	35,778	32,731
Cash, cash equivalents and restricted cash at end of year	$196,177	$35,778
Supplemental disclosure of cash flows:
Income taxes paid	$95	$797
Non-cash investing activities:
Purchases of property and equipment, included in accounts payable and accrued liabilities	$—	$11
Finance lease right-of-use asset obtained in exchange for lease liability	$—	$788
Operating lease right-of-use asset obtained in exchange for lease liability	$—	$3,847
Non-cash financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$87	$122
Proceeds from exercise of stock options included in prepaid expenses, other current assets, and other assets	$14	$—
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
Sale of Rezafungin
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
The results from discontinued operations of the rezafungin assets prior and subsequent to its sale are presented as income from discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented, including any gain or loss recognized on closing. The assets and liabilities for the rezafungin operations related activities prior and subsequent to its sale have been classified as discontinued operations and segregated for all periods presented in the consolidated balance sheets. See Note 10 for additional information.
Reverse Stock Split
On April 23, 2024, the Company effected the approved 1-for-20 reverse stock split of its shares of common stock, or the Reverse Stock Split. All references in this Annual Report on Form 10-K to the number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Reverse Stock Split on a retroactive basis. As a result of the Reverse Stock Split, an immaterial amount was reclassified from common stock to additional paid-in capital.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At December 31, 2024, the Company had an accumulated deficit of $611.3 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
At December 31, 2024, the Company had cash, cash equivalents and restricted cash of $196.2 million, which the Company expects will provide sufficient liquidity to support its planned operations for a period of at least one year following the date that these consolidated financial statements are issued as part of this Annual Report on Form 10-K.
The Company’s ability to execute its current business plan beyond this date depends on its ability to obtain additional funding through equity offerings, debt financings, other third-party funding, or potential licensing or collaboration arrangements. The Company may not be able to raise additional funding on terms acceptable to the Company, or at all, and any failure to raise funds as and when needed will compromise the Company’s ability to execute on its business plan.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The Company plans to continue to fund its losses from operations through cash, cash equivalents and restricted cash on hand, as well as through future equity offerings, debt financings, other third-party funding, or potential licensing or collaboration arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, the Company may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s consolidated financial statements relate to estimated collaboration expenses related to the Company’s collaboration and license agreements, certain accruals, including those related to nonclinical and clinical activities, and the stand-alone selling price of performance obligations associated with the Company’s collaboration, license, and purchase agreements. Although the estimates are based on the Company’s knowledge of current events, comparable companies, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or CODM, which is the Chief Executive Officer of the Company. The Company views its operations and manages its business as a single reportable segment with a single operating segment as further described in the "Description of Business" in Note 1.
The Company manages research and development, or R&D, activities on a consolidated basis. The Company expects to generate future revenue from a combination of license fees and other upfront payments, funded R&D agreements, milestone payments, product sales, government and other third-party funding, and royalties, which depend on the results, regulatory approval, and timing of the successful commercialization of its product candidates.
Comprehensive loss is the measure of segment profit or loss used by CODM in making decisions regarding resource allocation and assessing performance, which is also reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The CODM uses comprehensive loss in making decisions regarding resource allocation and evaluating financial performance.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The following table represents the results of the Company’s reportable segment for the years ended December 31, 2024 and 2023:

	Years ended December 31,
(In thousands)	2024	2023
Revenues generated in U.S.	$1,275	$23,283
Less:
Acquired in-process research and development	(84,883)	—
Research and development - Cloudbreak platform	(56,454)	(25,936)
Personnel costs	(21,901)	(15,360)
General and administrative	(11,753)	(6,788)
Research and development - Non-program	(2,386)	(2,259)
Other segment items:
Interest income, net	5,811	1,995
Income from discontinued operations, net of income taxes	464	2,149
Income tax expense	—	(15)
Segment net loss and comprehensive loss	$(169,827)	$(22,931)
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
Discontinued Operations
The Company presents discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results from discontinued operations of the rezafungin assets prior and subsequent to its sale are presented as net income from discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented, including any gain or loss recognized on closing. The assets and liabilities for the rezafungin operations related activities prior and subsequent to its sale have been classified as discontinued operations and segregated for all periods presented in the consolidated balance sheets. See Note 10 for additional information.
Cash, Cash Equivalents and Restricted Cash
The Company considers all short-term investments purchased with a maturity of three months or less when acquired to be cash equivalents.
Restricted cash consists of cash held as collateral to secure a standby letter of credit as required by certain contracts.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown at the end of the applicable period in the consolidated statements of cash flows:

	December 31, 2024	December 31, 2023
(In thousands)
Cash and cash equivalents	$189,825	$35,778
Restricted cash	6,352	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$196,177	$35,778

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Accounts Receivable
Accounts receivable is stated at the original invoice amount and consists of amounts due from customers related to milestones achieved, certain R&D and clinical supply costs subject to reimbursements under the collaboration and license agreements, royalties earned, product sales, and the associated indirect taxes collectible from customers. The Company records accounts receivable net of any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers is considered in future assessments of collectability as these patterns are established over a longer period of time. The Company did not record any credit losses as of December 31, 2024 or 2023.
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
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains deposits in government insured financial institutions in excess of government insured limits. The Company invests its cash balances in financial institutions that it believes have high credit quality, has not experienced any losses on such accounts and does not believe it is exposed to significant credit risk.
Patent Costs
The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative, or G&A, expenses in the accompanying statements of operations and comprehensive loss.

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
Indirect Taxes
The Company’s purchases of clinical drug supplies and raw materials, inventory transfers, and sales of commercial drug product are subject to indirect taxation in various jurisdictions outside of the U.S. Indirect tax payable is included in accrued indirect tax liabilities, the related expense is included in R&D expenses within discontinued operations, and the related interest and penalties are included in selling, general and administrative, or SG&A, expenses within discontinued operations. Subsequent to the sale of rezafungin, the Company retained the liability as part of its continuing operations and continued interest expense is included in G&A expenses in continuing operations. The accrual is for the indirect tax incurred in various tax jurisdictions outside of the U.S. as a consequence of the Company’s supply chain activities or in connection with commercial sales of REZZAYO. To the extent that any accrued indirect taxes are determined to not be due and payable, then any associated liabilities and operating expenses will be reversed as part of continuing operations at that time. Indirect tax amounts on commercial sales (product revenue) and asset disposals that can be billed to and recovered from our customers are included in accounts receivables. Indirect tax amounts related to inventory purchases and manufacturing are included in inventory within discontinued operations.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
See Note 7 and Note 10 for additional information.
Acquired In-process Research and Development Expenses
Acquired in-process research and development, or IPR&D, expenses include consideration for the purchase of IPR&D through asset acquisitions and license agreements as well as payments made in connection with asset acquisitions and license agreements upon the achievement of development milestones.
The Company evaluates license agreements for IPR&D projects to determine if it meets the definition of a business and thus should be accounted for as a business combination. If the license agreement for IPR&D does not meet the definition of a business and the assets have no alternative future use, the Company expenses payments made under such license agreements as acquired IPR&D expense in its consolidated statements of operations and comprehensive loss. In those cases, payments for milestones achieved and payments for a product license prior to regulatory approval of the product are expensed in the period incurred. Payments made in connection with regulatory and sales-based milestones will be capitalized and amortized to cost of revenue.
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
General and Administrative Expenses
G&A expenses relate to finance, human resources, legal and other administrative activities. G&A expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial planning and support functions. Other G&A expenses include facility and overhead costs not otherwise included in R&D expenses, consultant expenses, travel expenses, professional fees for auditing, tax, legal, and other services, and any accrued interest and penalties on accrued indirect tax liabilities.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
Net Earnings (Loss) Per Share
The Company follows the guidance in ASC 260, Earnings Per Share, or ASC 260, which establishes standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company. The guidance requires earnings to be hypothetically allocated between the common, preferred, and other participating stockholders based on their respective rights to receive non-forfeitable dividends, whether or not declared. Participating securities include Series A Convertible Voting Preferred Stock, or Series A Convertible Preferred Stock, Series X Convertible Preferred Stock, and pre-funded warrants, see Note 5 for additional information. Basic net EPS is then calculated by dividing the net income attributable to common stockholders (after the reduction for any preferred stock and assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding for the period. The Company calculates diluted net EPS by using the more dilutive of the (1) treasury stock method, reverse treasury stock method or if-converted method, as applicable, or (2) the two-class method. Dilutive common stock equivalents are comprised of warrants (excluding pre-funded warrants), Series A Convertible Preferred Stock, Series X Convertible Preferred Stock, RSUs, PRSUs and options outstanding under the Company’s stock option plans and ESPP, on an as converted basis.
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive stock equivalents outstanding for the period determined using the treasury stock method or if-converted method. Under the two-class method, the net loss attributable to common stockholders is not allocated to the Series A Convertible Preferred Stock or the Series X Convertible Preferred Stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses. In loss periods, basic and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
In accordance with ASC 260, if a company had a discontinued operation, the Company uses income (loss) from continuing operations as its control number to determine whether potential common shares are dilutive or anti-dilutive for purposes of reporting basic and diluted net earnings (loss) per common share from discontinued operations.
As discussed in Note 5, as part of its November 2024 Private Placement (as defined below), the Company issued and sold pre-funded warrants to purchase up to an aggregate of 3,149,035 shares of common stock at a purchase price of $14.9119 per pre-funded warrant (representing the $14.912 per share purchase price less the exercise price of $0.0001 per pre-funded warrant share). Since the $0.0001 exercise price per pre-funded warrant share represents little consideration and is non-substantive in relation to the purchase price of $14.9119 per pre-funded warrant, and as the pre-funded warrants are exercisable at any time after their original issuance with no further vesting conditions or contingencies associated with them, the shares underlying the pre-funded warrants are therefore included in the calculation of basic net loss per common share.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of basic and diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2024	2023
Common stock warrants	866	866
Series A Convertible Preferred Stock	14,330,750	—
Series X Convertible Preferred Stock	1,052,236	1,052,236
Common stock options, RSUs and PRSUs issued and outstanding	2,481,011	638,037
Total	17,864,863	1,691,139
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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, accrued compensation and benefits, and lease liabilities. The carrying amount of these financial instruments are generally considered to be representative of their respective fair values because of their short-term nature.
Recently Issued and Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that are adopted by the Company as of the specified effective date.
In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 effective January 1, 2024, and included additional disclosures in Note 1. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.
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
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
December 31, 2024
Assets:
Cash and money market accounts	$189,825	$189,825	$—	$—
Restricted cash and money market accounts	6,352	6,352	—	—
Total assets at fair value	$196,177	$196,177	$—	$—

December 31, 2023
Assets:
Cash and money market accounts	$35,778	$35,778	$—	$—
Total assets at fair value	$35,778	$35,778	$—	$—

CIDARA THERAPEUTICS, INC.
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$2,935	$2,817
Leasehold improvements	425	425
Computer hardware and software	327	327
Office equipment	36	36
Furniture and fixtures	142	142
	3,865	3,747
Less accumulated depreciation and amortization	(3,344)	(3,190)
Total	$521	$557
Depreciation and amortization of property and equipment of $0.2 million and $0.1 million were recorded for the years ended December 31, 2024 and 2023, respectively.
5. STOCKHOLDERS’ EQUITY
Reverse Stock Split
On April 23, 2024, the Company effected the Reverse Stock Split of its shares of common stock and decreased its authorized number of shares of common stock from 200,000,000 shares to 20,000,000 shares.
All references in this Annual Report on Form 10-K to the number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Reverse Stock Split on a retroactive basis.
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement, or the Sales Agreement, entered into on November 8, 2018 with Cantor Fitzgerald & Co., or Cantor. During the year ended December 31, 2023, the Company sold 310,983 shares of common stock under the Sales Agreement for net proceeds of approximately $8.7 million after deducting placement agent fees. The Company has not sold any shares of its common stock under the Sales Agreement since July 2023. The Company will not be able to sell shares of its common stock under the Sales Agreement until at least May 1, 2025, due to the loss of its Form S-3 eligibility for primary and secondary offerings.
2023 Underwritten Public Offering
On March 7, 2023, the Company completed concurrent but separate underwritten public offerings with Cantor, the underwriter, and issued and sold 554,300 shares of its common stock, including the exercise in full by Cantor of their option to purchase an additional 72,300 shares of common stock, and 286,000 shares of the Company’s Series X Convertible Preferred Stock. Cantor agreed to purchase the shares of common stock at a price of $25.34 per share and the shares of Series X Convertible Preferred Stock at a price of $12.67 per share. The total gross proceeds from the offerings, including the full exercise by Cantor of its option to purchase additional shares of common stock, were approximately $19.5 million, before deducting underwriting discounts and commissions and offering expenses. The Company received total net proceeds of approximately $17.3 million, after deducting underwriting discounts, commissions, and other expenses payable by the Company.
April 2024 Private Placement
On April 23, 2024, the Company entered into a securities purchase agreement with certain institutional and other accredited investors, pursuant to which the Company issued and sold, in a private placement, or the April 2024 Private Placement, 240,000 shares of Series A Convertible Preferred Stock at a purchase price of $1,000 per share. The closing of the April 2024 Private Placement took place on April 24, 2024, and the Company received total gross proceeds of $240.0 million. The Company received total net proceeds of approximately $239.1 million, after deducting issuance costs payable by the Company.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
November 2024 Private Placement
On November 20, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors, pursuant to which the Company issued and sold, in a private placement, or the November 2024 Private Placement, (i) an aggregate of 3,892,274 shares of the Company’s common stock at a purchase price of $14.912 per share, and (ii) in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 3,149,035 shares of common stock at a purchase price of $14.9119 per pre-funded warrant (representing the $14.912 per share purchase price less the exercise price of $0.0001 per pre-funded warrant share). The pre-funded warrants are exercisable at any time after their original issuance and will not expire. The closing of the November 2024 Private Placement took place on November 26, 2024, and the Company received total gross proceeds of $105.0 million. The Company received total net proceeds of approximately $98.2 million, after deducting issuance costs payable by the Company.
Preferred Stock
Under the Company’s amended and restated certificate of incorporation, as amended, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at December 31, 2024.
Series A Convertible Preferred Stock
In April 2024, the Company designated 240,000 shares of preferred stock as Series A Convertible Preferred Stock with a par value of $0.0001 per share.
On July 18, 2024, the Company’s stockholders approved, for purposes of Nasdaq Listing Rule 5635(b), the issuance of up to 16,800,000 shares of common stock upon conversion of 240,000 shares of Series A Convertible Preferred Stock issued in the April 2024 Private Placement.
On July 19, 2024, the Company issued 2,469,250 shares of common stock upon the automatic conversion of 35,275 shares of Series A Convertible Preferred Stock, subject to the terms and limitations contained in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock, including that shares of Series A Convertible Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% of the Company's outstanding shares of common stock as of the applicable conversion date. After conversion, the converted shares of Series A Convertible Preferred Stock resumed the status of authorized but unissued shares of preferred stock and are no longer designated as Series A Convertible Preferred Stock. As of December 31, 2024, shares of preferred stock designated as Series A Convertible Preferred Stock totaled 204,725.
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
Voting: Holders of the Series A Convertible Preferred Stock are entitled to vote together with the holders of common stock on an as-if-converted basis on all matters submitted to a vote of stockholders; provided that holders of Series A Convertible Preferred Stock are not permitted to vote with respect to matters submitted to a vote of stockholders, to the extent that after giving effect to such action, such holder, its affiliates, and any other person whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Exchange Act, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after the action.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
On August 12, 2020, at the request of certain holders, 52,241 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 26,120 shares of the Company’s common stock. After conversion, the converted shares of Series X Convertible Preferred Stock resumed the status of authorized but unissued shares of preferred stock and are no longer designated as Series X Convertible Preferred Stock. As of December 31, 2024 and 2023, shares of preferred stock designated as Series X Convertible Preferred Stock totaled 4,947,759.
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
The Company had 50,000,000 shares of common stock authorized as of December 31, 2024. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Common Stock Warrants
As of December 31, 2024, (i) warrants to purchase up to an aggregate of 866 shares of the Company’s common stock were outstanding, each with an exercise price of $230.95 per share and (ii) pre-funded warrants to purchase up to an aggregate of 3,149,035 shares of the Company’s common stock were outstanding, each with an exercise price of $0.0001 per share.
As of December 31, 2023, warrants to purchase up to an aggregate of 866 shares of the Company’s common stock were outstanding, each with an exercise price of $230.95 per share. During the year ended December 31, 2023, 624,993 common stock warrants expired unexercised.
The warrants had no intrinsic value as of December 31, 2024 and 2023 and the pre-funded warrants had a total aggregate intrinsic value of $84.6 million as of December 31, 2024. The intrinsic value of a common stock warrant is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	December 31,
	2024	2023
Common stock warrants, including pre-funded warrants	3,149,901	866
Series A Convertible Preferred Stock	14,330,750	—
Series X Convertible Preferred Stock	1,052,236	1,052,236
Common stock options, RSUs and PRSUs issued and outstanding	2,481,011	638,037
Authorized for future stock awards	1,021,947	170,783
Awards available under the ESPP	63,631	49,623
Total	22,099,476	1,911,545
6. EQUITY INCENTIVE PLANS
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
In December 2020, the Company’s board of directors approved and adopted the 2020 Inducement Incentive Plan, which was most recently amended in February 2025, or 2020 IIP. Under the 2020 IIP, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, and other awards to individuals who were not previously employees or directors of the Company, or who are returning to employment following a bona fide period of non-employment with the Company, as an inducement material to such persons entering into employment with the Company.
Terms of stock award agreements, including vesting requirements, are determined by the board of directors (or the compensation and human capital committee thereof), subject to the provisions of the 2024 EIP, 2020 IIP and 2015 EIP. Stock options granted by the Company generally vest over a three- or four-year period. Certain stock options are subject to acceleration of vesting in the event of certain change of control transactions. The stock options may be granted for a term of up to 10 years from the date of grant. The exercise price for stock options granted under the 2024 EIP, 2020 IIP and 2015 EIP must be at a price no less than 100% of the fair value of the shares on the date of grant, provided that for an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the value on the date of grant.

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
During the years ended December 31, 2024 and 2023, 10,508 shares and 15,465 shares, respectively, were issued pursuant to the ESPP. As of December 31, 2024, total unrecognized compensation expense related to the ESPP was $0.1 million and is expected to be recognized over approximately 0.6 years.
Restricted Stock Units
The following table summarizes RSU and PRSU activity during the year ended December 31, 2024:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	104,886	$22.83
RSUs granted	153,012	12.30
RSUs vested	(43,179)	24.31
RSUs and PRSUs canceled	(37,446)	19.59
Outstanding at December 31, 2024	177,273	$14.06
The weighted-average grant date fair value of RSUs granted by the Company during the year ended December 31, 2023 was $20.04 per share. The total fair value of RSUs vested during the years ended December 31, 2024 and 2023 was approximately $1.0 million and $0.7 million, respectively.
At December 31, 2024, estimated unrecognized compensation expense related to RSUs granted was approximately $1.9 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
Stock Options
The following table summarizes stock option activity during the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	533,151	$44.61	6.72	$57
Options granted	1,891,401	11.73
Options exercised	(4,144)	14.59
Options canceled	(116,670)	28.13
Outstanding at December 31, 2024	2,303,738	$18.50	8.84	$29,729
Vested and expected to vest at December 31, 2024	2,303,738	$18.50	8.84	$29,729
Exercisable at December 31, 2024	558,680	$38.59	6.40	$3,792
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the years ended December 31, 2024 and 2023 was $8.47 and $14.45, respectively, per share.
As of December 31, 2024, total unrecognized share-based compensation expense related to unvested stock options was approximately $15.0 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The following table summarizes the Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted to employees under the 2024 EIP, 2020 IIP and 2015 EIP and the shares purchasable under the 2015 ESPP during the periods presented:

	For the years ended December 31,
	2024	2023
2024 EIP, 2020 IIP and 2015 EIP
Risk-free interest rate	3.63% - 4.68%	3.58% - 4.61%
Expected dividend yield	0%	0%
Expected volatility	82% - 87%	82% - 83%
Expected term (years)	5.23 - 6.08	5.50 - 6.08
2015 ESPP
Risk-free interest rate	4.34% - 5.42%	4.29% - 5.43%
Expected dividend yield	0%	0%
Expected volatility	60% - 109%	64% - 147%
Expected term (years)	0.50 - 2.00	0.50 - 2.00
Stock-based compensation expense recognized for RSUs, PRSUs, stock options, and the ESPP has been reported in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2024	2023
Stock compensation expense:
Research and development	$1,426	$839
General and administrative	2,250	1,469
Stock compensation expense recorded in continuing operations	3,676	2,308
Stock compensation expense recorded in discontinued operations	231	753
Total stock compensation expense	$3,907	$3,061
7. SIGNIFICANT AGREEMENTS AND CONTRACTS
Janssen License Agreement
On April 23, 2024, the Company reacquired all rights to develop and commercialize CD388 when the Company and Janssen entered into a license and technology transfer agreement, or the Janssen License Agreement, which also effectively terminated the Janssen Collaboration Agreement (as defined below), including the license granted by the Company to Janssen.
Under the Janssen License Agreement, the Company assumed responsibility for further clinical development, manufacture, registration and commercialization of DFCs based on the Company’s Cloudbreak platform for the prevention and treatment of influenza, including CD388 and products or compounds containing CD388. Janssen granted the Company an exclusive, worldwide, fee-bearing royalty-free license for certain Janssen-controller technology to develop, manufacture, and commercialize compounds and products, including CD388. Janssen agreed to (i) transfer and disclose to the Company certain Janssen-controlled know-how related to CD388, including manufacturing know-how, data and documentation, (ii) transfer all existing quantities of CD388 clinical materials, and (iii) transfer the cell banks used by or on behalf of Janssen for the production of CD388.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
In accordance with authoritative guidance, the Company was determined to be the accounting acquirer and substantially all of the fair value of the gross assets acquired is concentrated in the IPR&D of CD388. The reacquired license to develop, manufacture, and commercialize activities of CD388 is part of the acquired IPR&D. The transaction was accounted for as an asset acquisition. The acquired IPR&D did not have an alternative future use as of the acquisition date. Therefore the initial purchase price of $85.4 million, inclusive of $0.4 million in direct transaction costs, was expensed as of the acquisition date as acquired IPR&D in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
Prior to the acquisition, the Company had $0.5 million in contract liabilities related to deferred revenue balances and unearned cancelled performance obligations associated with the Janssen Collaboration Agreement. The settlement of the preexisting contract liabilities was recorded as an offset to the Janssen License Agreement’s initial purchase price resulting in $84.9 million expensed as acquired IPR&D in the consolidated statements of operations and comprehensive loss.
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
Collaboration. The Company and Janssen collaborated in the research, preclinical development and early clinical development of CD388 or another mutually-agreed influenza DFC development candidate, or, in each case, the Development Candidate, under a mutually-agreed R&D plan, or the Research Plan, with the objective of advancing such Development Candidate through the completion of mutually-agreed Phase 1 clinical trials and the first Phase 2 clinical trial, or Phase 2 Study. Unless otherwise agreed by the parties, the Company was responsible for performing, or having performed, all investigational new drug application, or IND, -enabling studies and clinical trials under the Research Plan, and the Company was the IND holder for the Research Plan clinical trials. Both parties were responsible for conducting certain specified chemistry, manufacturing and controls, or CMC, development activities under the Research Plan. Janssen was solely responsible, and reimbursed the Company, for internal full-time equivalent and out-of-pocket costs incurred by the Company in performing Research Plan activities in accordance with a mutually-agreed budget.
In September 2023, Janssen delivered its Election to Proceed Notice for CD388 whereby Janssen assumed the future development, manufacturing and commercialization activities of CD388 under the Janssen Collaboration Agreement. The Company continued to work in collaboration with Janssen to complete the Phase 1 and Phase 2a clinical trials and was reimbursed for all ongoing development activities by Janssen as per the Janssen Collaboration Agreement.
Following Janssen’s Election to Proceed Notice, Janssen, was obligated at its sole expense to diligently continue development and commercialization.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represented a distinct performance obligation. The license and associated know-how was transferred to Janssen in May 2021, therefore the Company recognized the revenue related to this performance obligation in the amount of $26.8 million in May 2021 as collaboration revenue in its consolidated statements of operations and comprehensive loss.
Research and Development Services. The R&D services performed represented a distinct performance obligation. The Company recognized revenue based on actual amounts incurred as the underlying services are provided and billed at fair value.
Clinical Supply Services. The Company’s initial obligation to supply drug supply for ongoing development represents a distinct performance obligation. The Company recognized revenue based on actual amounts incurred as the underlying services were provided and billed at fair value.
Milestone Payments. In March 2022 and September 2023, the Company achieved milestones of $3.0 million and $7.0 million, respectively, under the Janssen Collaboration Agreement that the Company deemed to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue was recognized based on the progress of these performance obligations, the unrecognized portion was recorded as contract liabilities at the reporting period end and was expected to be recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones in May 2022 and September 2023, respectively.
Royalties. As the license was deemed to be the predominant item to which sales-based royalties related, the Company recognized royalty revenue when the related sales occurred. No royalty revenue was recognized during the years ended December 31, 2024 and 2023.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Contract Liabilities
The following table presents a summary of the activity in the Company’s contract liabilities pertaining to the Janssen Collaboration Agreement during the year ended December 31, 2024 (in thousands):

Opening balance, December 31, 2023	$430
Revenue from performance obligations satisfied during reporting period	(370)
Gain on settlement of unsatisfied performance obligations	(60)
Closing balance, December 31, 2024	$—
As of December 31, 2024, the aggregate transaction price allocated to performance obligations that are unsatisfied is zero under the Janssen Collaboration Agreement.
As of December 31, 2024, the Company recorded no accounts receivable associated with the Janssen Collaboration Agreement. As of December 31, 2023, the Company recorded $1.9 million in accounts receivable associated with the Janssen Collaboration Agreement.
The following table presents collaboration revenue under the Janssen Collaboration Agreement (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenue from Janssen Collaboration Agreement:
Point in Time:
License of Intellectual Property - upon milestones achieved	$—	$2,347
Over Time:
Research and Development Services	1,273	19,011
Clinical Supply Services	2	1,925
Total Revenue from Janssen Collaboration Agreement	$1,275	$23,283
8. INCOME TAXES
The tax provision for income taxes from continuing operations consisted of the following (in thousands):

	December 31,
	2024	2023
Current tax (benefit) provision:
Federal	$—	$(1)
State	—	16
Total current tax provision	—	15
Deferred tax provision:
Federal	—	—
State	—	—
Total deferred tax provision	—	—
Total tax provision	$—	$15
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The following table provides a reconciliation between income taxes from continuing operations computed at the federal statutory rate and the provision for income taxes (in thousands):

	Years Ended December 31,
	2024	2023
Federal income taxes at 21% for 2024 and 2023	$(35,761)	$(5,264)
State income tax, net of federal benefit	(1,730)	(241)
Nondeductible expenses	478	234
Tax credits	(4,683)	(1,096)
Rate change	108	(54)
Change in valuation allowance	39,911	5,861
Reserve for uncertain tax positions	1,171	273
162m deferred tax asset limitation	195	128
Expired stock awards	227	174
Other	84	—
Income tax expense	$—	$15
Prior year tax expense is primarily the result of capitalized Internal Revenue Code, or IRC, Section 174 R&D expenditures, effective January 1, 2022, creating taxable income which can be offset with net operating losses and credits that are limited in use by IRC Sections 382 and 383.
The income tax expense from discontinued operations for the year ended December 31, 2023 of $0.4 million is not included in the above income tax provision from continuing operations.
Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$46,721	$35,506
Tax credits	13,775	9,747
Intangibles	17,946	136
Capitalized R&D	37,218	25,871
Stock compensation	1,411	1,424
Lease liabilities	660	1,112
Contract liabilities	—	5,951
Accrued indirect tax liabilities	3,109	4,114
Other	840	725
Total deferred tax assets	121,680	84,586
Less valuation allowance	(120,898)	(83,086)
Deferred tax assets, net of valuation allowance	782	1,500
Deferred tax liabilities:
Prepaid expenses	(180)	(214)
Capitalized inventory costs	—	(244)
Right-of-use assets	(602)	(1,042)
Total deferred tax liabilities	(782)	(1,500)
Net deferred tax assets	$—	$—
The deferred income tax assets and liabilities associated with discontinued operations remain in the Company’s consolidated balance sheets rather than being included in the assets and liabilities for discontinued operations, as the sale of rezafungin is structured as a sale of assets. Certain deferred income tax assets and liabilities associated with discontinued operations were realized upon the sale of rezafungin assets in April 2024.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
At December 31, 2024, the Company had federal and state tax net operating loss carryforwards of approximately $202.8 million and $145.2 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2035 and 2029, respectively, unless previously utilized. The Company also has federal R&D credit and orphan drug credit carryforwards totaling $14.1 million and state R&D credit carryforwards totaling $6.2 million. The federal R&D credit and orphan drug credit carryforwards begin to expire in 2038, unless previously utilized. The state R&D credit carryforwards have no expiration date, with the exception of an immaterial amount that will begin to expire in 2029.
At December 31, 2024, management assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to cumulative operating losses for the three years ended December 31, 2024, the Company recorded a full valuation allowance against its U.S. federal and state deferred tax assets of $120.9 million and $83.1 million, respectively, as management has determined that it is more likely than not that the tax benefits will not be realized in the future. The valuation allowance increased by $37.8 million and $6.4 million in 2024 and 2023, respectively.
Future utilization of the Company’s net operating loss and tax credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to IRC Sections 382 and 383, as a result of ownership changes that may have occurred or that could occur in the future. An ownership change occurs when a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and R&D credit carryforwards through 2023 and has adjusted the attributes for their estimated limitation.
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. At December 31, 2024 and 2023, the unrecognized tax benefits recorded were approximately $12.9 million and $11.5 million, respectively. Approximately $11.0 million of the unrecognized tax benefits would reduce the Company’s annual effective tax rates, if recognized, subject to the valuation allowance. The Company adjusted the uncertain tax position in the current year primarily related to federal and state R&D credits generated during 2024. The Company does not anticipate a significant change in the unrecognized tax benefits within the next 12 months.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2024 and 2023 is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Balance as of the beginning of the year	$11,520	$11,015
Increases related to current year tax positions	1,386	552
Decreases related to prior year tax positions	—	(47)
Balance as of the end of the year	$12,906	$11,520
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the U.S. and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years from inception in 2012 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses and R&D credits. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized interest or penalties since inception.
9. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company at December 31, 2024 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Finance Lease Obligations
The Company has a finance lease for lab equipment which was entered into in November 2023. The finance lease has a term of 36 months, monthly lease payments of $25,009, and an option to purchase the lab equipment for $1 at the end of the finance lease term. As of December 31, 2024, the Company was reasonably certain that it would exercise the option to purchase the lab equipment at the end of the finance lease term. The useful life of the lab equipment is estimated to be 10 years. The rate implicit to the finance lease used in measuring the Company’s finance lease liability was 8.0%.
The following table presents information about the amount and timing of cash flows arising from the Company’s finance lease as of December 31, 2024 (in thousands):

2025	$300
2026	300
2027	25
Total undiscounted finance lease payments	625
Less: Imputed interest	(51)
Present value of finance lease payments	$574
The balance sheet classification of the Company’s finance lease is as follows (in thousands):

Balance Sheet Classification:
Finance lease right-of-use asset	$788
Accumulated amortization	(85)
Net finance lease right-of-use asset	$703

Current portion of finance lease liability	$264
Long-term finance lease liability	310
Total finance lease liabilities	$574
As of December 31, 2024, the weighted average remaining finance lease term was 2.1 years.
Cash paid for amounts included in the measurement of finance lease liabilities was $0.3 million and zero for the years ended December 31, 2024 and 2023, respectively.
Finance lease costs were $0.1 million and immaterial for the years ended December 31, 2024 and 2023, respectively.
Operating Lease Obligations
The Company has an operating lease for laboratory and office space in San Diego, California which was entered into in June 2014. Amendments for additional space were entered into in February 2015, March 2015 and August 2015. On April 20, 2023, the Company entered into a seventh amendment to its operating lease with Nancy Ridge Technology Center, L.P. which extended the term of the operating lease by an additional 36 months and increased the base rent to $133,371 per month effective January 1, 2024, subject to 4% increases every January. The operating lease expires on December 31, 2026 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. As of December 31, 2024, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total operating lease term for accounting purposes. The incremental borrowing rate used in measuring the Company’s operating lease liability was 12.0%.
The following table presents information about the amount and timing of cash flows arising from the Company’s operating lease as of December 31, 2024 (in thousands):

2025	$1,665
2026	1,731
Total undiscounted operating lease payments	3,396
Less: Imputed interest	(394)
Present value of operating lease payments	$3,002

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The balance sheet classification of the Company’s operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$2,739

Current portion of operating lease liability	$1,378
Long-term operating lease liability	1,624
Total operating lease liabilities	$3,002
As of December 31, 2024, the weighted average remaining operating lease term was 2 years.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.6 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively.
Operating lease costs were $1.7 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively. These costs are primarily related to the Company’s operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
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
As a result of the Reduction, the Company incurred charges of approximately $1.2 million for severance payments and employee benefits included in R&D expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The Company does not expect to incur additional charges related to the Reduction. As of December 31, 2024, approximately $0.1 million of these charges were unpaid and included in accrued compensation and benefits in the consolidated balance sheets. The Company expects these charges to be paid during the first quarter of 2025.
Standby Letter of Credit
On December 11, 2024, the Company established a standby letter of credit with its banking institution, Wells Fargo, for $6.0 million for the benefit of its indirect tax service provider, as it relates to indirect tax compliance services in various tax jurisdictions outside of the U.S. in connection with the rezafungin supply chain activities and commercial sales of REZZAYO. The letter of credit expires on November 30, 2025 and is automatically extended without amendment for an additional one-year period from the current expiration date, unless notified by the Company to terminate prior to 90 days from any expiration date. The cash held as collateral for this standby letter of credit is recorded as restricted cash and is held in an interest-bearing account.
10. DISCONTINUED OPERATIONS
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
•the Commercial Supply Agreement dated January 23, 2023 between the Company and Melinta, and
•the Commercial Supply Agreement, dated December 12, 2022 between the Company and Mundipharma, or the Mundipharma Commercial Supply Agreement.
No Company employees were transferred to Napp.
The Company, Napp and Mundipharma also entered into an Assignment and Novation Agreement to transfer the Mundipharma Collaboration Agreement and Mundipharma Commercial Supply Agreement from the Company to Napp, or the Novation Agreement. In the Novation Agreement, Mundipharma agreed to forgive the Company’s obligation to refund a $11.1 million development milestone advance due as of December 31, 2024, net of royalties, to Mundipharma under the Mundipharma Collaboration Agreement, provided that (a) the Company performed its obligation to provide carryover services under a Transition Services Agreement with Napp, or the TSA, for a period of 45 days following the closing, (b) the Company delivered all of the purchased assets, including product know-how and product-data, in accordance with the Napp Purchase Agreement and a know-how transfer plan delivered in connection with the Napp Purchase Agreement and (c) the Company performed its obligation to provide other services in accordance with the TSA for 75 days following the closing. If such conditions were not met, the Company was obligated to refund the development milestone advance, net of royalties, within 10 business days of the date on which it was determined that the conditions for forgiveness were not satisfied. On July 18, 2024, the Company received a notice of satisfaction from Mundipharma that it had completed the required performance obligations under the TSA and, accordingly, the $11.1 million development milestone advance previously made to the Company, and reimbursable to Mundipharma, was forgiven by Mundipharma.
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
The Company has determined that the sale of rezafungin represents a strategic shift that had a major effect on its result of operations. Rezafungin met the criteria to be reported as discontinued operations at the time of the sale. The Company has separately reported the financial results of rezafungin as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented.
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
Inventory is comprised of raw materials and work-in-process, and includes costs related to materials, third-party contract manufacturing, freight-in and overhead. Inventory is stated at the lower of cost or net realizable value with cost based on the first-in-first-out method. The Company performs an assessment of recoverability of capitalized inventory during each reporting period based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life, and writes down any excess, obsolete or unsaleable inventory to its estimated realizable value in the period which the required reserve is first identified. Such write downs, should they occur, are charged to cost of product revenue within discontinued operations in the consolidated statements of operations and comprehensive loss. As a result of the sale of rezafungin, all inventory has been reclassified to discontinued operations.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Product Revenue
In December 2022 and January 2023, the Company entered into separate Commercial Supply Agreements with Mundipharma and Melinta Therapeutics, LLC, or Melinta, for the batch supply of REZZAYO naked vials for commercial use. Under the Commercial Supply Agreements, Mundipharma and Melinta were required to submit purchase orders to the Company for batches of REZZAYO naked vials. The Company concluded that the delivery of each batch of REZZAYO naked vials and the related quality assessment certification represented a distinct performance obligation. The Commercial Supply Agreements were terminated upon the effectiveness of the assignment to Napp on April 24, 2024.
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
There were no assets and liabilities related to discontinued operations as of December 31, 2024, as all balances were recognized in income from discontinued operations at the completion of the transaction. Assets and liabilities classified as discontinued operations in the consolidated balance sheets as of December 31, 2023 consisted of the following:

December 31, 2023
(In thousands)
Carrying amount of major assets included as part of discontinued operations:
Current assets:
Accounts receivable	$2,171
Inventory	6,097
Prepaid expenses and other current assets	1,022
Current assets from discontinued operations	9,290
Noncurrent assets:
Other assets	934
Noncurrent assets from discontinued operations	934
Total assets from discontinued operations	$10,224

Carrying amount of major liabilities included as part of discontinued operations:
Current liabilities:
Current contract liabilities	$24,665
Current liabilities from discontinued operations	24,665
Noncurrent liabilities:
Long-term contract liabilities	4,245
Noncurrent liabilities from discontinued operations	4,245
Total liabilities from discontinued operations	$28,910

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
Inventory consisted of the following (in thousands):

December 31,
2023
Raw materials	$2,691
Work-in-process	3,406
Total inventory	$6,097
The Company’s capitalized inventory consisted of costs incurred subsequent to FDA approval of REZZAYO in March 2023. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to R&D expense in the period incurred. There were no inventory write downs during the years ended December 31, 2024 and 2023.
The results of operations from discontinued operations during the years ended December 31, 2024 and 2023 have been reflected as income from discontinued operations, net of income taxes in the consolidated statements of operations and comprehensive loss and consisted of the following:

	Years ended December 31,
(In thousands)	2024	2023
Major line items constituting pretax income from discontinued operations
Revenues:
Total revenues	$29,263	$40,622
Operating expenses:
Cost of product revenue	9,030	1,523
Research and development	10,507	31,769
Selling, general and administrative	7,463	4,753
Total operating expenses	27,000	38,045
Income from operations	2,263	2,577
Other expense, net:
Loss on disposal of discontinued operations	(1,799)	—
Total other expense, net	(1,799)	—
Income from discontinued operations before income tax expense	464	2,577
Income tax expense	—	(428)
Income from discontinued operations, net of income taxes	$464	$2,149
The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The total net cash used in operating activities from discontinued operations was $18.0 million and $10.5 million for the years ended December 31, 2024 and 2023, respectively. There were no investing or financing activities from discontinued operations for the years ended December 31, 2024 and 2023.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
Transition Services. The Company performed its services under the TSA over the initial 76-day period subsequent to the effective date of the Napp Purchase Agreement. In connection with the carryover services provided after the sale of rezafungin, the Company recognized $0.1 million as revenue in the results of operations from discontinued operations during the year ended December 31, 2024. The Company's costs to provide the TSA services predominantly relate to employee labor costs which are reported within R&D and SG&A expenses within the results of operations from discontinued operations during the year ended December 31, 2024. The remaining unsatisfied performance obligation as of December 31, 2024 was zero.
Mundipharma Collaboration Agreement
On September 3, 2019, the Company entered into the Mundipharma Collaboration Agreement with Mundipharma, a related party, for a strategic collaboration to develop and commercialize rezafungin in an intravenous formulation, or the Mundipharma Licensed Product, for the treatment and prevention of invasive fungal infections.
Collaboration. Under the Mundipharma Collaboration Agreement, the Company was responsible for leading the conduct of an agreed global development plan, or the Global Development Plan, that included the Phase 3 pivotal clinical trial of the Mundipharma Licensed Product for the treatment of candidemia and/or invasive candidiasis, or the ReSTORE Trial, and the Phase 3 pivotal clinical trial of the Mundipharma Licensed Product for the prophylaxis of invasive fungal infections in adult allogeneic blood and marrow transplant recipients, or the ReSPECT Trial, as well as specified GLP-compliant non‑clinical studies and CMC development activities for the Mundipharma Licensed Product. Mundipharma was responsible for performing all development activities, other than Global Development Plan activities, that were necessary to obtain and maintain regulatory approvals for the Mundipharma Licensed Product outside of the U.S. and Japan, or the Mundipharma Territory, at Mundipharma’s sole cost.
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
Milestone Payments. In November 2020, the Company achieved a $11.1 million milestone under the Mundipharma Collaboration Agreement, which was previously recorded as current contract liabilities as of December 31, 2024 because the rights to consideration were expected to be satisfied within one year. The Company received payment for this milestone in January 2021. Mundipharma was entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma had not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company would have been obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. The full amount was forgiven in July 2024 as part of the rezafungin asset sale and the Company included $11.1 million in the transaction price of the Napp Purchase Agreement. In December 2021, August 2022, December 2023, and January 2024, the Company achieved milestones of $2.8 million, $11.1 million, $11.1 million, and $2.8 million, respectively, under the Mundipharma Collaboration Agreement that the Company deemed to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones has been allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue was recognized based on the progress of these performance obligations, the unrecognized portion was recorded as contract liabilities at the reporting period end and was recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones in January 2022, September 2022, February 2024, and April 2024, respectively.
Royalties. As the license was deemed to be the predominant item to which sales-based royalties related, the Company recognized royalty revenue when the related sales occurred. Royalty revenue recognized during the year ended December 31, 2024 was immaterial. No royalty revenue was recognized during the year ended December 31, 2023.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
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
Clinical Supply Services. The Company’s obligation to supply rezafungin for ongoing clinical development in the Melinta Territory represented a distinct performance obligation. The Company concluded that progress towards completion of the performance obligations related to the clinical supply services was best measured in an amount proportional to the clinical supply services expenses incurred and the total estimated clinical supply services. Revenue related to the clinical supply services performance obligation recognized during the year ended December 31, 2024 was immaterial.
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
Royalties. As the license was deemed to be the predominant item to which sales-based royalties related, the Company recognized royalty revenue when the related sales occurred. The Company recognized $0.1 million and $0.2 million in royalty revenue during the years ended December 31, 2024 and 2023, respectively, following the commercial launch of REZZAYO by Melinta in the U.S. on July 31, 2023.
Costs to Obtain a Contract with a Customer
The Company incurred costs to a third party to obtain the Melinta License Agreement and capitalized $2.0 million upon execution of the Melinta License Agreement, and capitalized an additional $0.5 million upon achievement of a milestone, in accordance with ASC 340, Other Assets and Deferred Costs. The Company incurred these costs in connection with all the performance obligations identified in the Melinta License Agreement and allocated the capitalized contract costs to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. The expense recognized during the years ended December 31, 2024 and 2023 of $0.2 million and $0.5 million, respectively, and is included within the results of operations from discontinued operations. As of December 31, 2024, there was no balance remaining of the asset recognized from costs to obtain the Melinta License Agreement.
Contract Liabilities
The following table presents a summary of the activity in the Company’s contract liabilities pertaining to the Mundipharma Collaboration Agreement and Melinta License Agreement during the year ended December 31, 2024 (in thousands):

Opening balance, December 31, 2023	$28,910
Revenue from performance obligations satisfied during reporting period	(28,910)
Closing balance, December 31, 2024	$—
As of December 31, 2024, the aggregate transaction price allocated to performance obligations that are unsatisfied is zero under both the Mundipharma Collaboration Agreement and the Melinta License Agreement.
As of December 31, 2024, the Company recorded no accounts receivable associated with the Mundipharma Collaboration Agreement and Melinta License Agreement. As of December 31, 2024, the Company recorded accounts receivable associated with the Napp Purchase Agreement of $1.7 million.
As of December 31, 2023, the Company recorded $13.9 million and $0.4 million in accounts receivable associated with the Mundipharma Collaboration Agreement and Melinta License Agreement, respectively. As of December 31, 2023, $1.7 million and $0.4 million of the accounts receivable associated with the Mundipharma Collaboration Agreement and Melinta License Agreement, respectively, were included in discontinued operations.

CIDARA THERAPEUTICS, INC.
Notes to Consolidated Financial Statements — Continued
The following table presents collaboration revenue, included within discontinued operations, disaggregated by collaborator and timing of revenue recognition (in thousands):

	Year Ended December 31, 2024
	Mundipharma	Melinta
Revenue from Collaboration, License and Purchase Agreements:
Point in Time:
Rezafungin Assets, including Sale of IP and Inventory	$20,833	$—
License of Intellectual Property - upon milestones achieved	813	—
Product Revenue	2,826	—
Royalty Revenue	37	125
Over Time:
Research and Development Services	3,895	457
Clinical Supply Services	175	—
Transition Services	102	—
Total Revenue from Collaboration, License and Purchase Agreements	$28,681	$582

	Year Ended December 31, 2023
	Mundipharma	Melinta
Revenue from Collaboration and License Agreements:
Point in Time:
License of Intellectual Property - upon milestones achieved	$3,252	$17,257
Clinical Drug Supply	26	—
Product Revenue	2,867	1,468
Royalty Revenue	—	168
Over Time:
Research and Development Services	12,303	2,441
Clinical Supply Services	840	—
Total Revenue from Collaboration and License Agreements	$19,288	$21,334

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
As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to the Company’s status as a non-accelerated filer.
Remediation of Previously Reported Material Weakness
We previously reported that our control over the evaluation of applicable indirect taxes in local jurisdictions and assessment of indirect tax accrued liabilities was not appropriately designed. Specifically, we did not design a control to properly evaluate the indirect tax impact of our supply chain activities, and to review the completeness and accuracy of the underlying indirect tax obligation. As a result, a material misstatement in our previously issued audited consolidated financial statements for the fiscal years ended December 31, 2021 and 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 was not detected and was restated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
During 2024, as part of the remediation process, we implemented various controls to address our exposure to indirect taxes, which included additional training to existing staff, enhanced use of indirect tax consultants and experts, review and analysis of our new contracts for possible indirect tax exposures, quarterly calculations of the legal liability for indirect taxes for all shipments during the preceding quarter, and quarterly reconciliation of our legal liability account including assessment of any additional interest due or possible reversals upon settlement of our accrued indirect tax liabilities. Based on these additional procedures and control, our management has concluded this material weakness has been remediated as of December 31, 2024.

CIDARA THERAPEUTICS, INC.
Changes in Internal Control over Financial Reporting
Except as discussed above, there were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our implementation of our remediating plans for the material weakness, described above, resulted in changes in our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Delinquent Section 16(A) Reports,” “Executive Officers” and “Information Regarding Committees of the Board of Directors” in our Proxy Statement for our 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
We have adopted a written code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.cidara.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver. The information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.
We have adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive Compensation.
The information required by this item will be set forth in the section headed “Executive and Director Compensation” in our Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be set forth in the sections headed “Equity Benefit Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive and Director Compensation” in our Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be set forth in the sections headed “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be set forth in the section headed “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

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

2.1‡
Asset Purchase Agreement, by and between the Registrant and Napp Pharmaceutical Group Limited (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A, filed on April 29, 2024).

2.2‡
Assignment and Novation Agreement, by and between the Registrant and Napp Pharmaceutical Group Limited (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K/A, filed on April 29, 2024).

2.3‡
First Amendment to Melinta License Agreement, dated April 23, 2024, by and between Melinta Therapeutics, LLC and the Registrant (Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K/A, filed on April 29, 2024).

3.1
Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Cidara Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed on April 22, 2024).

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Cidara Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 18, 2024).

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015).
3.5
Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 21, 2018).

3.6
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2024).

4.1
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed on March 13, 2015).

4.2	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 3, 2016).
4.3	Form of Common Stock Purchase Warrant for First Private Placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 21, 2018)
4.4	Form of Pre-Funded Warrant to Purchase Common Stock for Private Placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 26, 2024).

4.5	Description of the Registrant’s Securities.
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

10.7+	Cidara Therapeutics, Inc. 2020 Inducement Incentive Plan, as amended.
10.8+
Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Cidara Therapeutics, Inc. 2020 Inducement Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 7, 2020).

10.9+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Cidara Therapeutics, Inc. 2020 Inducement Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 7, 2020).

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

10.19
Sixth Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated July 14, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 12, 2021).

10.20+
Employment offer letter between the Registrant and Taylor Sandison, dated March 22, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 3, 2022).

10.21+
Employment offer letter between the Registrant and Shane M. Ward, dated August 17, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 3, 2022).

10.22+
Employment offer letter between the Registrant and Preetam Shah, dated August 19, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 3, 2022).

10.23
Seventh Amendment to Lease by and between the Registrant and Nancy Ridge Technology Center, L.P., dated April 20, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 11, 2023).

10.24‡
Securities Purchase Agreement, by and among Cidara Therapeutics, Inc. and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2024).

10.25	Form of Support Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2024).
10.26+
2024 Equity Incentive Plan of the Registrant, Form of Grant Notice, Stock Option Agreement and Notice of Exercise, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement Thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 18, 2024).

10.27*
License and Technology Agreement, by and between the Registrant and Janssen Pharmaceuticals, Inc., dated April 23, 2024 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2024).

10.28
Securities Purchase Agreement, by and between the Registrant and the persons party thereto, dated November 20, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 26, 2024).

10.29
Registration Rights Agreement, by and between the Registrant and the persons party thereto, dated November 20, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 26, 2024).

10.30+	Employment offer letter between the Registrant and Frank Karbe, dated February 14, 2025.
10.31+
Separation Agreement by and between the Registrant and Taylor Sandison, dated January 7, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 7, 2025).

10.32+
Separation Agreement by and between the Registrant and Preetam Shah, dated February 14, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 18, 2025).

19.1	Insider Trading Policy of the Registrant.
21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed on February 25, 2021).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Cidara Therapeutics, Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed on April 22, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K.
‡	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: March 6, 2025	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Stein, Ph.D. and Frank Karbe, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Stein, Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	March 6, 2025
Jeffrey Stein, Ph.D.	(Principal Executive Officer)

/s/ Frank Karbe	Chief Financial Officer	March 6, 2025
Frank Karbe	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel D. Burgess	Chairman of the Board of Directors	March 6, 2025
Daniel D. Burgess

/s/ Bonnie Bassler, Ph.D.	Member of the Board of Directors	March 6, 2025
Bonnie Bassler, Ph.D.

/s/ Carin Canale-Theakston	Member of the Board of Directors	March 6, 2025
Carin Canale-Theakston

/s/ James Merson, Ph.D.	Member of the Board of Directors	March 6, 2025
James Merson, Ph.D.

/s/ Chrysa Mineo	Member of the Board of Directors	March 6, 2025
Chrysa Mineo

/s/ Josh Resnick, M.D.	Member of the Board of Directors	March 6, 2025
Josh Resnick, M.D.

/s/ Theodore R. Schroeder	Member of the Board of Directors	March 6, 2025
Theodore R. Schroeder

/s/ Ryan Spencer	Member of the Board of Directors	March 6, 2025
Ryan Spencer