Form 10-Q
period 2025-03-31
Cidara Therapeutics, Inc.
filed 2025-05-08
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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
As of May 5, 2025, the registrant had 12,969,823 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (unaudited)	5
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 and 2024 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	39
Item 4. Controls and Procedures	39
PART II. OTHER INFORMATION	40
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3. Defaults Upon Senior Securities	74
Item 4. Mine Safety Disclosures	74
Item 5. Other Information	74
Item 6. Exhibits	76
SIGNATURES	78

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2025	December 31, 2024
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$168,150	$189,825
Restricted cash	6,339	6,352
Accounts receivable	1,694	1,694
Prepaid expenses and other current assets	12,665	12,866
Total current assets	188,848	210,737
Property and equipment, net	348	521
Finance lease right-of-use asset, net	—	703
Operating lease right-of-use asset	2,435	2,739
Other assets	96	96
Total assets	$191,727	$214,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,897	$3,608
Accrued liabilities	19,833	13,348
Accrued indirect tax liabilities	20,727	26,045
Accrued compensation and benefits	1,915	4,911
Current portion of finance lease liability	—	264
Current portion of operating lease liability	1,437	1,378
Total current liabilities	48,809	49,554
Long-term finance lease liability	—	310
Long-term operating lease liability	1,236	1,624
Total liabilities	50,045	51,488
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024:
Series A Convertible Voting Preferred Stock, $0.0001 par value; 204,725 shares authorized at March 31, 2025 and December 31, 2024; 240,000 shares issued and 204,725 shares outstanding at March 31, 2025 and December 31, 2024	—	—
Series X Convertible Preferred Stock, $0.0001 par value; 3,818,495 shares authorized at March 31, 2025 and 4,947,759 shares authorized at December 31, 2024; 2,156,713 shares issued and 975,208 shares outstanding at March 31, 2025; 2,156,713 shares issued and 2,104,472 shares outstanding at December 31, 2024	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized at March 31, 2025 and December 31, 2024; 12,209,150 shares issued and outstanding at March 31, 2025 and 10,946,635 shares issued and outstanding at December 31, 2024	1	1
Additional paid-in capital	776,419	774,565
Accumulated deficit	(634,738)	(611,258)
Total stockholders’ equity	141,682	163,308
Total liabilities and stockholders’ equity	$191,727	$214,796
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Revenues:
Collaboration revenue	$—	$973
Total revenues	—	973
Operating expenses:
Research and development	24,600	5,919
General and administrative	6,179	3,596
Reversal of indirect tax liabilities	(5,510)	—
Total operating expenses	25,269	9,515
Loss from operations	(25,269)	(8,542)
Other income (expense), net:
Other expense, net	(110)	—
Interest income, net	1,899	365
Total other income, net	1,789	365
Net loss from continuing operations	(23,480)	(8,177)
Loss from discontinued operations, net of income taxes	—	(2,149)
Net loss and comprehensive loss	$(23,480)	$(10,326)

Basic and diluted net loss per common share from continuing operations	$(1.66)	$(1.80)
Basic and diluted net loss per common share from discontinued operations	—	(0.48)
Basic and diluted net loss per common share	$(1.66)	$(2.28)

Shares used to compute basic and diluted net loss per common share	14,177,743	4,537,782
 See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating activities:
Net loss	$(23,480)	$(10,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,741	795
Non-cash operating lease expense	305	188
Depreciation and amortization	36	36
Gain on disposal of property and equipment	(48)	—
Amortization of costs to obtain a contract with a customer	—	16
Loss on assignment of finance lease	158	—
Amortization of finance lease right-of-use asset	13	20
Non-cash interest expense	7	16
Reversal of indirect tax liabilities	(5,510)	—
Changes in assets and liabilities:
Accounts receivable	—	8,965
Inventory	—	(1,172)
Prepaid expenses, other current assets, and other assets	186	(273)
Accounts payable and accrued liabilities	7,775	(4,851)
Accrued indirect tax liabilities	192	2,578
Accrued compensation and benefits	(2,996)	689
Contract liabilities	—	(3,128)
Operating lease liabilities	(329)	(197)
Net cash used in operating activities	(21,950)	(6,644)

Investing activities:
Purchases of property and equipment	—	(23)
Proceeds from sales of property and equipment	185	—
Net cash provided by (used in) investing activities	185	(23)

Financing activities:
Proceeds from exercise of stock options	127	—
Issuance costs for private placement	—	(4)
Payment of finance lease liabilities	(50)	(50)
Payment for shares withheld to fund payroll taxes	—	(39)
Net cash provided by (used in) financing activities	77	(93)
Net decrease in cash, cash equivalents and restricted cash	(21,688)	(6,760)
Cash, cash equivalents and restricted cash at beginning of period	196,177	35,778
Cash, cash equivalents and restricted cash at end of period	$174,489	$29,018

Supplemental disclosure of cash flows:
Non-cash financing activities:
Issuance costs incurred but not yet paid, included in accounts payable and accrued liabilities	$—	$105
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Three Months Ended March 31, 2025
	Series A Convertible Voting Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	204,725	$—	2,104,472	$—	10,946,635	$1	$774,565	$(611,258)	$163,308
Issuance of common stock upon conversion of Series X Convertible Preferred Stock	—	—	(1,129,264)	—	564,632	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	—	—	657,052	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	6,855	—	113	—	113
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	33,976	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,741	—	1,741
Net loss	—	—	—	—	—	—	—	(23,480)	(23,480)
Balance, March 31, 2025	204,725	$—	975,208	$—	12,209,150	$1	$776,419	$(634,738)	$141,682

	Three Months Ended March 31, 2024
	Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2023	2,104,472	$—	4,530,113	$1	$433,220	$(441,431)	$(8,210)
Issuance of common stock upon vesting of restricted stock units	—	—	31,583	—	—	—	—
Value of shares withheld to fund payroll taxes	—	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	—	—	795	—	795
Net loss	—	—	—	—	—	(10,326)	(10,326)
Balance, March 31, 2024	2,104,472	$—	4,561,696	$1	$433,976	$(451,757)	$(17,780)
See accompanying notes.

CIDARA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. THE COMPANY AND BASIS OF PRESENTATION
Description of Business
Cidara Therapeutics, Inc., or the Company, was originally incorporated in Delaware in December 2012 as K2 Therapeutics, Inc., and its name was changed to Cidara Therapeutics, Inc. in July 2014. The Company is a biotechnology company using its proprietary Cloudbreak® platform to develop drug-Fc conjugate, or DFC, therapeutics designed to save lives and improve the standard of care for patients facing serious diseases. The Company’s proprietary Cloudbreak platform enables development of novel DFCs that inhibit specific disease targets while simultaneously engaging the immune system.
The Company’s most advanced DFC program is CD388, a highly potent antiviral designed to deliver universal prophylaxis and treatment of seasonal and pandemic influenza, which has completed Phase 1 and Phase 2a clinical trials under a partnership with J&J Innovative Medicine, previously Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson, or Janssen. On April 23, 2024, the Company and Janssen entered into a license and technology transfer agreement, or the Janssen License Agreement, under which the Company reacquired all rights for CD388 from Janssen to develop and commercialize CD388.
The Company is currently conducting a 5,041 subject, randomized, double-blind, controlled Phase 2b clinical trial, or the NAVIGATE study, evaluating the efficacy and safety of CD388 for pre-exposure prophylaxis of seasonal influenza. Top-line data from the NAVIGATE study is expected in late June 2025.
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
The results from discontinued operations of the rezafungin assets prior and subsequent to its sale are presented as income from discontinued operations in the condensed consolidated statements of operations and comprehensive loss for all prior year periods presented, including any gain or loss recognized on closing. There were no assets and liabilities related to discontinued operations as of March 31, 2025 and December 31, 2024, as all balances were recognized in income from discontinued operations at the completion of the transaction. See Note 9 for additional information.
Reverse Stock Split
On April 23, 2024, the Company effected the approved 1-for-20 reverse stock split of its shares of common stock, or the Reverse Stock Split. All references in this Quarterly Report on Form 10-Q to the number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Reverse Stock Split on a retroactive basis. As a result of the Reverse Stock Split, an immaterial amount was reclassified from common stock to additional paid-in capital.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At March 31, 2025, the Company had an accumulated deficit of $634.7 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

At March 31, 2025, the Company had cash, cash equivalents and restricted cash of $174.5 million, which the Company expects will provide sufficient liquidity to support its planned operations for a period of at least one year following the date that these condensed consolidated financial statements are issued as part of this Quarterly Report on Form 10-Q.
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
Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2025 and 2024.
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
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or CODM, which is the Chief Executive Officer of the Company. The Company views its operations and manages its business as a single reportable segment with a single operating segment.
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
Comprehensive loss is the measure of segment profit or loss used by CODM in making decisions regarding resource allocation and assessing performance, which is also reported on the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
The CODM uses comprehensive loss in making decisions regarding resource allocation and evaluating financial performance.

The following table represents the results of the Company’s reportable segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues generated in the U.S.	$—	$973
Less:
Research and development - Cloudbreak platform	(21,509)	(2,871)
Personnel costs	(6,077)	(4,206)
General and administrative	(2,535)	(1,768)
Other research and development costs	(658)	(670)
Reversal of indirect tax liabilities	5,510	—
Other segment items:
Other income, net	1,789	365
Loss from discontinued operations, net of income taxes	—	(2,149)
Segment net loss and comprehensive loss	$(23,480)	$(10,326)
The settlement of certain indirect tax liabilities resulted in the reversal of $5.5 million in legal liabilities during the three months ended March 31, 2025, which consisted of $3.7 million in indirect tax amounts that were determined not to be due and payable and $1.8 million in indirect tax interest and penalties that were determined not to be due and payable. The Company paid an immaterial amount in penalties for registration and compliance in one jurisdiction during the three months ended March 31, 2025.
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the total amount shown at the end of the applicable period in the condensed consolidated statements of cash flows:

	March 31, 2025	December 31, 2024
(In thousands)
Cash and cash equivalents	$168,150	$189,825
Restricted cash	6,339	6,352
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$174,489	$196,177
Accounts Receivable
Accounts receivable is stated at the original invoice amount and consists of indirect taxes collectible from customers. The Company records accounts receivable net of any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers is considered in future assessments of collectability as these patterns are established over a longer period of time. The Company did not record any credit losses as of March 31, 2025, or December 31, 2024.
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
Operating Lease
In accordance with ASC 842, the Company determines if a contract contains a lease at inception and recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As the Company’s operating leases do not provide an implicit rate, management develops incremental borrowing rates based on the information available at the commencement date in determining the present value of future payments. Lease agreements that have lease and non-lease components are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.
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
Indirect Taxes
The Company’s purchases of clinical drug supplies and raw materials, inventory transfers, and sales of commercial drug product were subject to indirect taxation in various jurisdictions outside of the U.S. Indirect tax payable is included in accrued indirect tax liabilities, the related expense was included in R&D expenses within discontinued operations. Prior to the sale of rezafungin, the related interest and penalties were included in selling, general and administrative, or SG&A, expenses within discontinued operations. Subsequent to the sale of rezafungin, the Company retained the liability as part of its continuing operations and continued interest expense is included in general and administrative, or G&A, expenses in continuing operations. The accrual is for the indirect tax incurred in various tax jurisdictions outside of the U.S. as a consequence of the Company’s supply chain activities or in connection with commercial sales of REZZAYO. When any accrued indirect taxes are determined to not be due and payable, then any associated liabilities and operating expenses are reversed as part of continuing operations at that time. Indirect tax amounts on the rezafungin asset transfer that can be billed to and recovered from our customers are included in accounts receivable.
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
Net Earnings (Loss) Per Share
The Company follows the guidance in ASC 260, Earnings Per Share, or ASC 260, which establishes standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company. The guidance requires earnings to be hypothetically allocated between the common, preferred, and other participating stockholders based on their respective rights to receive non-forfeitable dividends, whether or not declared. Participating securities include Series A Convertible Voting Preferred Stock, or Series A Convertible Preferred Stock, Series X Convertible Preferred Stock, and pre-funded warrants, see Note 4 for additional information. Basic net EPS is then calculated by dividing the net income attributable to common stockholders (after the reduction for any preferred stock and assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding for the period. The Company calculates diluted net EPS by using the more dilutive of the (1) treasury stock method, reverse treasury stock method or if-converted method, as applicable, or (2) the two-class method. Dilutive common stock equivalents are comprised of warrants (excluding pre-funded warrants), Series A Convertible Preferred Stock, Series X Convertible Preferred Stock, RSUs, PRSUs and options outstanding under the Company’s stock option plans and ESPP, on an as converted basis.
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
As discussed in Note 4, as part of its November 2024 Private Placement (as defined below), the Company issued and sold pre-funded warrants to purchase up to an aggregate of 3,149,035 shares of common stock at a purchase price of $14.9119 per pre-funded warrant (representing the $14.912 per share purchase price less the exercise price of $0.0001 per pre-funded warrant share). Since the $0.0001 exercise price per pre-funded warrant share represents little consideration and is non-substantive in relation to the purchase price of $14.9119 per pre-funded warrant, and as the pre-funded warrants are exercisable at any time after their original issuance with no further vesting conditions or contingencies associated with them, the shares underlying the pre-funded warrants are therefore included in the calculation of basic net loss per common share.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of basic and diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2025	2024
Common stock warrants	866	866
Series A Convertible Preferred Stock	14,330,750	—
Series X Convertible Preferred Stock	487,604	1,052,236
Common stock options, RSUs and PRSUs issued and outstanding	3,151,477	828,655
Total	17,970,697	1,881,757
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
In December 2023, the FASB issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt this guidance for the fiscal year ending December 31, 2025, and believes, based on its preliminary assessment, that this new guidance will not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements.
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
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
March 31, 2025
Assets:
Cash and money market accounts	$168,150	$168,150	$—	$—
Restricted cash and money market accounts	6,339	6,339	—	—
Total assets at fair value	$174,489	$174,489	$—	$—

December 31, 2024
Assets:
Cash and money market accounts	$189,825	$189,825	$—	$—
Restricted cash and money market accounts	6,352	6,352	—	—
Total assets at fair value	$196,177	$196,177	$—	$—
4. STOCKHOLDERS’ EQUITY
Reverse Stock Split
On April 23, 2024, the Company effected the Reverse Stock Split of its shares of common stock and decreased its authorized number of shares of common stock from 200,000,000 shares to 20,000,000 shares.
All references in this Quarterly Report on Form 10-Q to the number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Reverse Stock Split on a retroactive basis.
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement, or the Cantor Sales Agreement, entered into on November 8, 2018 with Cantor Fitzgerald & Co., or Cantor. The Company has not sold any shares of its common stock under the Cantor Sales Agreement since July 2023.
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
Preferred Stock
Under the Company's amended and restated certificate of incorporation, as amended, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at March 31, 2025.
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
On July 19, 2024, the Company issued 2,469,250 shares of common stock upon the automatic conversion of 35,275 shares of Series A Convertible Preferred Stock, subject to the terms and limitations contained in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock, including that shares of Series A Convertible Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% of the Company's outstanding shares of common stock as of the applicable conversion date. After conversion, the converted shares of Series A Convertible Preferred Stock resumed the status of authorized but unissued shares of preferred stock and are no longer designated as Series A Convertible Preferred Stock. As of March 31, 2025 and December 31, 2024, shares of preferred stock designated as Series A Convertible Preferred Stock totaled 204,725.
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
In August 2020, at the request of certain holders, 52,241 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 26,120 shares of the Company’s common stock. In March 2025, at the request of certain holders, 1,129,264 shares of the Company’s Series X Convertible Preferred Stock were converted to an aggregate of 564,632 shares of the Company’s common stock. After conversion, the converted shares of Series X Convertible Preferred Stock resumed the status of authorized but unissued shares of preferred stock and are no longer designated as Series X Convertible Preferred Stock.
As of March 31, 2025 and December 31, 2024, shares of preferred stock designated as Series X Convertible Preferred Stock totaled 3,818,495 and 4,947,759, respectively.
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
The Company had 50,000,000 shares of common stock authorized as of March 31, 2025. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.

Common Stock Warrants
As of March 31, 2025, (i) warrants to purchase up to an aggregate of 866 shares of the Company’s common stock were outstanding, each with an exercise price of $230.95 per share and (ii) pre-funded warrants to purchase up to an aggregate of 2,491,975 shares of the Company’s common stock were outstanding, each with an exercise price of $0.0001 per share. During the three months ended March 31, 2025, pre-funded warrants to purchase up to 657,060 shares of common stock were cashless exercised resulting in the issuance of 657,052 shares of the Company's common stock and an immaterial cash payment by the Company in lieu of fractional shares.
As of December 31, 2024, (i) warrants to purchase up to an aggregate of 866 shares of the Company’s common stock were outstanding, each with an exercise price of $230.95 per share and (ii) pre-funded warrants to purchase up to an aggregate of 3,149,035 shares of the Company’s common stock were outstanding, each with an exercise price of $0.0001 per share.
The warrants had no intrinsic value as of March 31, 2025, and December 31, 2024, and the pre-funded warrants had a total aggregate intrinsic value of $53.7 million and $84.6 million as of March 31, 2025, and December 31, 2024, respectively. The intrinsic value of a warrant and pre-funded warrant exercisable for common stock is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	March 31, 2025	December 31, 2024
Common stock warrants, including pre-funded warrants	2,492,841	3,149,901
Series A Convertible Preferred Stock	14,330,750	14,330,750
Series X Convertible Preferred Stock	487,604	1,052,236
Common stock options and RSUs issued and outstanding	3,151,477	2,481,011
Authorized for future stock awards	660,650	1,021,947
Awards available under the ESPP	88,147	63,631
Total	21,211,469	22,099,476
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
During the three months ended March 31, 2025 and 2024, no shares were issued pursuant to the ESPP. As of March 31, 2025, total unrecognized compensation expense related to the ESPP was immaterial and is expected to be recognized over approximately 0.5 years.
Restricted Stock Units
The following table summarizes RSU activity during the three months ended March 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	177,273	$14.06
RSUs granted	206,410	21.25
RSUs vested	(33,976)	17.24
RSUs canceled	(11,953)	15.30
Outstanding at March 31, 2025	337,754	$18.09
The weighted-average grant date fair value of RSUs granted by the Company during the three months ended March 31, 2024 was $13.70 per share. The total fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was approximately $0.6 million and $0.7 million, respectively.
At March 31, 2025, estimated unrecognized compensation expense related to RSUs granted was approximately $5.9 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.9 years.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,303,738	$18.50	8.84	$29,729
Options granted	730,415	21.53
Options exercised	(7,181)	16.70
Options canceled	(213,249)	22.97
Outstanding at March 31, 2025	2,813,723	$18.95	8.94	$17,215
Vested and expected to vest at March 31, 2025	2,813,723	$18.95	8.94	$17,215
Exercisable at March 31, 2025	661,275	$30.84	6.76	$3,490
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the three months ended March 31, 2025, and 2024 was $15.76 and $9.80 per share, respectively.
As of March 31, 2025, total unrecognized share-based compensation expense related to unvested stock options was approximately $23.6 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

Stock-based compensation expense recognized for RSUs, stock options, and the ESPP has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock compensation expense:
Research and development	$450	$227
General and administrative	1,291	413
Stock compensation expense recorded in continuing operations	1,741	640
Stock compensation expense recorded in discontinued operations	—	155
Total stock compensation expense	$1,741	$795
6. SIGNIFICANT AGREEMENTS AND CONTRACTS
Janssen License Agreement
On April 23, 2024, the Company reacquired all rights to develop and commercialize CD388 when the Company and Janssen entered into the Janssen License Agreement, which also effectively terminated the Janssen Collaboration Agreement (as defined below), including the license granted by the Company to Janssen.
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
The Company paid Janssen an upfront payment of $85.0 million on April 24, 2024. The Company is also obligated to pay Janssen up to $150.0 million in development and regulatory milestone payments and up to $455.0 million in commercialization milestone payments, with respect to CD388. The Company has no obligation to pay any royalties to Janssen for future sales of any commercialized CD388 product. The Company’s contingent future obligation to pay Janssen with respect to CD388 will be recognized if and when the contingency is resolved and the consideration is paid or becomes payable.
As the Company had an existing license and collaboration agreement with Janssen, or the Janssen Collaboration Agreement, the Company considered the contract modification and consideration payable to a customer guidance in ASC 606. The Company determined this bundled arrangement would be accounted for as a termination of the existing revenue contract and the creation of a new arrangement. No amounts paid or payable to Janssen were recorded against revenue as the consideration payable to Janssen does not exceed the fair value of the distinct assets acquired in the Janssen License Agreement.
In accordance with authoritative guidance, the Company was determined to be the accounting acquirer and substantially all of the fair value of the gross assets acquired is concentrated in the acquired in-process research and development, or IPR&D, of CD388. The reacquired license to develop, manufacture, and commercialize activities of CD388 is part of the acquired IPR&D. The transaction was accounted for as an asset acquisition. The acquired IPR&D did not have an alternative future use as of the acquisition date. Therefore the initial purchase price of $85.4 million, inclusive of $0.4 million in direct transaction costs, was expensed as of the acquisition date as acquired IPR&D in the condensed consolidated statements of operations and comprehensive loss during the second quarter of 2024.
Prior to the acquisition, the Company had $0.5 million in contract liabilities related to deferred revenue balances and unearned cancelled performance obligations associated with the Janssen Collaboration Agreement. The settlement of the preexisting contract liabilities was recorded as an offset to the Janssen License Agreement’s initial purchase price resulting in $84.9 million expensed as acquired IPR&D in the condensed consolidated statements of operations and comprehensive loss.

Janssen Collaboration Agreement
On March 31, 2021, the Company and Janssen entered into the Janssen Collaboration Agreement to develop and commercialize one or more DFCs based on the Company’s Cloudbreak platform, for the prevention and treatment of influenza, including CD388.
Collaboration. The Company and Janssen collaborated in the research, preclinical development and early clinical development of CD388, or the Development Candidate, under a mutually-agreed R&D plan, or the Research Plan, with the objective of advancing such Development Candidate through the completion of mutually-agreed Phase 1 clinical trials and the first Phase 2 clinical trial, or Phase 2 Study. Unless otherwise agreed by the parties, the Company was responsible for performing, or having performed, all investigational new drug application, or IND, -enabling studies and clinical trials under the Research Plan, and the Company was the IND holder for the Research Plan clinical trials. Both parties were responsible for conducting certain specified chemistry, manufacturing and controls, or CMC, development activities under the Research Plan.
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
A description of the distinct performance obligations identified under the Janssen Collaboration Agreement was as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represented a distinct performance obligation. The license and associated know-how was transferred to Janssen in May 2021.
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
Milestone Payments. In March 2022 and September 2023, the Company achieved milestones under the Janssen Collaboration Agreement that the Company deemed to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones was allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue was recognized based on the progress of these performance obligations, the unrecognized portion was recorded as contract liabilities at the reporting period end and was expected to be recognized as revenue over the remaining progress of these performance obligations.
Royalties. As the license was deemed to be the predominant item to which sales-based royalties related, the Company recognized royalty revenue when the related sales occurred.
As of the termination date of the Janssen Collaboration Agreement there was no aggregate transaction price allocated to performance obligations that were unsatisfied.
As of March 31, 2025 and December 31, 2024, the Company recorded no accounts receivable or contract liabilities associated with the Janssen Collaboration Agreement.

The following table presents collaboration revenue under the Janssen Collaboration Agreement for the three months ended March 31, 2024 (in thousands):

Three Months Ended March 31,
2024
Revenue from Janssen Collaboration Agreement:
Over Time:
Research and Development Services	$971
Clinical Supply Services	2
Total Revenue from Janssen Collaboration Agreement	$973
7. COMMITMENTS AND CONTINGENCIES
Finance Lease Obligations
The Company entered into a finance lease for lab equipment in November 2023. The finance lease had a term of 36 months, monthly lease payments of $25,009, and an option to purchase the lab equipment for $1 at the end of the finance lease term. In March 2025, the Company entered into an assignment and assumption agreement whereby the Company agreed to transfer and assign to a third party all of the Company's present and future rights, interests, duties, obligations and liabilities under the finance lease, resulting in a derecognition of the finance lease right-of-use asset and finance lease liabilities as of March 31, 2025, and the recognition of a $0.2 million loss on disposal in other expense, net in continuing operations during the three months ended March 31, 2025.
Finance lease costs were immaterial for the three months ended March 31, 2025 and 2024.
Operating Lease Obligations
The Company entered into an operating lease for laboratory and office space in San Diego, California in June 2014. Amendments for additional space were entered into in February 2015, March 2015 and August 2015. On April 20, 2023, the Company entered into a seventh amendment to its operating lease with Nancy Ridge Technology Center, L.P. which extended the term of the operating lease by an additional 36 months and increased the base rent to $133,371 per month effective January 1, 2024, subject to 4% increases every January. The operating lease expires on December 31, 2026 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. As of March 31, 2025, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total operating lease term for accounting purposes. The incremental borrowing rate used in measuring the Company’s operating lease liability was 12.0%.
The following table presents information about the amount and timing of cash flows arising from the Company’s operating lease as of March 31, 2025 (in thousands):

2025	$1,248
2026	1,731
Total undiscounted operating lease payments	2,979
Less: Imputed interest	(306)
Present value of operating lease payments	$2,673
The balance sheet classification of the Company’s operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$2,435

Current portion of operating lease liability	$1,437
Long-term operating lease liability	1,236
Total operating lease liabilities	$2,673

As of March 31, 2025, the weighted average remaining operating lease term was 1.8 years.
Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million for each of the three months ended March 31, 2025 and 2024.
Operating lease costs were $0.4 million for each of the three months ended March 31, 2025 and 2024. These costs are primarily related to the Company’s operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
Contractual Obligations
The Company enters into contracts in the normal course of business with vendors for R&D activities, manufacturing, and professional services. These contracts generally provide for termination either on notice or after a notice period.
Reduction in Force
On September 9, 2024, management of the Company, as authorized by the board of directors of the Company, approved a reduction in the Company’s workforce, or the Reduction, of 20 employees, which represented approximately 30% of the Company’s workforce. The Reduction reflects the Company’s focus on the clinical development of CD388, its influenza product candidate. The Reduction was completed on November 1, 2024.
As a result of the Reduction, the Company incurred charges of $1.2 million for severance payments and employee benefits in 2024. The Company does not expect to incur additional charges related to the Reduction. As of March 31, 2025, all amounts have been paid.
Standby Letter of Credit
On December 11, 2024, the Company established a standby letter of credit with its banking institution, Wells Fargo, for $6.0 million for the benefit of its indirect tax service provider, as it relates to indirect tax compliance services in various tax jurisdictions outside of the U.S. in connection with the rezafungin supply chain activities and commercial sales of REZZAYO. The letter of credit expires on November 30, 2025 and is automatically extended without amendment for an additional one-year period from the current expiration date, unless notified by the Company to terminate prior to 90 days from the expiration date. The cash held as collateral for this standby letter of credit is recorded as restricted cash and is held in an interest-bearing account.
8. INCOME TAXES
The Company estimates an annual effective income tax rate based on projected results for the year and applied the rate to net loss before taxes to calculate income tax expense or (benefit). When applicable, the income tax provision also includes adjustments for discrete tax items. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period. For the three months ended March 31, 2025, and 2024 the Company recognized no income tax expense or (benefit) from continuing operations.
9. DISCONTINUED OPERATIONS
On April 24, 2024, the Company and Napp entered into the Napp Purchase Agreement, pursuant to which the Company sold to Napp, effective as of April 24, 2024, the following:
•all of the Company’s rezafungin assets, including all of the Company’s right to receive future milestones and royalties under a license agreement between Melinta Therapeutics, LLC, or Melinta, and the Company, or the Melinta License Agreement, and a collaboration and license agreement between Mundipharma and the Company, or the Mundipharma Collaboration Agreement,
•all rezafungin intellectual property rights, including patents and know-how, all product data, regulatory approvals and documentation,
•rezafungin and comparator inventory,
•specified prepaid assets and specified contracts, in exchange for Napp’s assumption of certain liabilities of the rezafungin business, including the ongoing costs of the ReSPECT Phase 3 clinical trial and the ReSTORE Phase 3 clinical trial in China and the Company’s obligations from and after closing under the Melinta License Agreement,
•the Commercial Supply Agreement between the Company and Melinta, and
•the Commercial Supply Agreement between the Company and Mundipharma, or the Mundipharma Commercial Supply Agreement.

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
The Company has determined that the sale of rezafungin represents a strategic shift that had a major effect on its result of operations. Rezafungin met the criteria to be reported as discontinued operations at the time of the sale. The Company has separately reported the financial results of rezafungin as discontinued operations in the condensed consolidated statements of operations and comprehensive loss for all prior year periods presented.
There were no assets and liabilities related to discontinued operations as of March 31, 2025 and December 31, 2024, as all balances were recognized in income from discontinued operations at the completion of the transaction.
There were no discontinued operations during the three months ended March 31, 2025. The results of operations from discontinued operations during the three months ended March 31, 2024, have been reflected as loss from discontinued operations, net of income taxes in the condensed consolidated statements of operations and comprehensive loss and consisted of the following:

Three Months Ended March 31,
(In thousands)	2024
Major line items constituting pretax income (loss) of discontinued operations
Revenues:
Total revenues	$7,490
Operating expenses:
Cost of product revenue	1,563
Research and development	5,674
Selling, general and administrative	2,402
Total operating expenses	9,639
Loss from discontinued operations, net of income taxes	$(2,149)
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The total net cash used in operating activities from discontinued operations was $6.9 million for the three months ended March 31, 2024. There were no investing or financing activities from discontinued operations for the three months ended March 31, 2024.
Cost of Product Revenue
Cost of product revenue consists primarily of costs related to materials, third-party contract manufacturing, freight-in and overhead. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to R&D expense in the period incurred.
Research and Development Expenses
See Note 2.

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
Collaboration Revenue
(i) Napp Purchase Agreement
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
Transition Services. The Company performed its services under the TSA over the initial 76-day period subsequent to the effective date of the Napp Purchase Agreement. In connection with the carryover services provided after the sale of rezafungin, the Company recognized $0.1 million as revenue in the results of operations from discontinued operations during the second quarter of 2024. The Company's costs to provide the TSA services predominantly related to employee labor costs which were reported within R&D and SG&A expenses within the results of operations from discontinued operations during the second quarter of 2024. The remaining unsatisfied performance obligation as of March 31, 2025 was zero.
(ii) Mundipharma Collaboration Agreement
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
A description of the distinct performance obligations identified under the Mundipharma Collaboration Agreement was as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represented a distinct performance obligation. The license and associated know-how was transferred to Mundipharma in September 2019.
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

Milestone Payments. In November 2020, the Company achieved a milestone under the Mundipharma Collaboration Agreement, and received payment for this milestone in January 2021. Mundipharma was entitled to credit the full amount of this milestone payment toward future royalties payable to the Company, subject to a limit on the amount by which royalty payments to the Company may be reduced in any quarter. If Mundipharma had not fully credited the amount of such milestone payment toward royalties payable to the Company before the earlier of (i) December 31, 2024 and (ii) termination of the Mundipharma Collaboration Agreement by Mundipharma, the Company would have been obligated to refund the uncredited portion of such milestone payment to Mundipharma on the earlier of such dates. The full amount was forgiven in July 2024 as part of the rezafungin asset sale and the Company included it in the transaction price of the Napp Purchase Agreement. In December 2021, August 2022, December 2023 and January 2024, the Company achieved milestones under the Mundipharma Collaboration Agreement that the Company deemed to be tied to all the performance obligations identified in the original agreement. Revenue associated with these milestones was allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue was recognized based on the progress of these performance obligations, the unrecognized portion was recorded as contract liabilities at the reporting period end and was recognized as revenue over the remaining progress of these performance obligations. The Company received payment for these milestones in January 2022, September 2022, February 2024 and April 2024, respectively.
Royalties. As the license was deemed to be the predominant item to which sales-based royalties related, the Company recognized royalty revenue when the related sales occurred.
(iii) Melinta License Agreement
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
The Company remained the holder of the rezafungin IND and new drug application, or NDA, before the Melinta License Agreement was assigned as part of the Napp Purchase Agreement.
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
A description of the distinct performance obligations identified under the Melinta License Agreement was as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represented a distinct performance obligation. The license and associated know-how was transferred to Melinta in August 2022.
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
Milestone Payments. In March 2023, the Company achieved a milestone under the Melinta License Agreement that the Company deemed to be tied to all the performance obligations identified in the original agreement. Revenue associated with the milestone was allocated proportionately to the original transaction price which was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In conjunction with the performance obligations already delivered, revenue was recognized based on the progress of these performance obligations, the unrecognized portion was recorded as contract liabilities at the reporting period end and was recognized as revenue over the remaining progress of these performance obligations. The Company received payment for this milestone in April 2023.
Royalties. As the license was deemed to be the predominant item to which sales-based royalties related, the Company recognized royalty revenue when the related sales occurred.
As of the termination date of both the Mundipharma Collaboration Agreement and the Melinta License Agreement, there was no aggregate transaction price allocated to performance obligations that was unsatisfied.
As of March 31, 2025 and December 31, 2024, the Company recorded no accounts receivable or contract liabilities associated with the Mundipharma Collaboration Agreement and Melinta License Agreement. As of March 31, 2025, the Company recorded accounts receivable associated with the Napp Purchase Agreement of $1.7 million.
The following table presents collaboration and product revenue, included within discontinued operations, disaggregated by collaborator and timing of revenue recognition, for the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31, 2024
	Mundipharma	Melinta
Revenue from Collaboration, License and Commercial Agreements:
Point in Time:
License of Intellectual Property - upon milestone achieved	$813	$—
Product Revenue	2,826	—
Royalty Revenue	26	76
Over Time:
Research and Development Services	3,266	317
Clinical Supply Services	166	—
Total Revenue from Collaboration, License and Commercial Agreements	$7,097	$393
10. SUBSEQUENT EVENTS
Pre-funded Warrants Exercise
In April 2025, pre-funded warrants to purchase up to 337,552 shares of common stock were cashless exercised resulting in the issuance of 337,548 shares of the Company's common stock and an immaterial cash payment by the Company in lieu of fractional shares.
Series A Convertible Preferred Stock Conversion
In April 2025, at the request of certain holders, 5,587 shares of the Company’s Series A Convertible Preferred Stock were converted to an aggregate of 391,090 shares of the Company’s common stock.
Termination of Controlled Equity Sales Agreement
On May 8, 2025, the Company and Cantor terminated the Cantor Sales Agreement.
Entry into Open Market Sale Agreement
On May 8, 2025, the Company entered into an Open Market Sale AgreementSM, or the Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company's common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company's sales agent. The Company has not sold any shares of its common stock under the Jefferies Sales Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or our Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2025, or our Annual Report.
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
OVERVIEW
We are a biotechnology company using our proprietary Cloudbreak® platform to develop drug-Fc conjugate, or DFC, therapeutics designed to save lives and improve the standard of care for patients facing serious diseases.
Our lead clinical-stage asset is CD388, a novel long-acting antiviral which we are developing for broad spectrum influenza prophylaxis. CD388 combines a novel multivalent presentation of zanamivir, the antiviral small molecule that is the active ingredient of an FDA-approved drug, with a human antibody fragment to prolong half-life. As a broad-spectrum antiviral that is not dependent on the host immune response for activity, it has the potential to overcome key limitations of existing vaccines. Its unique properties substantially enhance its antiviral activity, making it a potential best-in-class neuraminidase inhibitor. We believe it has the potential to provide universal protection against all influenza A and B virus strains, including high pathogenicity strains like H5N1, also known as avian influenza or bird flu, with potential for single dose per flu season protection.
Cidara discovered and advanced CD388 to the clinic under a license and collaboration agreement, or the Janssen Collaboration Agreement, that we entered in March 2021 with J&J Innovative Medicine, previously Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson, or Janssen. In 2023, as part of a prioritization of its research and development, or R&D, business, Janssen disclosed its intention to discontinue internal development of multiple product candidates in its infectious disease pipeline, including CD388. Janssen subsequently conducted a competitive divestiture process of its infectious disease portfolio in which we participated and subsequently reacquired all rights to develop and commercialize CD388 in April 2024. Under the terms of a license and technology transfer agreement we entered into with Janssen in April 2024, or the Janssen License Agreement, we received an exclusive, worldwide, fee-bearing but royalty-free license under certain Janssen-controlled technology to develop, manufacture and commercialize CD388 for prophylaxis and treatment of influenza. To date, we have completed two Phase 1 studies and one Phase 2a study of CD388 under the Janssen Collaboration Agreement, and we are currently conducting a 5,041 subject, randomized, double-blind, controlled Phase 2b clinical trial, or the NAVIGATE study, evaluating the efficacy and safety of CD388 for pre-exposure prophylaxis of seasonal influenza. Top-line data from the NAVIGATE study is expected in late June 2025.
Concurrent with the CD388 reacquisition in April 2024, we completed a private placement, which provided $240.0 million in gross proceeds, or the April 2024 Private Placement, of which we used $85.0 million to fund the upfront payment under the Janssen License Agreement. The remainder of the gross proceeds of $155.0 million, together with gross proceeds of $105.0 million from a private placement we completed in November 2024, or the November 2024 Private Placement, are being utilized to fund the ongoing development of CD388.
In addition, in April 2024 we simultaneously divested rezafungin, our sole non-Cloudbreak asset, to enable us to focus our resources on the development of CD388. We entered into an asset purchase agreement, or the Napp Purchase Agreement, with Napp Pharmaceutical Group Limited, or Napp, an affiliate of Mundipharma Medical Company, or Mundipharma, our licensee for the asset in all territories other than the United States, or U.S., and Japan, pursuant to which we sold to Napp all of our rezafungin assets, including our right to receive future milestones and royalties.

Following these transactions, our sole R&D focus has now shifted to developing CD388 as a highly potent antiviral designed to deliver universal prophylaxis and treatment of seasonal and pandemic influenza.
Cloudbreak Platform
We believe our Cloudbreak platform has the potential to offer a fundamentally new approach to treat and prevent serious diseases such as viral infections and solid tumors cancers, by developing product candidates designed to provide potent disease targeting activity without immune system engagement in a single long-acting molecule. We believe this is a potentially transformative approach, distinct from current therapies, including antibody drug conjugates, or ADCs, monoclonal or multi-specific antibodies and vaccines.
DFCs are fundamentally different from ADCs: DFCs are biologically stable drug-Fc conjugates designed to engage extracellular targets, while ADCs are designed to enter target cells to deliver and release cytotoxic small molecule drugs. DFCs are conjugated using non-cleavable linkers and remain intact in the body until elimination with minimal degradation products. In contrast to ADCs and monoclonal antibodies, DFCs are smaller, providing the potential for better tissue penetration and targeting multiple sites.
As discussed above, our most advanced Cloudbreak product candidate is CD388, a highly potent antiviral designed to deliver universal prophylaxis and treatment of seasonal and pandemic influenza. Our lead oncology DFC is CBO421, a development candidate targeting CD73, a key component of the adenosine pathway, for the treatment of solid tumors, which received investigational new drug application, or IND, clearance in July 2024. We do not plan to initiate clinical trials for any oncology product candidates at this time.
Cloudbreak Influenza Program (CD388)
We have completed two Phase 1 studies and one Phase 2a study of CD388:
•A Phase 1 randomized, double-blind, dose-escalation study to determine the safety, tolerability and pharmacokinetics of intramuscular and subcutaneous administration of CD388 in healthy subjects (NCT05285137);
•A Phase 1 Japanese bridging study to assess safety, tolerability and pharmacokinetics in Japanese adults (NCT05619536); and
•A Phase 2a randomized, double-blind human challenge study to evaluate the pre-exposure prophylactic activity of CD388 against influenza (NCT05523089).
We initiated the NAVIGATE study in September 2024 and expect top-line results in late June 2025.
In December 2022, we received the first U.S. patent for CD388 (no. 11,838,212). The patent includes claims directed to the composition of matter of CD388. The patent is projected to expire in 2039 plus any available patent term extension. The latest of the issued patents and any patents that result from our currently pending applications would be expected to expire in 2044, should they be issued, excluding any additional term for patent term adjustments or applicable patent term extensions.
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
CD388 Phase 1 and Phase 2a Results
On September 21, 2023, we announced safety and pharmacokinetics data from our Phase 1 studies, as well as safety and efficacy data from our Phase 2a human challenge study evaluating the pre-exposure prophylactic activity of CD388 against an H3N2 influenza A virus strain.
CD388 Clinical Data Supports Potential for Season-long Influenza Protection:
In total, 108 subjects were dosed in our Phase 1 and Phase 2a studies, 84 of which were dosed subcutaneously, or SQ, and 24 were dosed intramuscularly, or IM. CD388 was well-tolerated up to 900 milligrams, or mg, (maximum dose tested).

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
All participants included in the analysis received either CD388 or a placebo and were then challenged with influenza five days later. As shown above, despite the small sample size in this analysis, a decrease in influenza infection was observed in participants receiving a single dose of CD388 when compared to placebo. No treatment emergent adverse events leading to study discontinuation or SAEs were reported in the analysis.
CD388 Phase 2b NAVIGATE Study
We initiated the NAVIGATE study during the 2024-25 Northern Hemisphere influenza season, with dosing of the first subjects on September 20, 2024. Dosing of 5,041 subjects in the NAVIGATE study were completed in early December of 2024 across clinical sites in the U.S. and the United Kingdom. The NAVIGATE study is a randomized, double-blinded, controlled trial with single doses of CD388 or placebo administered at the beginning of the influenza season with subjects followed for the influenza season to monitor for breakthrough cases of influenza. Randomization was 1:1:1:1 to treatment with either one of three CD388 dose groups (150 mg, 300 mg, or 450 mg) and one placebo group. The primary endpoint of this study will compare the rates of laboratory-confirmed clinical influenza between different dose levels of CD388 and placebo over an influenza season. The patient population in this study is comprised of healthy adults who have not received an influenza vaccination for the 2024-25 season. The NAVIGATE study was initially designed primarily to determine dose selection for a Phase 3 study and was not powered for statistical significance. However, as a result of the severity of the 2024-25 flu season, we are discussing potential changes to the study's statistical analysis plan with the FDA to evaluate possible implementation of inferential statistical testing of the primary endpoint. We have established April 30, 2025 as the data cutoff for the primary efficacy analysis of the 5,041 subjects dosed in the NAVIGATE study. Top-line data is expected in late June 2025. Pending the results of the NAVIGATE study and our regulatory discussions, we plan to initiate a Phase 3 study in the spring of 2026 during the Southern Hemisphere influenza season. Refer to other risks described in Part II, Item 1A. “Risk Factors” of this Quarterly Report.
Compliance with Nasdaq Listing Requirements and Reverse Stock Split
Our common stock is listed on The Nasdaq Capital Market, which has as one of its continued listing requirements a minimum bid price of at least $1.00 per share, or the Minimum Bid Price Requirement. On November 9, 2023, we received a notification letter from the Listing Qualification Staff, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, advising us that for 30 consecutive trading days preceding November 6, 2023, the bid price of our common stock had closed below the Minimum Bid Price Requirement.
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

On April 12, 2024, our board of directors approved a reverse stock split of all outstanding shares of our common stock at a ratio of 1-for-20, or the Reverse Stock Split, and a reduction in the number of authorized shares of common stock, at a ratio that is equal to half of the Reverse Stock Split ratio. On April 22, 2024, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment of our Amended and Restated Certificate of Incorporation, or the Charter Amendment, to effect the Reverse Stock Split. The Charter Amendment became effective at 5:00 p.m. Eastern Time on April 23, 2024. Our common stock began trading on The Nasdaq Capital Market on a split-adjusted basis when the market opened on April 24, 2024 under a new CUSIP number (171757206).
On May 14, 2024, we received a letter from the Staff notifying us that we had regained compliance with Nasdaq’s requirements for continued listing. In addition, the Nasdaq Hearings Panel, or the Panel, imposed a discretionary Panel monitor until May 14, 2025, such that if we fail to maintain compliance with any continued listing requirement during such period, the Staff will issue a delist determination letter and we will promptly schedule a new hearing before the Panel to address such noncompliance.
Impact of Macroeconomic Conditions
Our business is subject to various trends, events or uncertainties that are reasonably likely to cause our reported financial information not to be necessarily indicative of future operating results or of future financial condition. We may be impacted by broader macroeconomic conditions, including global pandemics, inflation, bank failures, labor shortages, supply chain disruptions, recession risks, the recent presidential election in the U.S., current or future tariffs and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions and the active conflicts in the Middle East. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has recently experienced significant decreases in value. This volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance.
Common Stock Equivalents Outstanding
As of March 31, 2025, we had 12,209,150 shares of common stock outstanding, 204,725 shares of Series A Convertible Voting Preferred Stock outstanding, which are convertible into 14,330,750 shares of common stock, 975,208 shares of Series X Convertible Preferred Stock outstanding, which are convertible into 487,604 shares of common stock, warrants to purchase up to 866 shares of our common stock outstanding, pre-funded warrants to purchase up to 2,491,975 shares of our common stock outstanding, and outstanding stock options and restricted stock units covering 3,151,477 shares of our common stock for a total of 32,671,822 shares of common stock equivalents outstanding.
Liquidity Overview
We have a limited operating history and the sales and income potential of our business and market are unproven. We have experienced net losses and negative cash flows from operating activities since our inception. As of March 31, 2025, we had an accumulated deficit of $634.7 million. We expect to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.
At March 31, 2025, we had cash, cash equivalents and restricted cash of $174.5 million, which we expect will provide sufficient liquidity for a period of at least one year following the date that our condensed consolidated financial statements are issued as part of this Quarterly Report on Form 10-Q.
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
Research and development expenses
To date, our R&D expenses have related primarily to nonclinical and clinical development of our Cloudbreak platform. R&D expenses consist of wages, benefits and stock-based compensation for R&D employees, as well as the cost of scientific consultants, facilities and overhead expenses, laboratory supplies, manufacturing expenses in preclinical development and certain manufacturing expenses before FDA approval, nonclinical and clinical trial costs, and indirect taxes on clinical supplies and development materials. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or other activities within studies and other events.
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
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.
R&D expenses by major program or category for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cloudbreak platform	$21,509	$2,871
Personnel costs	2,433	2,304
Other research and development expenses	658	744
Total research and development expenses	$24,600	$5,919

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
We present discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results from discontinued operations of the rezafungin assets prior and subsequent to its sale are presented as net loss from discontinued operations, net of income taxes, in the unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. The assets and liabilities for the rezafungin operations related activities prior and subsequent to its sale have been classified as discontinued operations and segregated for all periods presented in the unaudited condensed consolidated balance sheets. See Note 9 to the condensed consolidated financial statements for additional information.
CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon unaudited financial statements that we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses incurred during the reporting periods. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements contained in our Annual Report, and there have not been any material changes in our significant accounting policies since December 31, 2024, the significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:
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

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Collaboration revenue	$—	$973	(973)
Research and development expenses	24,600	5,919	18,681
General and administrative expenses	6,179	3,596	2,583
Reversal of indirect tax liabilities	(5,510)	—	(5,510)
Other income, net	1,789	365	1,424
Loss from discontinued operations, net of income taxes	—	(2,149)	2,149
Collaboration revenue
Collaboration revenue was zero for the three months ended March 31, 2025 and $1.0 million for the three months ended March 31, 2024. Collaboration revenue for the three months ended March 31, 2024 related to R&D and clinical supply services provided to Janssen under the Janssen Collaboration Agreement. The Janssen Collaboration Agreement was terminated upon the effectiveness of the Janssen License Agreement on April 24, 2024.
Research and development expenses
R&D expenses were $24.6 million for the three months ended March 31, 2025 and $5.9 million for the three months ended March 31, 2024. The increase in R&D expenses is primarily due to higher expenses associated with our NAVIGATE study and higher personnel costs in continuing operations without allocation to discontinued operations and other one-time personnel costs, offset by lower nonclinical expenses associated with our Cloudbreak platform.
General and administrative expenses
G&A expenses were $6.2 million for the three months ended March 31, 2025 and $3.6 million for the three months ended March 31, 2024. The increase in G&A expenses is primarily due to higher personnel costs, offset by lower legal costs.
Reversal of indirect tax liabilities
During the three months ended March 31, 2025 we determined that accrued indirect taxes totaling $5.5 million were not due and payable upon voluntary disclosure and full compliance in certain jurisdictions and the associated liabilities and operating expenses were reversed as part of continuing operations.
Other income, net
Other income, net during the three months ended March 31, 2025 related primarily to interest income generated from cash held in interest-bearing accounts and a gain on disposal of property and equipment, offset by interest expense on the finance lease liability before its assignment and a loss on assignment of the finance lease. Other income, net during the three months ended March 31, 2024 related primarily to interest income generated from cash held in interest-bearing accounts, offset by interest expense on finance lease liabilities.
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
Loss from discontinued operations was zero for the three months ended March 31, 2025.
Loss from discontinued operations was $2.1 million for the three months ended March 31, 2024 and primarily consisted of revenue of $7.5 million related to R&D and clinical supply services and product sales provided to Mundipharma and Melinta Therapeutics, LLC, offset by (i) cost of product revenue of $1.6 million, (ii) R&D expenses of $5.7 million associated with rezafungin clinical trial and development costs, (iii) and selling, general and administrative expenses of $2.4 million associated with rezafungin.

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
On November 8, 2018, we entered into the controlled equity offering sales agreement with Cantor Fitzgerald & Co., or the Cantor Sales Agreement, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock. We have not sold any shares of our common stock under the Cantor Sales Agreement since July 2023. On May 8, 2025, we and Cantor terminated the Cantor Sales Agreement.
On May 8, 2025, we entered into an Open Market Sale AgreementSM, or the Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies as our sales agent. We have not sold any shares of our common stock under the Jefferies Sales Agreement.
In connection with the April 2024 Private Placement, on April 23, 2024, we entered into a securities purchase agreement with certain institutional and other accredited investors, pursuant to which we issued and sold 240,000 shares of Series A Convertible Voting Preferred Stock at a purchase price of $1,000 per share. The closing of the April 2024 Private Placement took place on April 24, 2024, and we received total gross proceeds of $240.0 million. As a condition to the effectiveness of the Janssen License Agreement, we paid Janssen an upfront payment of $85.0 million on April 24, 2024.
On September 9, 2024, our management, as authorized by our board of directors, approved a reduction in our workforce of 20 employees, which represented approximately 30% of our workforce, or the Reduction. The Reduction was completed on November 1, 2024 and has and is expected to continue to substantially reduce our capital needs related to recurring personnel costs going forward.
In connection with the November 2024 Private Placement, on November 20, 2024, we entered into a securities purchase agreement with certain institutional and other accredited investors named therein, or the November 2024 Purchasers, pursuant to which we issued and sold (i) an aggregate of 3,892,274 shares of our common stock at a purchase price of $14.912 per share, and (ii) in lieu of shares of common stock to certain November 2024 Purchasers, pre-funded warrants to purchase up to an aggregate of 3,149,035 shares of common stock at a purchase price of $14.9119 per pre-funded warrant (representing the $14.912 per share purchase price less the exercise price of $0.0001 per pre-funded warrant share). The pre-funded warrants are exercisable at any time after their original issuance and will not expire. The closing of the November 2024 Private Placement took place on November 26, 2024, and we received total gross proceeds of $105.0 million.
On December 11, 2024, we established a standby letter of credit with our banking institution, Wells Fargo, for $6.0 million for the benefit of our indirect tax service provider, as it relates to indirect tax compliance services in various tax jurisdictions outside of the U.S. in connection with the rezafungin supply chain activities and commercial sales of REZZAYO. The letter of credit expires on November 30, 2025 and is automatically extended without amendment for an additional one-year period from the current expiration date, unless notified by us to terminate prior to 90 days from any expiration date. The cash held as collateral for this standby letter of credit is recorded as restricted cash and is held in an interest-bearing account.
As of March 31, 2025, we have no outstanding loan balances.
Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2026 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to us. As of March 31, 2025, we were not reasonably certain that we would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments were $3.0 million as of March 31, 2025.
We are mindful that conditions in the current macroeconomic environment could affect our ability to achieve our goals. Sustained weakness or further deterioration of the local economies and currencies and adverse effects of the impact of pandemics, sanctions, current or future tariffs, or other macroeconomic events may pose operational challenges in those countries. We will continue to monitor these conditions and will attempt to adjust our business plans, as appropriate, to mitigate macroeconomic risks.

We enter into contracts in the normal course of business with vendors for R&D activities, manufacturing, and professional services that generally provide for termination either on notice or after a notice period. Our material cash requirements include costs to conduct R&D activities associated with our Cloudbreak platform, as well as personnel and G&A support costs.
The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(21,950)	$(6,644)
Investing activities	185	(23)
Financing activities	77	(93)
Net decrease in cash, cash equivalents and restricted cash	(21,688)	(6,760)
Cash, cash equivalents and restricted cash at beginning of period	196,177	35,778
Cash, cash equivalents and restricted cash at end of period	$174,489	$29,018
Operating activities
Net cash used in operating activities was $22.0 million for the three months ended March 31, 2025, compared to $6.6 million for the three months ended March 31, 2024. Cash used in operating activities for the three months ended March 31, 2025 was primarily due to a net loss of $23.5 million adjusted for (i) $3.3 million of non-cash operating activities, primarily for stock-based compensation, non-cash operating lease expense, loss on assignment of finance lease, and reversal of indirect tax liabilities, and (ii) $4.8 million of changes in operating assets and liabilities. Cash used in operating activities for the three months ended March 31, 2024 was primarily attributable to a net loss of $10.3 million adjusted for (i) $1.1 million of non-cash operating activities, primarily for stock-based compensation and non-cash operating lease expense, and (ii) $2.6 million of changes in operating assets and liabilities.
For all periods presented, the primary use of cash was to fund R&D activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Net cash provided by investing activities during the three months ended March 31, 2025 consisted of proceeds from sales of property and equipment. Net cash used in investing activities during the three months ended March 31, 2024 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the three months ended March 31, 2025 consisted of proceeds from the exercise of stock options, offset by the payment of finance lease liabilities.
Net cash used in financing activities during the three months ended March 31, 2024 consisted of the payment of finance lease liabilities and the payment for shares withheld to fund payroll taxes.
Discontinued Operations
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The total net cash used in operating activities from discontinued operations was $6.9 million for the three months ended March 31, 2024. There were no investing or financing activities from discontinued operations for the three months ended March 31, 2024.
The absence of cash outflows from discontinued operations is expected to reduce our operating cash outflows from continuing operations given that we no longer have any future obligations related to rezafungin-related assets and contracts sold to Napp in April 2024. The expected cash outflows for these obligations to complete the ongoing clinical trials, development activities, and manufacturing activities would have been offset by any near-term future milestones and royalties.

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
As of March 31, 2025, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
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
•Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•We intend to continue to rely on third parties to conduct our clinical trials and to conduct some aspects of our research and preclinical testing and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.
•We have no experience manufacturing product candidates on a clinical or commercial scale and we are dependent on third parties for the manufacture of our product candidates. If we experience problems with any of these third parties, they could delay clinical development or marketing approval of our product candidates or our ability to sell any approved products.
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
Accordingly, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. As of March 31, 2025, we had cash, cash equivalents and restricted cash of $174.5 million.
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
In November 2018, we entered into the Cantor Sales Agreement, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock. We have not sold any shares of our common stock under the Cantor Sales Agreement since July 2023. On May 8, 2025, we and Cantor terminated the Cantor Sales Agreement.
On May 8, 2025, we entered into the Jefferies Sales Agreement, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies as our sales agent. We have not sold any shares of our common stock under the Jefferies Sales Agreement.
In the April 2024 Private Placement, we received $240.0 million in gross proceeds, of which we used $85.0 million to fund the upfront payment under the Janssen License Agreement. The remainder of the gross proceeds of $155.0 million together with gross proceeds of $105.0 million from the November 2024 Private Placement, are being utilized to fund the ongoing development of CD388.
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
We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*
Since our inception, we have incurred significant operating losses. We incurred a net loss of $23.5 million and $10.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $634.7 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with our prior collaborations. We have completed Phase 1 and Phase 2a studies of CD388. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*
We operate in a global economy, which includes utilizing third-party suppliers in certain countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.
We do not own or operate facilities for the manufacture of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties, including manufacturers and suppliers located in China, the United Kingdom, and the European Union, for the manufacture of supplies of our product candidates for preclinical and clinical activities and materials used in those product candidates. In particular, our most advanced product candidate, CD388, is currently manufactured solely by WuXi XDC and affiliated companies in China. While we are assessing options for moving manufacturing to alternate third-party manufacturers outside China, technology transfer is a long, complex and expensive process and there can be no certainty that we will be able to establish additional or alternate manufacturing locations for any component of CD388 production. We expect to rely on third parties as well for commercial manufacture if any of our product candidates receive marketing approval.
Current or future tariffs may result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, developments in trade and other regulations may restrict our ability to work with partners in China and other countries, thereby potentially disrupting our supply chain. In the event any of our product candidates is approved, tariffs and trade restrictions could hinder our ability to establish cost-effective commercial production and distribution capabilities, negatively impacting our growth prospects.
The complexity of announced or future tariffs may also increase the risk that we or our partners, suppliers or future customers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report.
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
Our lead oncology DFC is CBO421, a development candidate targeting CD73, a key component of the adenosine pathway, for the treatment of solid tumors, which received IND clearance in July 2024. We do not plan to initiate clinical trials for any oncology product candidates at this time.
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
If, in the future, we are unable to establish sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates, if and when they are approved.*
We do not have a sales or marketing infrastructure. To achieve commercial success for any approved product, we must license the rights to third parties with such capabilities, develop a sales and marketing organization or outsource these functions to third parties.
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
We have no experience manufacturing product candidates on a clinical or commercial scale and we are dependent on third parties for the manufacture of our product candidates. If we experience problems with any of these third parties, they could delay clinical development or marketing approval of our product candidates or our ability to sell any approved products.*
We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical studies and clinical trials and for commercial supply of any of these product candidates should we obtain marketing approval.
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

Any product that we develop may compete with other product candidates and products for access to these manufacturing facilities. There are a limited number of manufacturers that operate under cGMPs and that might be capable of manufacturing for us. Furthermore, some materials for our product candidates may continue to be sourced from a single-source supplier, and we may be unable to identify an alternative supplier in the event any such single-source supplier is unable to perform. For example, our most advanced product candidate, CD388 is manufactured solely by WuXi XDC and affiliated companies in China.
Any performance failure on the part of our existing or future manufacturers or suppliers, including a failure that may not relate specifically to our product candidate or approved product, could delay clinical development or marketing approval or adversely impact our ability to generate commercial sales. If any one of our current contract manufacturers cannot perform as agreed, we may be required to seek to replace that manufacturer, and we may be unable to do so on a timely basis, favorable terms or at all.
Our primary manufacturers and suppliers for DFC product candidates are currently located in China, and we are therefore exposed to developments in international trade policies, including restrictions and tariffs, which may restrict our ability to work with certain of our manufacturers and suppliers and increase the costs in, or otherwise disrupt, our supply chain. As a consequence, we may experience increased costs and expenses, which would increase our development costs and may have adverse effects on the development of our product candidates, our business operations and prospects. See the risk factor titled “International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.”
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
Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.
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
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the

U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.
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
We expect that additional healthcare reform measures will be adopted within and outside the U.S. in the future, particularly in light of the recent change in administrations. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions, for example, include directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Any of these reform measures could add difficulty to the regulatory approval processes for our product candidates or limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. The continuing efforts of third-party payors to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability and the level of taxes that we are required to pay.
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
Risks Related to U.S. Government Contracts and Grants
If we are unable to generate revenues from partnerships, government funding or other sources of funding, we may be unable to resume our preclinical Cloudbreak programs.*
We have suspended research and development activities for our preclinical Cloudbreak programs. In order to resume work on our preclinical Cloudbreak programs for DFCs, we will need to seek funding from partnerships, the government or other sources of funding. There can be no assurances that we will be able to obtain funding from partnerships, or enter into new contracts with the U.S. government or obtain other sources of funding to support such programs. The process of completing a partnership or obtaining government contracts is lengthy and uncertain and we will have to compete with other companies and institutions in each instance. Further, with respect to government contracting, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of oncology products. If we cannot obtain or maintain government or other funding for our preclinical Cloudbreak programs for DFCs we may be unable to resume those programs.
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
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 12,209,150 shares of common stock outstanding as of March 31, 2025. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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
As of March 31, 2025, there were (i) 975,208 shares of Series X Convertible Preferred Stock outstanding, which are convertible into an aggregate of 487,604 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock and (ii) 204,725 shares of Series A Convertible Voting Preferred Stock outstanding, which are convertible into an aggregate of 14,330,750 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock. Additionally, as of March 31, 2025, there were (i) warrants to purchase up to an aggregate of 866 shares of common stock outstanding, each at an exercise price of $230.95 per share and (ii) pre-funded warrants to purchase up to an aggregate of 2,491,975 shares of common stock outstanding, each at an exercise price of $0.0001 per pre-funded warrant share.
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

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.*
Our amended and restated certificate of incorporation, as amended, and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
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
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation, as amended, and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Entry into Open Market Sale AgreementSM
On May 8, 2025, we entered into an Open Market Sale AgreementSM, or Jefferies Sales Agreement, with Jefferies LLC, or the Agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Agent as our sales agent, or ATM Offering.
The Agent may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. The Agent will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agent a commission of up to 3.0% of the gross sales proceeds of any common stock sold through the Agent under the Jefferies Sales Agreement, and we have also provided the Agent with customary indemnification rights.
We are not obligated to make any sales of our common stock under the Jefferies Sales Agreement. The offering of shares of common stock pursuant to the Jefferies Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Jefferies Sales Agreement or (ii) termination of the Jefferies Sales Agreement in accordance with its terms.

The foregoing description of the Jefferies Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Jefferies Sales Agreement, a copy of which is filed as Exhibit 10.5 to this Quarterly Report.
The shares of common stock being offered pursuant to the Jefferies Sales Agreement will be offered and sold pursuant to a shelf registration statement on Form S-3 and prospectus relating to the ATM Offering that we will file with the SEC.
This Quarterly Report shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.
Termination of Controlled Equity OfferingSM Sales Agreement
On May 8, 2025, we and Cantor Fitzgerald & Co., or Cantor, agreed to terminate the Controlled Equity OfferingSM Sales Agreement, or Cantor Sales Agreement, that we entered into with Cantor on November 8, 2018, effective May 8, 2025. Under the Cantor Sales Agreement, we were permitted to offer and sell, from time to time at our sole discretion, shares of our common stock, through Cantor by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. We sold an aggregate of $41.1 million of shares of our common stock under the Cantor Sales Agreement.

ITEM 6. EXHIBITS

Exhibit	Description

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

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed on April 22, 2024).

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 18, 2024).

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

3.6
Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2024).

4.1
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-202740), as amended, originally filed with the SEC on March 13, 2015).

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

10.1+
Employment offer letter between the Registrant and Frank Karbe, dated February 7, 2025 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed on March 6, 2025).

10.2+
Separation Agreement by and between the Registrant and Taylor Sandison, dated January 7, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 7, 2025).

10.3+
Separation Agreement by and between the Registrant and Preetam Shah, dated February 14, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 18, 2025).

10.4+	Employment offer letter between the Registrant and Nicole Davarpanah, M.D., J.D., dated April 25, 2025.

10.5	Open Market Sale AgreementSM, dated May 8, 2025, by and between Cidara Therapeutics, Inc. and Jefferies LLC.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q has been formatted in Inline

+	Indicates management contract or compensatory plan.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
‡	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: May 8, 2025	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Frank Karbe
Frank Karbe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)