Form 10-Q
period 2025-06-30
Cidara Therapeutics, Inc.
filed 2025-08-07
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒
As of August 6, 2025, the registrant had 25,358,051 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2025	December 31, 2024
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$510,575	$189,825
Restricted cash	6,338	6,352
Accounts receivable	1,859	1,694
Prepaid expenses and other current assets	13,019	12,866
Total current assets	531,791	210,737
Property and equipment, net	321	521
Finance lease right-of-use asset, net	—	703
Operating lease right-of-use asset	2,120	2,739
Other assets	95	96
Total assets	$534,327	$214,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,206	$3,608
Accrued liabilities	11,054	13,348
Accrued indirect tax liabilities	14,935	26,045
Accrued compensation and benefits	2,626	4,911
Current portion of finance lease liability	—	264
Current portion of operating lease liability	1,497	1,378
Total current liabilities	32,318	49,554
Long-term finance lease liability	—	310
Long-term operating lease liability	836	1,624
Total liabilities	33,154	51,488
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024:
Series A Convertible Voting Preferred Stock, $0.0001 par value; 194,769 shares designated at June 30, 2025 and 204,725 shares designated at December 31, 2024; 240,000 shares issued and 194,769 shares outstanding at June 30, 2025 and 240,000 shares issued and 204,725 shares outstanding at December 31, 2024	—	—
Series X Convertible Preferred Stock, $0.0001 par value; 3,818,495 shares designated at June 30, 2025 and 4,947,759 shares designated at December 31, 2024; 2,156,713 shares issued and 975,208 shares outstanding at June 30, 2025; 2,156,713 shares issued and 2,104,472 shares outstanding at December 31, 2024	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2025 and 50,000,000 shares authorized at December 31, 2024; 23,234,839 shares issued and outstanding at June 30, 2025 and 10,946,635 shares issued and outstanding at December 31, 2024	2	1
Additional paid-in capital	1,161,627	774,565
Accumulated deficit	(660,456)	(611,258)
Total stockholders’ equity	501,173	163,308
Total liabilities and stockholders’ equity	$534,327	$214,796
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues:
Collaboration revenue	$—	$302	$—	$1,275
Total revenues	—	302	—	1,275
Operating expenses:
Acquired in-process research and development	—	84,883	—	84,883
Research and development	24,817	6,657	49,417	12,576
General and administrative	6,502	4,746	12,681	8,342
Reversal due to settlement of indirect tax liabilities	(3,935)	—	(9,445)	—
Total operating expenses	27,384	96,286	52,653	105,801
Loss from operations	(27,384)	(95,984)	(52,653)	(104,526)
Other income (expense), net:
Other expense, net	—	—	(110)	—
Interest income, net	1,666	1,774	3,565	2,139
Total other income, net	1,666	1,774	3,455	2,139
Net loss from continuing operations	(25,718)	(94,210)	(49,198)	(102,387)
Income from discontinued operations (including loss on disposal of discontinued operations of $1,799 during the three and six months ended June 30, 2024), net of income taxes	—	3,001	—	852
Net loss and comprehensive loss	$(25,718)	$(91,209)	$(49,198)	$(101,535)

Basic and diluted net loss per common share from continuing operations	$(1.65)	$(20.65)	$(3.31)	$(22.50)
Basic and diluted net earnings per common share from discontinued operations	—	0.66	—	0.19
Basic and diluted net loss per common share	$(1.65)	$(19.99)	$(3.31)	$(22.31)

Shares used to compute basic and diluted net loss per common share	15,547,403	4,563,772	14,866,349	4,550,774
 See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Operating activities:
Net loss	$(49,198)	$(101,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,696	1,498
Non-cash operating lease expense	619	466
Loss on assignment of finance lease	158	—
Depreciation and amortization	63	73
Amortization of finance lease right-of-use asset	13	40
Non-cash interest expense	7	30
Gain on disposal of property and equipment	(48)	—
Reversal due to settlement of indirect tax liabilities	(9,445)	—
Loss on disposal of discontinued operations	—	1,799
Amortization of costs to obtain a contract with a customer	—	184
Changes in assets and liabilities:
Accounts receivable	(165)	13,620
Inventory	—	6,097
Prepaid expenses, other current assets, and other assets	(206)	123
Accounts payable and accrued liabilities	(4,819)	(9,585)
Accrued indirect tax liabilities	(1,665)	8,043
Accrued compensation and benefits	(2,252)	(1,465)
Contract liabilities	—	(29,329)
Operating lease liabilities	(669)	(483)
Net cash used in operating activities	(62,911)	(110,424)

Investing activities:
Proceeds from sales of property and equipment	185	—
Purchases of property and equipment	—	(23)
Net cash provided by (used in) investing activities	185	(23)

Financing activities:
Proceeds from underwritten public offering, net of issuance costs	378,125	—
Proceeds from at-the-market offering of common stock, net of issuance costs	4,126	—
Proceeds from exercise of stock options	1,124	—
Proceeds from private placement, net of issuance costs	—	239,202
Deferred financing costs	137	—
Payment of finance lease liabilities	(50)	(125)
Payment for shares withheld to fund payroll taxes	—	(39)
Net cash provided by financing activities	383,462	239,038
Net increase in cash, cash equivalents and restricted cash	320,736	128,591
Cash, cash equivalents and restricted cash at beginning of period	196,177	35,778
Cash, cash equivalents and restricted cash at end of period	$516,913	$164,369

Supplemental disclosure of cash flows:
Income taxes paid	$—	$95
Non-cash investing activities:
Purchases of property and equipment, included in accounts payable and accrued liabilities	$—	$106
Non-cash financing activities:
Issuance costs incurred but not yet paid, included in accounts payable and accrued liabilities	$1,220	$35
Proceeds from exercise of stock options included in prepaid expenses, other current assets, and other assets	$194	$—
Deferred financing costs incurred but not yet paid	$97	$—
Purchase of shares pursuant to Employee Stock Purchase Plan	$33	$55
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Three and Six Months Ended June 30, 2025
	Series A Convertible Voting Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	204,725	$—	2,104,472	$—	10,946,635	$1	$774,565	$(611,258)	$163,308
Issuance of common stock upon conversion of Series X Convertible Preferred Stock	—	—	(1,129,264)	—	564,632	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	—	—	657,052	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	6,855	—	113	—	113
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	33,976	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,741	—	1,741
Net loss	—	—	—	—	—	—	—	(23,480)	(23,480)
Balance at March 31, 2025	204,725	—	975,208	—	12,209,150	1	776,419	(634,738)	141,682
Underwritten public offering, net of issuance costs	—	—	—	—	9,147,727	1	376,909	—	376,910
At-the-market offering of common stock, net of issuance costs	—	—	—	—	177,121	—	4,121	—	4,121
Issuance of common stock upon conversion of Series A Convertible Voting Preferred Stock	(9,956)	—	—	—	696,920	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	—	—	924,312	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	75,467	—	1,190	—	1,190
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	900	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	3,242	—	33	—	33
Stock-based compensation	—	—	—	—	—	—	2,955	—	2,955
Net loss	—	—	—	—	—	—	—	(25,718)	(25,718)
Balance at June 30, 2025	194,769	$—	975,208	$—	23,234,839	$2	$1,161,627	$(660,456)	$501,173

	Three and Six Months Ended June 30, 2024
	Series A Convertible Voting Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	2,104,472	$—	4,530,113	$1	$433,220	$(441,431)	$(8,210)
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	31,583	—	—	—	—
Value of shares withheld to fund payroll taxes	—	—	—	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	—	—	—	—	795	—	795
Net loss	—	—	—	—	—	—	—	(10,326)	(10,326)
Balance at March 31, 2024	—	—	2,104,472	—	4,561,696	1	433,976	(451,757)	(17,780)
Private Placement, net of issuance costs	240,000	—	—	—	—	—	239,167	—	239,167
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	245	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	7,050	—	55	—	55
Stock-based compensation	—	—	—	—	—	—	703	—	703
Net loss	—	—	—	—	—	—	—	(91,209)	(91,209)
Balance at June 30, 2024	240,000	$—	2,104,472	$—	4,568,991	$1	$673,901	$(542,966)	$130,936
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
The Company’s most advanced Cloudbreak product candidate is CD388, a highly potent antiviral designed to deliver universal prophylaxis and treatment of seasonal and pandemic influenza, which has completed two Phase 1 studies and one Phase 2a study under a partnership with J&J Innovative Medicine, previously Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson, or Janssen. On April 23, 2024, the Company and Janssen entered into a license and technology transfer agreement, or the Janssen License Agreement, under which the Company reacquired all rights for CD388 from Janssen to develop and commercialize CD388.
In June 2025, the Company announced positive topline results for its 5,041-subject, randomized, double-blind, placebo-controlled Phase 2b clinical trial, or the NAVIGATE study, evaluating the efficacy and safety of CD388 for pre-exposure prophylaxis of seasonal influenza in unvaccinated healthy subjects. The NAVIGATE study met its primary and all secondary efficacy endpoints for all dose groups. Single doses of 450mg, 300mg and 150mg of CD388 conferred 76.1%, 61.3% and 57.7% protection, respectively, from symptomatic influenza over 24 weeks compared to placebo. The placebo attack rate was 2.8% for the primary endpoint, and a clear dose response for efficacy was observed. CD388 was well-tolerated with no safety signals observed, and there were no meaningful changes in safety across the dose groups and placebo. Loss to follow-up rates were low and similar in all arms.
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
The results from discontinued operations of the rezafungin assets prior and subsequent to its sale are presented as income from discontinued operations in the condensed consolidated statements of operations and comprehensive loss for all prior year periods presented, including any gain or loss recognized on closing. There were no assets and liabilities related to discontinued operations as of June 30, 2025 and December 31, 2024, as all balances were recognized in income from discontinued operations at the completion of the transaction. See Note 9 for additional information.
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

Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At June 30, 2025, the Company had an accumulated deficit of $660.5 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2025 and 2024.
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
The CODM uses comprehensive loss in making decisions regarding resource allocation and evaluating financial performance.

The following table represents the results of the Company’s reportable segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues generated in the U.S.	$—	$302	$—	$1,275
Less:
Acquired in-process research and development	—	(84,883)	—	(84,883)
Research and development - Cloudbreak platform	(21,520)	(2,714)	(43,029)	(5,585)
Personnel costs	(6,601)	(5,230)	(12,678)	(9,436)
General and administrative	(2,591)	(2,847)	(5,126)	(4,615)
Other research and development costs	(607)	(612)	(1,265)	(1,282)
Reversal due to settlement of indirect tax liabilities	3,935	—	9,445	—
Other segment items:
Other income, net	1,666	1,774	3,455	2,139
Income from discontinued operations, net of income taxes	—	3,001	—	852
Segment net loss and comprehensive loss	$(25,718)	$(91,209)	$(49,198)	$(101,535)
The settlement of certain indirect tax liabilities resulted in the reversal of $3.9 million and $9.4 million in legal liabilities during the three and six months ended June 30, 2025, respectively, which consisted of $0.5 million and $4.2 million in indirect tax amounts that were determined not to be due and payable during the three and six months ended June 30, 2025, respectively, and $3.4 million and $5.2 million in indirect tax interest and penalties that were determined not to be due and payable during the three and six months ended June 30, 2025, respectively.
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
Discontinued Operations
The Company presents discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results from discontinued operations of the rezafungin assets prior and subsequent to its sale are presented as net income (loss) from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented, including any gain or loss recognized on closing. There were no assets and liabilities related to discontinued operations as of June 30, 2025 and December 31, 2024, as all balances were recognized in income from discontinued operations at the completion of the transaction. See Note 9 for additional information.
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the total amount shown at the end of the applicable period in the condensed consolidated statements of cash flows:

	June 30, 2025	December 31, 2024
(In thousands)
Cash and cash equivalents	$510,575	$189,825
Restricted cash	6,338	6,352
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$516,913	$196,177
Accounts Receivable
Accounts receivable is stated at the original invoice amount and consists of indirect taxes collectible from customers. The Company records accounts receivable net of any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers is considered in future assessments of collectability as these patterns are established over a longer period of time. The Company did not record any credit losses as of June 30, 2025 or December 31, 2024.
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
Stock-Based Compensation
The Company accounts for stock-based compensation expense related to stock options, restricted stock units, or RSUs, and 2015 Employee Stock Purchase Plan, or ESPP, rights by estimating the fair value on the date of grant. The Company estimates the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The fair value of RSUs granted to employees is estimated based on the closing price of the Company’s common stock on the date of grant.

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
Net Earnings (Loss) Per Share
The Company follows the guidance in ASC 260, Earnings Per Share, or ASC 260, which establishes standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company. The guidance requires earnings to be hypothetically allocated between the common, preferred, and other participating stockholders based on their respective rights to receive non-forfeitable dividends, whether or not declared. Participating securities include Series A Convertible Voting Preferred Stock, or Series A Convertible Preferred Stock, Series X Convertible Preferred Stock, and pre-funded warrants, see Note 4 for additional information. Basic net EPS is then calculated by dividing the net income attributable to common stockholders (after the reduction for any preferred stock and assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding for the period. The Company calculates diluted net EPS by using the more dilutive of the (1) treasury stock method, reverse treasury stock method or if-converted method, as applicable, or (2) the two-class method. Dilutive common stock equivalents are comprised of warrants (excluding pre-funded warrants), Series A Convertible Preferred Stock, Series X Convertible Preferred Stock, RSUs and options outstanding under the Company’s stock option plans and ESPP, on an as converted basis.
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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of basic and diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three and Six Months Ended June 30,
	2025	2024
Common stock warrants	866	866
Series A Convertible Preferred Stock	13,633,830	—
Series X Convertible Preferred Stock	487,604	1,052,236
Common stock options and RSUs issued and outstanding	3,173,210	800,148
Total	17,295,510	1,853,250
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
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
June 30, 2025
Assets:
Cash and money market accounts	$510,575	$510,575	$—	$—
Restricted cash and money market accounts	6,338	6,338	—	—
Total assets at fair value	$516,913	$516,913	$—	$—

December 31, 2024
Assets:
Cash and money market accounts	$189,825	$189,825	$—	$—
Restricted cash and money market accounts	6,352	6,352	—	—
Total assets at fair value	$196,177	$196,177	$—	$—
4. STOCKHOLDERS’ EQUITY
2025 Underwritten Public Offering
On June 26, 2025, the Company completed an underwritten public offering with J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Guggenheim Securities, LLC and Cantor Fitzgerald & Co., or Cantor, or the underwriters, pursuant to which it issued and sold an aggregate of 9,147,727 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 1,193,181 shares of common stock, each at a price of $44.00 per share, or the 2025 Public Offering. The total gross proceeds from the 2025 Public Offering were approximately $402.5 million, before deducting underwriting discounts and commissions and offering expenses. The Company received total net proceeds of approximately $376.9 million, after deducting underwriting discounts, commissions, and offering expenses payable by the Company.
Controlled Equity Sales Agreement
In September 2019, the Company began to sell shares of common stock under a controlled equity sales agreement, or the Cantor Sales Agreement, entered into on November 8, 2018 with Cantor. On May 8, 2025, the Company and Cantor terminated the Cantor Sales Agreement. The Company did not sell any shares of its common stock under the Cantor Sales Agreement in the period from July 2023 to May 8, 2025.

Open Market Sale Agreement
On May 8, 2025, the Company entered into an Open Market Sale AgreementSM, or the Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock through Jefferies as the Company’s sales agent. On May 8, 2025, the Company filed a sales agreement prospectus with the Securities and Exchange Commission, or SEC, covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock under the Jefferies Sales Agreement, which was declared effective by the SEC on May 15, 2025, or ATM Prospectus. During the three and six months ended June 30, 2025, the Company sold 177,121 shares of common stock, at a weighted average sale price of $24.05 per share, for net proceeds of approximately $4.1 million after deducting sales agent fees. On June 24, 2025, the Company delivered written notice to Jefferies that it was suspending and terminating the ATM Prospectus. The Company will not make any sales of its common stock pursuant to the Jefferies Sales Agreement, unless and until a new prospectus or prospectus supplement is filed with the SEC. Other than the termination of the ATM Prospectus, the Jefferies Sales Agreement remains in full force and effect.
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
Preferred Stock
Under the Company’s amended and restated certificate of incorporation, as amended, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at June 30, 2025.
Series A Convertible Preferred Stock
In April 2024, the Company designated 240,000 shares of preferred stock as Series A Convertible Preferred Stock with a par value of $0.0001 per share.
In July 2024, the Company’s stockholders approved, for purposes of Nasdaq Listing Rule 5635(b), the issuance of up to 16,800,000 shares of common stock upon conversion of 240,000 shares of Series A Convertible Preferred Stock issued in the April 2024 Private Placement.
In July, 2024, the Company issued 2,469,250 shares of common stock upon the automatic conversion of 35,275 shares of Series A Convertible Preferred Stock, subject to the terms and limitations contained in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock, including that shares of Series A Convertible Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% of the Company’s outstanding shares of common stock as of the applicable conversion date.
During the six months ended June 30, 2025, 9,956 shares of Series A Convertible Preferred Stock were converted to an aggregate of 696,920 shares of the Company’s common stock.

After conversion, the converted shares of Series A Convertible Preferred Stock resumed the status of authorized but unissued shares of preferred stock and are no longer designated as Series A Convertible Preferred Stock.
As of June 30, 2025 and December 31, 2024, preferred stock designated as Series A Convertible Preferred Stock totaled 194,769 shares and 204,725 shares, respectively.
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
During the year ended December 31, 2020, 52,241 shares of Series X Convertible Preferred Stock were converted to an aggregate of 26,120 shares of the Company’s common stock.
During the six months ended June 30, 2025, 1,129,264 shares of Series X Convertible Preferred Stock were converted to an aggregate of 564,632 shares of the Company’s common stock.
After conversion, the converted shares of Series X Convertible Preferred Stock resumed the status of authorized but unissued shares of preferred stock and are no longer designated as Series X Convertible Preferred Stock.
As of June 30, 2025 and December 31, 2024, preferred stock designated as Series X Convertible Preferred Stock totaled 3,818,495 shares and 4,947,759 shares, respectively.
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
On June 18, 2025, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of common stock from 50,000,000 shares to 100,000,000 shares, which amendment was filed by the Company with the Secretary of State of the State of Delaware on June 18, 2025 and was effective as of such date.
The Company had 100,000,000 shares of common stock authorized as of June 30, 2025. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.
Common Stock Warrants
As of June 30, 2025, (i) warrants to purchase up to an aggregate of 866 shares of the Company’s common stock were outstanding, each with an exercise price of $230.95 per share and (ii) pre-funded warrants to purchase up to an aggregate of 1,567,655 shares of the Company’s common stock were outstanding, each with an exercise price of $0.0001 per share. During the six months ended June 30, 2025, pre-funded warrants to purchase up to 1,581,380 shares of common stock were cashless exercised resulting in the issuance of 1,581,364 shares of the Company’s common stock and immaterial cash payments by the Company in lieu of fractional shares.
As of December 31, 2024, (i) warrants to purchase up to an aggregate of 866 shares of the Company’s common stock were outstanding, each with an exercise price of $230.95 per share and (ii) pre-funded warrants to purchase up to an aggregate of 3,149,035 shares of the Company’s common stock were outstanding, each with an exercise price of $0.0001 per share.
The warrants had no intrinsic value as of June 30, 2025 and December 31, 2024, and the pre-funded warrants had a total aggregate intrinsic value of $76.4 million and $84.6 million as of June 30, 2025, and December 31, 2024, respectively. The intrinsic value of a warrant and pre-funded warrant exercisable for common stock is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	June 30, 2025	December 31, 2024
Common stock warrants, including pre-funded warrants	1,568,521	3,149,901
Series A Convertible Preferred Stock	13,633,830	14,330,750
Series X Convertible Preferred Stock	487,604	1,052,236
Common stock options and RSUs issued and outstanding	3,173,210	2,481,011
Authorized for future stock awards	3,442,550	1,021,947
Awards available under the ESPP	84,905	63,631
Total	22,390,620	22,099,476
5. EQUITY INCENTIVE PLANS
2024 Equity Incentive Plan, 2020 Inducement Incentive Plan and 2015 Equity Incentive Plan
In May 2024, the Company’s board of directors approved and adopted and in July 2024, the Company’s stockholders approved the Company’s 2024 Equity Incentive Plan, which was amended in June 2025, or 2024 EIP. The 2024 EIP is the successor to and continuation of the Company’s 2015 Equity Incentive Plan, or 2015 EIP, previously approved and adopted in March 2015 by the Company’s board of directors and stockholders. The 2024 EIP became effective on July 18, 2024. Upon the effectiveness of the 2024 EIP, no additional awards were or will be granted under the 2015 EIP, although all outstanding stock awards granted under the 2015 EIP continue to be governed by the terms of the 2015 EIP. Under the 2024 EIP, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, and other awards to individuals who are employees, officers, directors or consultants of the Company.
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
During the six months ended June 30, 2025 and 2024, 3,242 shares and 7,050 shares, respectively, were issued pursuant to the ESPP. As of June 30, 2025, total unrecognized compensation expense related to the ESPP was $0.1 million and is expected to be recognized over approximately 0.6 years.

Restricted Stock Units
The following table summarizes RSU activity during the six months ended June 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	177,273	$14.06
RSUs granted	275,410	21.26
RSUs vested	(34,876)	17.14
RSUs canceled	(21,972)	16.92
Outstanding at June 30, 2025	395,835	$18.64
The weighted-average grant date fair value of RSUs granted by the Company during the six months ended June 30, 2024 was $13.60 per share. The total fair value of RSUs vested during the six months ended June 30, 2025 and 2024 was approximately $0.6 million and $0.7 million, respectively.
At June 30, 2025, estimated unrecognized compensation expense related to RSUs granted was approximately $6.5 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.8 years.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,303,738	$18.50	8.84	$29,729
Options granted	854,294	21.78
Options exercised	(82,648)	15.86
Options canceled	(298,009)	24.80
Outstanding at June 30, 2025	2,777,375	$18.91	8.89	$86,620
Vested and expected to vest at June 30, 2025	2,777,375	$18.91	8.89	$86,620
Exercisable at June 30, 2025	766,629	$26.80	7.53	$20,649
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the six months ended June 30, 2025, and 2024 was $16.00 and $9.72 per share, respectively.
As of June 30, 2025, total unrecognized share-based compensation expense related to unvested stock options was approximately $22.8 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years.
Stock-based compensation expense recognized for RSUs, stock options, and the ESPP has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense:
Research and development	$848	$297	$1,298	$524
General and administrative	2,107	330	3,398	743
Stock-based compensation expense recorded in continuing operations	2,955	627	4,696	1,267
Stock-based compensation expense recorded in discontinued operations	—	76	—	231
Total stock-based compensation expense	$2,955	$703	$4,696	$1,498

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
In accordance with authoritative guidance, the Company was determined to be the accounting acquirer and substantially all of the fair value of the gross assets acquired is concentrated in the acquired in-process research and development, or IPR&D, of CD388. The reacquired license to develop, manufacture, and commercialize activities of CD388 is part of the acquired IPR&D. The transaction was accounted for as an asset acquisition. The acquired IPR&D did not have an alternative future use as of the acquisition date. Therefore, the initial purchase price of $85.4 million, inclusive of $0.4 million in direct transaction costs, was expensed as of the acquisition date as acquired IPR&D in the condensed consolidated statements of operations and comprehensive loss during the second quarter of 2024.
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
Janssen Collaboration Agreement
In March 2021, the Company and Janssen entered into the Janssen Collaboration Agreement to develop and commercialize one or more DFCs based on the Company’s Cloudbreak platform, for the prevention and treatment of influenza, including CD388.
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
As of the termination date of the Janssen Collaboration Agreement, there was no aggregate transaction price allocated to performance obligations that were unsatisfied.
As of June 30, 2025 and December 31, 2024, the Company recorded no accounts receivable or contract liabilities associated with the Janssen Collaboration Agreement.
The following table presents collaboration revenue under the Janssen Collaboration Agreement for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Revenue from Janssen Collaboration Agreement:
Over Time:
Research and Development Services	$302	$1,273
Clinical Supply Services	—	2
Total Revenue from Janssen Collaboration Agreement	$302	$1,275

7. COMMITMENTS AND CONTINGENCIES
Finance Lease Obligations
The Company entered into a finance lease for lab equipment in November 2023. The finance lease had a term of 36 months, monthly lease payments of $25,009, and an option to purchase the lab equipment for $1 at the end of the finance lease term. In March 2025, the Company entered into an assignment and assumption agreement whereby the Company agreed to transfer and assign to a third party all of the Company’s present and future rights, interests, duties, obligations and liabilities under the finance lease, resulting in a derecognition of the finance lease right-of-use asset and finance lease liabilities and the recognition of a $0.2 million loss on disposal in other expense, net in continuing operations during the first quarter of 2025.
Finance lease costs were immaterial for the three and six months ended June 30, 2025 and 2024.
Operating Lease Obligations
The Company entered into an operating lease for laboratory and office space in San Diego, California in June 2014. Amendments for additional space were entered into in February 2015, March 2015 and August 2015. On April 20, 2023, the Company entered into a seventh amendment to its operating lease with Nancy Ridge Technology Center, L.P. which extended the term of the operating lease by an additional 36 months and increased the base rent to $133,371 per month effective January 1, 2024, subject to 4% increases every January. The operating lease expires on December 31, 2026 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. As of June 30, 2025, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total operating lease term for accounting purposes. The incremental borrowing rate used in measuring the Company’s operating lease liability was 12.0%.
The following table presents information about the amount and timing of cash flows arising from the Company’s operating lease as of June 30, 2025 (in thousands):

2025	$832
2026	1,731
Total undiscounted operating lease payments	2,563
Less: Imputed interest	(230)
Present value of operating lease payments	$2,333
The balance sheet classification of the Company’s operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$2,120

Current portion of operating lease liability	$1,497
Long-term operating lease liability	836
Total operating lease liabilities	$2,333
As of June 30, 2025, the weighted average remaining operating lease term was 1.5 years.
Cash paid for amounts included in the measurement of operating lease liabilities was $0.8 million for each of the six months ended June 30, 2025 and 2024.
Operating lease costs were $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively. These costs are primarily related to the Company’s operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
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
As a result of the Reduction, the Company incurred charges of $1.2 million for severance payments and employee benefits in 2024. The Company does not expect to incur additional charges related to the Reduction. As of June 30, 2025, all amounts have been paid.
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
8. INCOME TAXES
The Company estimates an annual effective income tax rate based on projected results for the year and applied the rate to net loss before taxes to calculate income tax expense or (benefit). When applicable, the income tax provision also includes adjustments for discrete tax items. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period. For the three and six months ended June 30, 2025, and 2024 the Company recognized no income tax expense or (benefit) from continuing operations.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, calculating the limit on the deduction of interest expense based on thirty percent of EBITDA (rather than EBIT), and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations. Preliminarily, the Company does not anticipate a material change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance. The impact of the tax law changes from the OBBBA will be included in the Company’s financial statements beginning in the three-months ending September 30, 2025.
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
There were no assets and liabilities related to discontinued operations as of June 30, 2025 and December 31, 2024, as all balances were recognized in income from discontinued operations at the completion of the transaction.
There were no discontinued operations during the three and six months ended June 30, 2025. The results of operations from discontinued operations during the three and six months ended June 30, 2024, have been reflected as loss from discontinued operations, net of income taxes in the condensed consolidated statements of operations and comprehensive loss and consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2024	2024
Major line items constituting pretax income of discontinued operations
Revenues:
Total revenues	$21,762	$29,252
Operating expenses:
Cost of product revenue	7,467	9,030
Research and development	4,440	10,114
Selling, general and administrative	5,055	7,457
Total operating expenses	16,962	26,601
Income from operations	4,800	2,651
Other expense, net:
Loss on disposal of discontinued operations	(1,799)	(1,799)
Total other expense, net	(1,799)	(1,799)
Income from discontinued operations before income tax expense	3,001	852
Income tax expense	—	—
Income from discontinued operations, net of income taxes	$3,001	$852
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The total net cash used in operating activities from discontinued operations was $17.6 million for the six months ended June 30, 2024. There were no investing or financing activities from discontinued operations for the six months ended June 30, 2024.
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
Product Revenue
In December 2022 and January 2023, the Company entered into separate Commercial Supply Agreements with Mundipharma and Melinta for the batch supply of REZZAYO naked vials for commercial use. Under the Commercial Supply Agreements, Mundipharma and Melinta were required to submit purchase orders to the Company for batches of REZZAYO naked vials. The Company concluded that the delivery of each batch of REZZAYO naked vials and the related quality assessment certification represented a distinct performance obligation. The Commercial Supply Agreements were terminated upon the effectiveness of the assignment to Napp on April 24, 2024.
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
Transition Services. The Company performed its services under the TSA over the initial 76-day period subsequent to the effective date of the Napp Purchase Agreement. In connection with the carryover services provided after the sale of rezafungin, the Company recognized $0.1 million as revenue in the results of operations from discontinued operations during the second quarter of 2024. The Company’s costs to provide the TSA services predominantly related to employee labor costs which were reported within R&D and SG&A expenses within the results of operations from discontinued operations during the second quarter of 2024. The remaining unsatisfied performance obligation as of June 30, 2025 was zero.
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
As of June 30, 2025 and December 31, 2024, the Company recorded no accounts receivable or contract liabilities associated with the Mundipharma Collaboration Agreement and Melinta License Agreement. As of June 30, 2025, the Company recorded accounts receivable associated with the Napp Purchase Agreement of $1.9 million.
The following table presents collaboration and product revenue, included within discontinued operations, disaggregated by collaborator and timing of revenue recognition, for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Mundipharma	Melinta	Mundipharma	Melinta
Revenue from Collaboration, License and Purchase Agreements:
Point in Time:
Rezafungin Assets, including Sale of Intellectual Property and Inventory	$20,833	$—	$20,833	$—
License of Intellectual Property - upon milestone achieved	$—	$—	$813	$—
Product Revenue	—	—	2,826	—
Royalty Revenue	11	49	37	125
Over Time:
Research and Development Services	629	140	3,895	457
Clinical Supply Services	9	—	175	—
Transition Services	91	—	91	—
Total Revenue from Collaboration, License and Purchase Agreements	$21,573	$189	$28,670	$582
10. SUBSEQUENT EVENTS
Series A Convertible Preferred Stock Conversion
In August 2025, at the request of a certain holder, 30,000 shares of Series A Convertible Preferred Stock were converted to an aggregate of 2,100,000 shares of the Company’s common stock.

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
Our lead clinical-stage asset is CD388, a novel long-acting antiviral which we are developing for broad spectrum influenza prophylaxis. CD388 combines a novel multivalent presentation of zanamivir, the antiviral small molecule that is the active ingredient of an FDA-approved drug, with a human antibody fragment to prolong half-life. As a broad-spectrum antiviral that is not dependent on the host immune response for activity, it has the potential to overcome key limitations of existing vaccines and antivirals. Its unique properties substantially enhance its antiviral activity, making it a potential best-in-class neuraminidase inhibitor. We believe it has the potential to provide universal protection against all influenza A and B virus strains, including high pathogenicity strains like H5N1, also known as avian influenza or bird flu, with potential for single dose per flu season protection.
We discovered and advanced CD388 to the clinic under a license and collaboration agreement, or the Janssen Collaboration Agreement, that we entered in March 2021 with J&J Innovative Medicine, previously Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson, or Janssen. In 2023, as part of a prioritization of its research and development, or R&D, business, Janssen disclosed its intention to discontinue internal development of multiple product candidates in its infectious disease pipeline, including CD388. Janssen subsequently conducted a competitive divestiture process of its infectious disease portfolio in which we participated and subsequently reacquired all rights to develop and commercialize CD388 in April 2024. Under the terms of a license and technology transfer agreement we entered into with Janssen in April 2024, or the Janssen License Agreement, we received an exclusive, worldwide, fee-bearing but royalty-free license under certain Janssen-controlled technology to develop, manufacture and commercialize CD388 for prophylaxis and treatment of influenza. To date, we have completed two Phase 1 studies and one Phase 2a study of CD388 under the Janssen Collaboration Agreement, and we announced positive topline results in June 2025 for our 5,041-subject, randomized, double-blind, placebo-controlled Phase 2b clinical trial, or the NAVIGATE study, evaluating the efficacy and safety of CD388 for pre-exposure prophylaxis of seasonal influenza in unvaccinated healthy subjects. We are currently in discussions with the U.S. Food and Drug Administration, or FDA, regarding the design of a Phase 3 study for CD388, which we plan to initiate no later than in the spring of 2026 during the Southern Hemisphere influenza season, subject to FDA consultation on our study design.
In June 2023, the FDA granted Fast Track designation to CD388 for the prevention of influenza A and B infection in adults who are at high risk of influenza complications due to underlying immunodeficiency and may not mount an adequate response to influenza vaccine or are at high risk of severe influenza despite influenza vaccination, including those for whom vaccines are contraindicated. Fast Track designation aims to facilitate the development and expedite the review of drugs to treat serious conditions with unmet medical needs. The purpose is to get important new drugs to patients earlier. Companies that are granted this designation are given the opportunity for more frequent interactions with the FDA, and, if relevant criteria are met, eligibility for Priority Review.

Concurrent with the CD388 reacquisition in April 2024, we completed a private placement, which provided $240.0 million in gross proceeds, or the April 2024 Private Placement, of which we used $85.0 million to fund the upfront payment under the Janssen License Agreement. The remainder of the gross proceeds of $155.0 million, together with gross proceeds of $105.0 million from a private placement we completed in November 2024, or the November 2024 Private Placement, and gross proceeds of $402.5 million from an underwritten public offering we completed in June 2025, or the 2025 Public Offering, are being utilized to fund the ongoing development of CD388. We believe our existing cash, cash equivalents and restricted cash will be sufficient to fund our planned operations through the end of our planned Phase 3 study for CD388.
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
Cloudbreak Influenza Program (CD388)
We have completed two Phase 1 studies and one Phase 2a study of CD388, and announced positive topline results in June 2025 of our Phase 2b study of CD388:
•A Phase 1 randomized, double-blind, dose-escalation study to determine the safety, tolerability and pharmacokinetics of intramuscular and subcutaneous administration of CD388 in healthy subjects (NCT05285137);
•A Phase 1 Japanese bridging study to assess safety, tolerability and pharmacokinetics in Japanese adults (NCT05619536);
•A Phase 2a randomized, double-blind human challenge study to evaluate the pre-exposure prophylactic activity of CD388 against influenza (NCT05523089); and
•A Phase 2b randomized, double-blind, placebo-controlled study evaluating the efficacy and safety of CD388 for pre-exposure prophylaxis of seasonal influenza in unvaccinated healthy subjects (NCT06609460).
We plan to initiate a Phase 3 study no later than in the spring of 2026 during the Southern Hemisphere influenza season, subject to FDA consultation on our study design.

CD388 NAVIGATE Study Results
On June 23, 2025, we announced positive topline results from our NAVIGATE study evaluating CD388 for the prevention of seasonal influenza in healthy unvaccinated adults aged 18 to 64. The study met its primary endpoint, demonstrating a statistically significant prevention efficacy, or PE, for each of three dose groups in individuals who received a single dose of CD388 at the beginning of the flu season and were evaluated for laboratory and clinically confirmed influenza over 24 weeks. The study also met all secondary endpoints, including efficacy at 37.8 and 37.2 degree Celsius temperature thresholds, as well as maintenance of PE up to 28 weeks with statistical significance. Over the same period, CD388 was well-tolerated at all doses with no unexpected dose-limiting treatment-emergent adverse events observed.
Primary Efficacy Analyses:

		150 mg N= 1175[3] n (%)	300 mg N = 1192[3] n (%)	450 mg N = 1187[3] n (%)	Placebo N = 1172[3] n (%)
Primary Endpoint[1]	Number of Participants Protocol-Defined ILI[2]	14 (1.2%)	13 (1.1%)	8 (0.7%)	33 (2.8%)
	Prevention Efficacy	57.7%	61.3%	76.1%	–
	95% CI (%)	21.1, 78.9	27.0, 81.2	49.3, 89.9	–
	p-value	0.005	0.0024	<0.0001	–
ILI, influenza like illness; CI, confidence interval
1.Statistical significance for grouped 300mg + 450mg dose groups was met (PE = 68.6%, p<0.0001), allowing testing of individual dose groups.
2.ILI event defined as central laboratory-confirmed RT-PCR+ influenza infection (nasopharyngeal swab), new onset of fever (oral temperature ≥38.0°C), and new onset of ≥2 respiratory symptoms (nasal congestion, sore throat, cough) or ≥1 respiratory symptom and ≥1 systemic symptom (headache, feeling feverish, body aches/pains, fatigue).
3.Sample size (N) indicates evaluable population at time of primary analysis data cut (April 30, 2025).

Key Secondary Endpoints:

		150 mg N= 1175[3] n (%)	300 mg N = 1192[3] n (%)	450 mg N = 1187[3] n (%)	Placebo N = 1172[3] n (%)
Secondary Endpoints	Number of Participants with ≥ 37.8 °C Temp[1]	15 (1.3%)	15 (1.3%)	8 (0.7%)	33 (2.8%)
	Prevention Efficacy	54.7%	55.3%	76.1%
	95% CI (%)	16.7, 77.4	18.0, 77.8	49.3, 89.9
	p-value	0.0084	0.0073	<0.0001
	Number of Participants with ≥ 37.2 °C Temp[2]	22 (1.9%)	21 (1.8%)	12 (1.0%)	41 (3.5%)
	Prevention Efficacy	46.5%	49.6%	71.1%
	95% CI (%)	10.2, 69.3	14.8, 71.9	45.8, 86.1
	p-value	0.0148	0.0083	<0.0001
ILI, influenza like illness; CI, confidence interval
1.CDC definition: ILI event defined as central laboratory-confirmed RT-PCR+ influenza infection (nasopharyngeal swab), new onset of fever (oral temperature ≥37.8°C), and new onset of ≥2 respiratory symptoms (nasal congestion, sore throat, cough).
2.ILI event defined as central laboratory-confirmed RT-PCR+ influenza infection (nasopharyngeal swab), new onset of fever (oral temperature ≥37.2°C), and new onset of ≥2 respiratory symptoms (nasal congestion, sore throat, cough) or ≥1 respiratory symptom and ≥1 systemic symptom (headache, feeling feverish, body aches/pains, fatigue).
3.Sample size (N) indicates evaluable population at time of primary analysis data cut (April 30, 2025).

Safety and tolerability data were similar in all arms with no safety signals observed. No drug-related serious adverse events were observed, and treatment-emergent adverse events showed no dose-dependent pattern between CD388 and placebo groups. Injection site reaction rates were similar across all CD388 dose groups and placebo.
We expect to present additional results from the NAVIGATE study at upcoming scientific conferences in 2025.
We have submitted an end of Phase 2 meeting request to the FDA to review the Phase 2b results and further discuss the Phase 3 study design and start time.

Impact of Macroeconomic Conditions
Our business is subject to various trends, events or uncertainties that are reasonably likely to cause our reported financial information not to be necessarily indicative of future operating results or of future financial condition. We may be impacted by broader global geopolitical and macroeconomic conditions, including global pandemics, inflation, bank failures, labor shortages, supply chain disruptions, recession risks, current or future tariffs and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions and the active conflicts in the Middle East. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has recently experienced significant decreases in value. This volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance.
Common Stock Equivalents Outstanding
As of June 30, 2025, we had 23,234,839 shares of common stock outstanding, 194,769 shares of Series A Convertible Voting Preferred Stock outstanding, which are convertible into 13,633,830 shares of common stock, 975,208 shares of Series X Convertible Preferred Stock outstanding, which are convertible into 487,604 shares of common stock, warrants to purchase up to 866 shares of our common stock outstanding, pre-funded warrants to purchase up to 1,567,655 shares of our common stock outstanding, and outstanding stock options and restricted stock units covering 3,173,210 shares of our common stock for a total of 42,098,004 shares of common stock equivalents outstanding.
Liquidity Overview
We have a limited operating history and the sales and income potential of our business and market are unproven. We have experienced net losses and negative cash flows from operating activities since our inception. As of June 30, 2025, we had an accumulated deficit of $660.5 million. We expect to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.
At June 30, 2025, we had cash, cash equivalents and restricted cash of $516.9 million, which we expect will provide sufficient liquidity to fund our operations through the completion of our planned Phase 3 study for CD388.
Our ability to execute our current business plan, including to commercialize CD388, depends on our ability to obtain additional funding through equity offerings, debt financings, other third-party funding, or potential licensing or collaboration arrangements. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute our business plan.
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
•the duration of patient follow-up;
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.
R&D expenses by major program or category for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cloudbreak platform	$21,520	$2,714	$43,029	$5,585
Personnel costs	2,690	3,331	5,123	5,709
Other research and development expenses	607	612	1,265	1,282
Total research and development expenses	$24,817	$6,657	$49,417	$12,576
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
We present discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results from discontinued operations of the rezafungin assets prior and subsequent to its sale are presented as net loss from discontinued operations, net of income taxes, in the unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. There were no assets and liabilities related to discontinued operations as of June 30, 2025 and December 31, 2024, as all balances were recognized in income from discontinued operations at the completion of the transaction. See Note 9 to the condensed consolidated financial statements for additional information.
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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Collaboration revenue	$—	$302	(302)
Acquired in-process research and development	—	84,883	(84,883)
Research and development expenses	24,817	6,657	18,160
General and administrative expenses	6,502	4,746	1,756
Reversal due to settlement of indirect tax liabilities	(3,935)	—	(3,935)
Other income, net	1,666	1,774	(108)
Income from discontinued operations, net of income taxes	—	3,001	(3,001)
Collaboration revenue
Collaboration revenue was zero for the three months ended June 30, 2025 and $0.3 million for the three months ended June 30, 2024, and related to R&D and clinical supply services provided to Janssen under the Janssen Collaboration Agreement which was terminated upon the effectiveness of the Janssen License Agreement on April 24, 2024.
Acquired in-process research and development expenses
Acquired in-process research and development, or IPR&D, expenses were zero for the three months ended June 30, 2025 and $84.9 million for the three months ended June 30, 2024. Acquired IPR&D expenses for the three months ended June 30, 2024 related to an upfront payment of $85.0 million paid to Janssen under the Janssen License Agreement on April 24, 2024, plus $0.4 million in direct transaction costs, offset by a gain of $0.5 million to settle the preexisting Janssen Collaboration Agreement relationship.
Research and development expenses
R&D expenses were $24.8 million for the three months ended June 30, 2025 and $6.7 million for the three months ended June 30, 2024. The increase in R&D expenses is primarily due to higher expenses associated with our NAVIGATE study as well as CD388 development costs relating to our planned Phase 3 study, offset by lower nonclinical expenses associated with our Cloudbreak platform.
General and administrative expenses
G&A expenses were $6.5 million for the three months ended June 30, 2025 and $4.7 million for the three months ended June 30, 2024. The increase in G&A expenses is primarily due to higher personnel costs relating to stock-based compensation, offset by lower audit fees and legal costs.
Reversal due to settlement of indirect tax liabilities
During the three months ended June 30, 2025 we determined that accrued indirect taxes relating to shipments of our former rezafungin assets totaling $3.9 million were not due and payable upon voluntary disclosure and full compliance in certain jurisdictions and the associated liabilities and operating expenses were reversed as part of continuing operations. No indirect tax reversals were recorded during the three months ended June 30, 2024.
Other income, net
Other income, net during the three months ended June 30, 2025 and 2024 related primarily to interest income generated from cash held in interest-bearing accounts.

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
Income from discontinued operations was zero for the three months ended June 30, 2025.
Income from discontinued operations was $3.0 million for the three months ended June 30, 2024 and primarily consisted of revenue of $21.8 million related to sale of rezafungin assets, including sale of intellectual property and inventory, as well as R&D and clinical supply services provided to Mundipharma and Melinta Therapeutics, LLC, or Melinta, offset by (i) cost of product revenue of $7.5 million, (ii) R&D expenses of $4.4 million associated with rezafungin clinical trial and development costs, (iii) selling, general and administrative expenses of $5.1 million primarily associated with accrued indirect tax penalties on disposal of rezafungin, and (iv) loss on disposal of discontinued operations of $1.8 million.
Comparison of the six months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Collaboration revenue	$—	$1,275	(1,275)
Acquired in-process research and development	—	84,883	(84,883)
Research and development expenses	49,417	12,576	36,841
General and administrative expenses	12,681	8,342	4,339
Reversal due to settlement of indirect tax liabilities	(9,445)	—	(9,445)
Other income, net	3,455	2,139	1,316
Income from discontinued operations, net of income taxes	—	852	(852)
Collaboration revenue
Collaboration revenue was zero for the six months ended June 30, 2025 and $1.3 million for the six months ended June 30, 2024, and related to R&D and clinical supply services provided to Janssen under the Janssen Collaboration Agreement which was terminated upon the effectiveness of the Janssen License Agreement on April 24, 2024.
Acquired in-process research and development expenses
Acquired IPR&D expenses were zero for the six months ended June 30, 2025 and $84.9 million for the six months ended June 30, 2024. Acquired IPR&D expenses for the six months ended June 30, 2024 related to an upfront payment of $85.0 million paid to Janssen under the Janssen License Agreement on April 24, 2024, plus $0.4 million in direct transaction costs, offset by a gain of $0.5 million to settle the preexisting Janssen Collaboration Agreement relationship.
Research and development expenses
R&D expenses were $49.4 million for the six months ended June 30, 2025 and $12.6 million for the six months ended June 30, 2024. The increase in R&D expenses is primarily due to higher expenses associated with our NAVIGATE study as well as CD388 development costs relating to our planned Phase 3 study, offset by lower nonclinical expenses associated with our Cloudbreak platform.
General and administrative expenses
G&A expenses were $12.7 million for the six months ended June 30, 2025 and $8.3 million for the six months ended June 30, 2024. The increase in G&A expenses is primarily due to higher personnel costs relating to stock-based compensation, offset by lower audit fees and legal costs.

Reversal due to settlement of indirect tax liabilities
During the six months ended June 30, 2025 we determined that accrued indirect taxes relating to shipments of our former rezafungin assets totaling $9.4 million were not due and payable upon voluntary disclosure and full compliance in certain jurisdictions and the associated liabilities and operating expenses were reversed as part of continuing operations. No indirect tax reversals were recorded during the six months ended June 30, 2024.
Other income, net
Other income, net during the six months ended June 30, 2025 related primarily to interest income generated from cash held in interest-bearing accounts and a gain on disposal of property and equipment, offset by interest expense on the finance lease liability before its assignment and a loss on assignment of the finance lease. Other income, net during the six months ended June 30, 2024 related primarily to interest income generated from cash held in interest-bearing accounts, offset by interest expense on finance lease liabilities.
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
Income from discontinued operations was zero for the six months ended June 30, 2025.
Income from discontinued operations was $0.9 million for the six months ended June 30, 2024 and primarily consisted of revenue of $29.3 million related to sale of rezafungin assets, including sale of intellectual property and inventory, product revenue related to shipments of REZZAYO naked vials to Mundipharma, as well as R&D and clinical supply services provided to Mundipharma and Melinta, offset by (i) cost of product revenue of $9.0 million, (ii) R&D expenses of $10.1 million associated with rezafungin clinical trial and development costs, (iii) SG&A expenses of $7.5 million primarily associated with rezafungin-related patent costs, accrued interest and penalties for indirect taxes for rezafungin-related shipments and indirect tax penalties on disposal of rezafungin, and (iv) loss on disposal of discontinued operations of $1.8 million.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are our cash, cash equivalents and restricted cash, as well as equity financings. We have devoted our resources to funding R&D programs, including research, preclinical and clinical development activities.
Our ability to fund future operating needs will depend on a combination of equity, debt or other financing structures, potentially entering into collaborations, strategic alliances or licensing arrangements with third parties or receiving government and/or charitable grants or contracts. Our ability to raise additional capital may also be adversely impacted by broader global geopolitical and macroeconomic conditions, including global pandemics, inflation, bank failures, labor shortages, supply chain disruptions, recession risks, current or future tariffs and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions and the active conflicts in the Middle East.
On November 8, 2018, we entered into the controlled equity offering sales agreement, or the Cantor Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock. On May 8, 2025, we and Cantor terminated the Cantor Sales Agreement. We did not sell any shares of our common stock under the Cantor Sales Agreement in the period from July 2023 to May 8, 2025.
On May 8, 2025, we entered into an Open Market Sale AgreementSM, or the Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Jefferies as our sales agent. On May 8, 2025, we filed a sales agreement prospectus with the SEC covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock under the Jefferies Sales Agreement, which was declared effective by the SEC on May 15, 2025, or ATM Prospectus. During the three and six months ended June 30, 2025, we sold 177,121 shares of common stock, at a weighted average sale price of $24.05 per share, for net proceeds of approximately $4.1 million after deducting sales agent fees. On June 24, 2025, we delivered written notice to Jefferies that we were suspending and terminating the ATM Prospectus. We will not make any sales of our common stock pursuant to the Jefferies Sales Agreement, unless and until a new prospectus or prospectus supplement is filed with the SEC. Other than the termination of the ATM Prospectus, the Jefferies Sales Agreement remains in full force and effect.

In connection with the April 2024 Private Placement we issued and sold 240,000 shares of Series A Convertible Voting Preferred Stock at a purchase price of $1,000 per share. The closing of the April 2024 Private Placement took place on April 24, 2024, and we received total gross proceeds of $240.0 million. As a condition to the effectiveness of the Janssen License Agreement, we paid Janssen an upfront payment of $85.0 million on April 24, 2024.
In connection with the November 2024 Private Placement we issued and sold (i) an aggregate of 3,892,274 shares of our common stock at a purchase price of $14.912 per share, and (ii) in lieu of shares of common stock to certain purchasers, pre-funded warrants to purchase up to an aggregate of 3,149,035 shares of common stock at a purchase price of $14.9119 per pre-funded warrant (representing the $14.912 per share purchase price less the exercise price of $0.0001 per pre-funded warrant share). The pre-funded warrants are exercisable at any time after their original issuance and will not expire. The closing of the November 2024 Private Placement took place on November 26, 2024, and we received total gross proceeds of $105.0 million.
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
On June 26, 2025, we completed the 2025 Public Offering with J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Guggenheim Securities, LLC and Cantor, or the underwriters, pursuant to which we issued and sold an aggregate of 9,147,727 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 1,193,181 shares of common stock, each at a price of $44.00 per share. The total gross proceeds from the 2025 Public Offering were approximately $402.5 million, before deducting underwriting discounts and commissions and offering expenses.
As of June 30, 2025, we have no outstanding loan balances.
Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2026 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to us. As of June 30, 2025, we were not reasonably certain that we would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments were $2.6 million as of June 30, 2025.
We are mindful that conditions in the current macroeconomic environment could affect our ability to achieve our goals. Sustained weakness or further deterioration of the local economies and currencies and adverse effects of the impact of broader global geopolitical and macroeconomic conditions, including global pandemics, inflation, bank failures, labor shortages, supply chain disruptions, recession risks, current or future tariffs and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions and the active conflicts in the Middle East, may pose operational challenges in those countries. We will continue to monitor these conditions and will attempt to adjust our business plans, as appropriate, to mitigate our exposure to global geopolitical and macroeconomic risks.
We enter into contracts in the normal course of business with vendors for R&D activities, manufacturing, and professional services that generally provide for termination either on notice or after a notice period. Our material cash requirements include costs to conduct R&D activities associated with our Cloudbreak platform, as well as personnel and G&A support costs.
The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(62,911)	$(110,424)
Investing activities	185	(23)
Financing activities	383,462	239,038
Net increase in cash, cash equivalents and restricted cash	320,736	128,591
Cash, cash equivalents and restricted cash at beginning of period	196,177	35,778
Cash, cash equivalents and restricted cash at end of period	$516,913	$164,369

Operating activities
Net cash used in operating activities was $62.9 million for the six months ended June 30, 2025, compared to $110.4 million for the six months ended June 30, 2024. Net cash used in operating activities for the six months ended June 30, 2025 was primarily due to a net loss of $49.2 million adjusted for (i) $3.9 million of non-cash operating activities, primarily for stock-based compensation, non-cash operating lease expense, loss on assignment of finance lease, and reversal due to settlement of indirect tax liabilities, and (ii) $9.8 million of changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2024 was primarily attributable to a net loss of $101.5 million adjusted for (i) $4.1 million of non-cash operating activities, primarily for loss on disposal of discontinued operations, stock-based compensation and non-cash operating lease expense, and (ii) $13.0 million of changes in operating assets and liabilities.
For all periods presented, the primary use of cash was to fund R&D activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Net cash provided by investing activities during the six months ended June 30, 2025 consisted of proceeds from sales of property and equipment. Net cash used in investing activities during the six months ended June 30, 2024 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the six months ended June 30, 2025 primarily consisted of (i) net proceeds of $378.1 million, from the sale of 9,147,727 shares of common stock, at a purchase price of $44.00 per share, pursuant to the 2025 Public Offering, after deducting expenses payable by us, (ii) net proceeds of $4.1 million, from the sale of 177,121 shares of common stock pursuant to the Jefferies Sales Agreement, at a purchase price of $24.05 per share, after deducting expenses payable by us, and (iii) proceeds from the exercise of stock options of $1.1 million.
Net cash provided by financing activities during the six months ended June 30, 2024 primarily consisted of net proceeds of $239.2 million, from the sale of 240,000 shares of Series A Convertible Preferred Stock, at a purchase price of $1,000 per share, pursuant to the April 2024 Private Placement, after deducting expenses payable by us.
Discontinued Operations
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The total net cash used in operating activities from discontinued operations was $17.6 million for the six months ended June 30, 2024. There were no investing or financing activities from discontinued operations for the six months ended June 30, 2024.
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
Operating Capital Requirements
Our ability to execute our current business plan, including to commercialize CD388, depends on our ability to obtain additional funding through equity offerings, debt financings, other third-party funding, or potential licensing or collaboration arrangements. We plan to continue to fund our losses from operations through cash, cash equivalents and restricted cash on hand, as well as through future equity offerings, debt financings, other third party funding, or potential licensing or collaboration arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of June 30, 2025, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
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
•We need additional funding to advance CD388 beyond Phase 3, and to potentially advance CBO421 and our other Cloudbreak programs.
•We depend heavily on the success of CD388, which has completed Phase 2b to topline data, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.
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
Risks Related to Our Financial Position and Need for Additional Capital
We need additional funding to advance CD388 beyond Phase 3, and to potentially advance CBO421 and our other Cloudbreak programs.*
Our ability to advance CD388 beyond Phase 3, and to potentially advance CBO421 and other product candidates from our other Cloudbreak programs is dependent on our ability to obtain additional funding.
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
Even if we raise additional capital, our expenses may increase in connection with our ongoing activities beyond what is currently expected. Our future capital requirements will depend on many factors, including:
•the costs and timing to complete our CD388 trials through Phase 3, specifically the number of flu seasons and total patients required to complete the study;
•the variability of the influenza season severity and vaccine effectiveness in any particular year;
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
Accordingly, we will need additional funding in connection with our continuing operations and to achieve our goals. As of June 30, 2025, we had cash, cash equivalents and restricted cash of $516.9 million.
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
On November 8, 2018, we entered into the controlled equity offering sales agreement, or the Cantor Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock. On May 8, 2025, we and Cantor terminated the Cantor Sales Agreement. We did not sell any shares of our common stock under the Cantor Sales Agreement in the period from July 2023 to May 8, 2025.
On May 8, 2025, we entered into the Jefferies Sales Agreement, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Jefferies as our sales agent. On May 8, 2025, we filed the ATM Prospectus with the SEC covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock under the Jefferies Sales Agreement, which was declared effective by the SEC on May 15, 2025. During the three and six months ended June 30, 2025, we sold 177,121 shares of common stock, at a weighted average sale price of $24.05 per share for net proceeds of approximately $4.1 million after deducting sales agent fees. On June 24, 2025, we delivered written notice to Jefferies that we were suspending and terminating the ATM Prospectus. We will not make any sales of our common stock pursuant to the Jefferies Sales Agreement, unless and until a new prospectus or prospectus supplement is filed with the SEC. Other than the termination of the ATM Prospectus, the Jefferies Sales Agreement remains in full force and effect.
In the April 2024 Private Placement, we received $240.0 million in gross proceeds, of which we used $85.0 million to fund the upfront payment under the Janssen License Agreement. The remainder of the gross proceeds of $155.0 million together with gross proceeds of $105.0 million from the November 2024 Private Placement and gross proceeds of $402.5 million from the 2025 Public Offering, are being utilized to fund the ongoing development of CD388.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, like our sale of Series A Convertible Voting Preferred Stock in the April 2024 Private Placement, our sale of common stock and pre-funded warrants in the November 2024 Private Placement and our sale of common stock in the 2025 Public Offering, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
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

We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*
Since our inception, we have incurred significant operating losses. We incurred a net loss of $49.2 million and $101.5 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $660.5 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, and through payments received in connection with our prior collaborations. We have completed Phase 1 and Phase 2a studies of CD388 and announced positive topline results of our Phase 2b NAVIGATE clinical trial of CD388. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.
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
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*
We operate in a global economy, which includes utilizing third-party suppliers in certain countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.
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
Current or future tariffs may result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, developments in trade and other regulations may restrict our ability to work with partners in China and other countries, thereby potentially disrupting our supply chain. In the event any of our product candidates is approved, tariffs and trade restrictions could hinder our ability to establish cost-effective commercial production and distribution capabilities, negatively impacting our growth prospects.
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
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of CD388, which has completed Phase 2b to topline data, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.*
We received IND clearance for CD388, our DFC for prevention and treatment of influenza, from the FDA in March 2022 and have completed a Phase 1 clinical trial and a Phase 2a clinical trial of CD388 to evaluate the pre-exposure prophylactic activity of CD388 against influenza virus as well as a separate Phase 1 Japanese bridging study. In June 2025, we announced positive topline results of our Phase 2b NAVIGATE clinical trial of CD388. Our assumptions about why CD388 is worthy of continued development, as well as our assumptions about the market for CD388 or any other potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of any marketing approval for CD388, and the regulatory paths for marketing approval for additional products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.
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
If we experience delays or difficulties in enrolling patients or experience a mild flu season during our clinical trials our receipt of necessary regulatory approvals could be delayed or prevented.*
We may not be able to complete the planned CD388 Phase 3 trial if we are unable to identify and enroll a sufficient number of eligible subjects to support regulatory approval of CD388, as required by the FDA or similar regulatory authorities outside the U.S., or if we do not believe that the number of patients required by such regulatory authorities can be enrolled in a reasonable timeframe.
Our CD388 clinical development program is a global program and, as such, our ability to timely enroll the clinical trials may be affected by many different factors specific to those global localities, such as a mild flu season, delays in our receipt of approval to commence trials in a particular country from applicable regulatory authorities and ethics committees, timely completion of clinical trial site initiation within each country, delays in local importation and receipt of necessary clinical trial supplies, and our ongoing compliance with local regulations, which may change during the course of the clinical trial.
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
•we may experience a mild flu season;
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
For our DFCs, the bispecific mechanism of action, including the use of the immune system, may lead to side effects that are not anticipated based on the preclinical work we have conducted to date. In the Phase 2b NAVIGATE clinical trial of CD388, no treatment-related serious adverse events were reported. The most common adverse events reported were injection site reactions, which were generally mild or moderate and resolved without intervention.
In the biotechnology industry, many agents that initially show promise in early-stage testing may later be found to cause side effects that prevent further development of the agents. In addition, infections can occur in patients with co-morbidities and weakened immune systems, and there may be adverse events and deaths in our clinical trials that are attributable to factors other than investigational use of our product candidates.
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
We expect that CD388 will compete against approved and investigational agents for the treatment or prevention of viral influenza infections, including traditional influenza vaccines, mRNA-based influenza vaccines, monoclonal antibodies targeting hemagglutinin, and small molecule neuraminidase inhibitors such as Tamiflu, Relenza and Peramivir, and endonuclease inhibitors such as Xofluza. We may develop other product candidates through our Cloudbreak platform for the treatment or prevention of other serious diseases, such as solid tumors and viral infections. We are aware of a large number of approved and investigational therapies in these areas also.
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

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*
From time to time, we publicly disclose interim, preliminary or topline data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, on June 23, 2025, we announced topline data from our Phase 2b NAVIGATE clinical trial of CD388. The full data set, including long-term follow-up, secondary endpoints, pharmacokinetic and virology data are expected to be available by the fourth quarter of 2025. We also make assumptions, estimations, calculations and conclusions as part of our analysis of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
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
We also face significant competition for government grants and contracts for the Cloudbreak program, and there can be no assurances that such funding would be available to us if and when needed, or at all. For instance, government funding supporting CD388 use for influenza pandemic preparedness may be limited unless a pandemic emergency is declared.
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
The pharmaceutical industry in China is highly regulated, and both current and future government regulations may adversely affect the approval and commercialization of our drugs.*
Currently, we are not conducting any clinical trials in China nor licensing any products in China but we may do so in the near future in respect of our development of CD388. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision. The regulatory framework addresses all aspects of operating in the pharmaceutical industry, including product development activities, clinical studies, approval, registration, production, distribution, packaging, labeling, storage and shipment, advertising, licensing and post-approval pharmacovigilance certification requirements and procedures, periodic renewal and reassessment processes, data security and data privacy protection requirements and compliance and environmental protection. For example, in order to conduct a clinical trial in China, sponsors must not only obtain the approval of the National Medical Product Administration of China, but also a separate approval from or filing with the Ministry of Science and Technology under the Administrative Regulations on Human Genetic Resources of the People’s Republic of China, or HGR Regulation, for clinical trials involving HGR Materials or Information. Our ability to obtain and maintain these or other regulatory approvals is uncertain and any failure to comply with these requirements could cause any clinical trial to be suspended by governing authorities, may result in fines and also may constitute a breach under our agreements with third parties assisting us in the conduct of the trial in China, such as our CRO. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Certain changes or amendments to policy or law may give rise to more burdensome administrative procedures, resulting in increased compliance costs on our business, or cause delays in the timely completion of any trial in China. Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of any clinical activities in China.
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
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additionally, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments will remain in effect until 2032 unless additional Congressional action is taken.
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
We expect that additional healthcare reform measures will be adopted within and outside the U.S. in the future, particularly in light of the recent change in administrations. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals, for example, include (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. In the event Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to any of product candidates that may receive regulatory approval, our revenue opportunities may be adversely affected, as our U.S. pricing would have to be reduced to the lowest price paid for the applicable product outside of the United States. In such event, we may choose to forgo the ex-U.S. market to preserve more favorable U.S. pricing. Any of these reform measures could add difficulty to the regulatory approval processes for our product candidates or limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. The continuing efforts of third-party payors to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability and the level of taxes that we are required to pay.

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
Our business is subject to U.S. government audits, which may be more likely if we receive BARDA or other additional government funding, and a negative audit could adversely affect our business.*
U.S. government agencies routinely audit and investigate government contractors and recipients of Federal grants. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.
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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 23,234,839 shares of common stock outstanding as of June 30, 2025. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
As of June 30, 2025, there were (i) 975,208 shares of Series X Convertible Preferred Stock outstanding, which are convertible into an aggregate of 487,604 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock and (ii) 194,769 shares of Series A Convertible Voting Preferred Stock outstanding, which are convertible into an aggregate of 13,633,830 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock. Additionally, as of June 30, 2025, there were (i) warrants to purchase up to an aggregate of 866 shares of common stock outstanding, each at an exercise price of $230.95 per share and (ii) pre-funded warrants to purchase up to an aggregate of 1,567,655 shares of common stock outstanding, each at an exercise price of $0.0001 per pre-funded warrant share.
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
The U.S. government recently enacted legislation commonly referred to as the One Big Beautiful Bill Act, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years.

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

3.4
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 20, 2025).

3.5	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2015).

3.6
Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 21, 2018).

3.7
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

4.2	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 3, 2016).

4.3	Form of Pre-Funded Warrant to Purchase Common Stock for Private Placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 26, 2024).

10.1+
Employment offer letter between the Registrant and Nicole Davarpanah, M.D., J.D., dated April 25, 2025 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2025).

10.2
Open Market Sale AgreementSM, dated May 8, 2025, by and between Cidara Therapeutics, Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2025).

10.3+
Cidara Therapeutics, Inc. 2024 Equity Incentive Plan, as amended, Form of Grant Notice, Stock Option Agreement and Notice of Exercise, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 20, 2025).

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

Cidara Therapeutics, Inc.

Date: August 7, 2025	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Frank Karbe
Frank Karbe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)