Form 10-Q
period 2025-09-30
Cidara Therapeutics, Inc.
filed 2025-11-06
CIK 1610618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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
As of November 3, 2025, the registrant had 31,439,371 shares of Common Stock ($0.0001 par value) outstanding.

CIDARA THERAPEUTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited)	5
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. Quantitative and Qualitative Disclosures about Market Risk	44
Item 4. Controls and Procedures	45
PART II. OTHER INFORMATION	46
Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 3. Defaults Upon Senior Securities	81
Item 4. Mine Safety Disclosures	81
Item 5. Other Information	81
Item 6. Exhibits	82
SIGNATURES	84

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CIDARA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2025	December 31, 2024
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$293,651	$189,825
Restricted cash	6,337	6,352
Short-term investments, available-for-sale	126,370	—
Accounts receivable	1,861	1,694
Prepaid expenses and other current assets	14,602	12,866
Total current assets	442,821	210,737
Property and equipment, net	293	521
Finance lease right-of-use asset, net	—	703
Operating lease right-of-use asset	1,795	2,739
Long-term investments, available-for-sale	50,159	—
Other assets	23,582	96
Total assets	$518,650	$214,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,351	$3,608
Accrued liabilities	71,349	13,348
Accrued indirect tax liabilities	15,073	26,045
Accrued compensation and benefits	3,506	4,911
Current portion of finance lease liability	—	264
Current portion of operating lease liability	1,560	1,378
Total current liabilities	95,839	49,554
Long-term finance lease liability	—	310
Long-term operating lease liability	424	1,624
Total liabilities	96,263	51,488
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024:
Series A Convertible Voting Preferred Stock, $0.0001 par value; 119,912 shares designated at September 30, 2025 and 204,725 shares designated at December 31, 2024; 240,000 shares issued and 119,912 shares outstanding at September 30, 2025 and 240,000 shares issued and 204,725 shares outstanding at December 31, 2024	—	—
Series X Convertible Preferred Stock, $0.0001 par value; 2,843,287 shares designated at September 30, 2025 and 4,947,759 shares designated at December 31, 2024; 2,156,713 shares issued and 0 shares outstanding at September 30, 2025; 2,156,713 shares issued and 2,104,472 shares outstanding at December 31, 2024	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2025 and 50,000,000 shares authorized at December 31, 2024; 29,335,397 shares issued and outstanding at September 30, 2025 and 10,946,635 shares issued and outstanding at December 31, 2024	3	1
Additional paid-in capital	1,166,180	774,565
Accumulated other comprehensive loss	(107)	—
Accumulated deficit	(743,689)	(611,258)
Total stockholders’ equity	422,387	163,308
Total liabilities and stockholders’ equity	$518,650	$214,796
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues:
Collaboration revenue	$—	$—	$—	$1,275
Total revenues	—	—	—	1,275
Operating expenses:
Acquired in-process research and development	45,000	—	45,000	84,883
Research and development	35,529	12,429	84,946	25,005
General and administrative	8,099	4,965	20,780	13,307
Reversal due to settlement of indirect tax liabilities	—	—	(9,445)	—
Total operating expenses	88,628	17,394	141,281	123,195
Loss from operations	(88,628)	(17,394)	(141,281)	(121,920)
Other income (expense), net:
Other expense, net	—	—	(110)	—
Interest income, net	5,395	1,859	8,960	3,998
Total other income, net	5,395	1,859	8,850	3,998
Net loss from continuing operations	(83,233)	(15,535)	(132,431)	(117,922)
(Loss) income from discontinued operations (including loss on disposal of discontinued operations of zero and $1,799 during the three and nine months ended September 30, 2024, respectively), net of income taxes	—	(450)	—	402
Net loss	$(83,233)	$(15,985)	$(132,431)	$(117,520)

Basic and diluted net loss per common share from continuing operations	$(3.10)	$(2.38)	$(7.00)	$(22.61)
Basic and diluted net (loss) earnings per common share from discontinued operations	—	(0.07)	—	0.08
Basic and diluted net loss per common share	$(3.10)	$(2.45)	$(7.00)	$(22.53)

Shares used to compute basic and diluted net earnings (loss) per common share	26,882,366	6,530,111	18,915,690	5,215,365

Net loss	$(83,233)	$(15,985)	$(132,431)	$(117,520)
Unrealized loss on available-for-sale investments	(107)	—	(107)	—
Comprehensive loss	$(83,340)	$(15,985)	$(132,538)	$(117,520)
 See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Operating activities:
Net loss	$(132,431)	$(117,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,867	2,249
Non-cash operating lease expense	945	753
Loss on assignment of finance lease	158	—
Depreciation and amortization	91	114
Amortization of finance lease right-of-use asset	13	60
Non-cash interest expense	7	44
Gain on disposal of property and equipment	(48)	—
Accretion of discounts, net of amortization of premiums, on available-for-sale investments	(166)	—
Reversal due to settlement of indirect tax liabilities	(9,445)	—
Loss on disposal of discontinued operations	—	1,799
Amortization of costs to obtain a contract with a customer	—	184
Changes in assets and liabilities:
Accounts receivable	(167)	14,270
Inventory	—	6,097
Prepaid expenses, other current assets, and other assets	(25,177)	(26,832)
Accounts payable and accrued liabilities	58,745	(6,422)
Accrued indirect tax liabilities	(1,527)	8,249
Accrued compensation and benefits	(1,373)	(46)
Contract liabilities	—	(29,340)
Operating lease liabilities	(1,018)	(778)
Net cash used in operating activities	(103,526)	(147,119)

Investing activities:
Purchases of available-for-sale investments	(176,470)	—
Proceeds from sales of property and equipment	185	—
Purchases of property and equipment	—	(129)
Net cash used in investing activities	(176,285)	(129)

Financing activities:
Proceeds from underwritten public offering, net of issuance costs	376,910	—
Proceeds from at-the-market offering of common stock, net of issuance costs	4,121	—
Proceeds from exercise of stock options	2,641	—
Proceeds from private placement, net of issuance costs	—	239,095
Payment of finance lease liabilities	(50)	(200)
Payment for shares withheld to fund payroll taxes	—	(39)
Net cash provided by financing activities	383,622	238,856
Net increase in cash, cash equivalents and restricted cash	103,811	91,608
Cash, cash equivalents and restricted cash at beginning of period	196,177	35,778
Cash, cash equivalents and restricted cash at end of period	$299,988	$127,386

Supplemental disclosure of cash flows:
Income taxes paid	$—	$95
Non-cash financing activities:
Proceeds from exercise of stock options included in prepaid expenses, other current assets, and other assets	$45	$—
Purchase of shares pursuant to Employee Stock Purchase Plan	$33	$55
See accompanying notes.

CIDARA THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Three and Nine Months Ended September 30, 2025
	Series A Convertible Voting Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehen-sive Loss	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	204,725	$—	2,104,472	$—	10,946,635	$1	$774,565	$(611,258)	$—	$163,308
Issuance of common stock upon conversion of Series X Convertible Preferred Stock	—	—	(1,129,264)	—	564,632	—	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	—	—	657,052	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	6,855	—	113	—	—	113
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	33,976	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,741	—	—	1,741
Net loss	—	—	—	—	—	—	—	(23,480)	—	(23,480)
Balance at March 31, 2025	204,725	—	975,208	—	12,209,150	1	776,419	(634,738)	—	141,682
Underwritten public offering, net of issuance costs	—	—	—	—	9,147,727	1	376,909	—	—	376,910
At-the-market offering of common stock, net of issuance costs	—	—	—	—	177,121	—	4,121	—	—	4,121
Issuance of common stock upon conversion of Series A Convertible Voting Preferred Stock	(9,956)	—	—	—	696,920	—	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	—	—	924,312	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	75,467	—	1,190	—	—	1,190
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	900	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	3,242	—	33	—	—	33
Stock-based compensation	—	—	—	—	—	—	2,955	—	—	2,955
Net loss	—	—	—	—	—	—	—	(25,718)	—	(25,718)
Balance at June 30, 2025	194,769	—	975,208	—	23,234,839	2	1,161,627	(660,456)	—	501,173
Issuance of common stock upon conversion of Series A Convertible Voting Preferred Stock	(74,857)	—	—	—	5,239,990	1	(1)	—	—	—
Issuance of common stock upon conversion of Series X Convertible Preferred Stock	—	—	(975,208)	—	487,603	—	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	—	—	280,865	—	—	—	—	—
Issuance of common stock for exercise of options	—	—	—	—	64,893	—	1,383	—	—	1,383
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	27,207	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,171	—	—	3,171
Net loss	—	—	—	—	—	—	—	(83,233)	—	(83,233)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	(107)	(107)
Balance, September 30, 2025	119,912	$—	—	$—	29,335,397	$3	$1,166,180	$(743,689)	$(107)	$422,387

	Three and Nine Months Ended September 30, 2024
	Series A Convertible Voting Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	2,104,472	$—	4,530,113	$1	$433,220	$(441,431)	$(8,210)
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	31,583	—	—	—	—
Value of shares withheld to fund payroll taxes	—	—	—	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	—	—	—	—	795	—	795
Net loss	—	—	—	—	—	—	—	(10,326)	(10,326)
Balance at March 31, 2024	—	—	2,104,472	—	4,561,696	1	433,976	(451,757)	(17,780)
Private Placement, net of issuance costs	240,000	—	—	—	—	—	239,167	—	239,167
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	245	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	7,050	—	55	—	55
Stock-based compensation	—	—	—	—	—	—	703	—	703
Net loss	—	—	—	—	—	—	—	(91,209)	(91,209)
Balance at June 30, 2024	240,000	—	2,104,472	—	4,568,991	1	673,901	(542,966)	130,936
Issuance of common stock upon conversion of Series A Convertible Voting Preferred Stock	(35,275)	—	—	—	2,469,250	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	8,392	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	751	—	751
Issuance costs for private placement	—	—	—	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	—	—	—	(15,985)	(15,985)
Balance, September 30, 2024	204,725	$—	2,104,472	$—	7,046,633	$1	$674,580	$(558,951)	$115,630
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
In September 2025, the Company initiated a global, multicenter, randomized, double-blind, placebo-controlled Phase 3 trial, or the ANCHOR study, to evaluate the safety and efficacy of CD388 administered as a one-time 450mg subcutaneous dose in adults and adolescents.
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
The results from discontinued operations of the rezafungin assets prior and subsequent to its sale are presented as income from discontinued operations in the condensed consolidated statements of operations and comprehensive loss for all prior year periods presented, including any gain or loss recognized on closing. There were no assets and liabilities related to discontinued operations as of September 30, 2025 and December 31, 2024, as all balances were recognized in income from discontinued operations at the completion of the transaction. See Note 9 for additional information.
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

Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. At September 30, 2025, the Company had an accumulated deficit of $743.7 million. The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
Unaudited Interim Financial Data
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or FASB. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2025 and 2024.
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
The CODM uses comprehensive loss in making decisions regarding resource allocation and evaluating financial performance.

The following table represents the results of the Company’s reportable segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues generated in the U.S.	$—	$—	$—	$1,275
Less:
Acquired in-process research and development	(45,000)	—	(45,000)	(84,883)
Research and development - Cloudbreak platform	(32,074)	(7,642)	(75,103)	(13,227)
Personnel costs	(6,705)	(5,960)	(19,383)	(15,396)
General and administrative	(3,981)	(3,054)	(9,107)	(7,669)
Other research and development costs	(868)	(738)	(2,133)	(2,020)
Reversal due to settlement of indirect tax liabilities	—	—	9,445	—
Other segment items:
Other income, net	5,395	1,859	8,850	3,998
(Loss) Income from discontinued operations, net of income taxes	—	(450)	—	402
Segment net loss	$(83,233)	$(15,985)	$(132,431)	$(117,520)

Reconciliation of loss
Unrealized loss on available-for-sale investments	(107)	—	(107)	—
Segment comprehensive loss	$(83,340)	$(15,985)	$(132,538)	$(117,520)
The settlement of certain indirect tax liabilities resulted in the reversal of zero and $9.4 million in legal liabilities during the three and nine months ended September 30, 2025, respectively, which consisted of zero and $4.2 million in indirect tax amounts that were determined not to be due and payable during the three and nine months ended September 30, 2025, respectively, and zero and $5.2 million in indirect tax interest and penalties that were determined not to be due and payable during the three and nine months ended September 30, 2025, respectively.
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
Discontinued Operations
The Company presents discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results from discontinued operations of the rezafungin assets prior and subsequent to its sale are presented as net income (loss) from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented, including any gain or loss recognized on closing. There were no assets and liabilities related to discontinued operations as of September 30, 2025 and December 31, 2024, as all balances were recognized in income from discontinued operations at the completion of the transaction. See Note 9 for additional information.
Concentration of Credit Risk, Credit Loss and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and available-for-sale investments. Cash, cash equivalents and restricted cash that are deposited into checking and sweep accounts at financial institutions may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash. Management believes that the Company is not currently exposed to significant credit risk as the Company’s deposits of cash and investments in debt securities (classified as either cash equivalents or available-for sale investments) are held in custody at reputable third-party financial institutions.

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash deposits and investments in debt securities. As of September 30, 2025 and December 31, 2024, the Company had no off-balance sheet concentrations of credit risk related to its cash deposits and investments in debt securities.
The Company is exposed to credit losses primarily through its investments in debt securities. The Company’s expected loss allowance methodology for its investments in debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition.
The Company evaluates its available-for-sale investments for credit losses on a quarterly basis. If a decline in fair value below amortized cost is determined to be credit-related and the Company does not intend to sell the security, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the expected credit loss is recognized in earnings and the non-credit portion is recorded in other comprehensive income.
As of September 30, 2025, the Company determined that no allowance for credit losses was required for its available-for-sale investments.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the total amount shown at the end of the applicable period in the condensed consolidated statements of cash flows:

	September 30, 2025	December 31, 2024
(In thousands)
Cash and cash equivalents	$293,651	$189,825
Restricted cash	6,337	6,352
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$299,988	$196,177
Available-for-Sale Investments
The Company defines investments as income-yielding securities that can be readily converted to cash and classifies such investments as available-for-sale. The Company carries these securities at fair value and reports unrealized gains and losses as a separate component of accumulated other comprehensive income or loss. The cost of debt securities is adjusted for amortization of premiums to maturity, accretion of discounts to maturity, and accrued interest. Such amortization and accretion is included in interest income. Realized gains and losses and declines in securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Generally, investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the condensed consolidated balance sheet date are considered short-term investments, with all others considered to be long-term investments.
Accounts Receivable
Accounts receivable is stated at the original invoice amount and consists of indirect taxes collectible from customers and amounts billable under the BARDA Agreement (as defined below). The Company records accounts receivable net of any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers is considered in future assessments of collectability as these patterns are established over a longer period of time. The Company did not record any credit losses as of September 30, 2025 or December 31, 2024.

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
See Note 6 and Note 9 for additional information.
Accounting for Government Contracts
Contracts with government agencies, including cost reimbursement contracts, are assessed to determine if the contract should be accounted for as an exchange transaction or a contribution. A government contract is accounted for as a contribution if the government agency does not receive commensurate value in return for the assets transferred. GAAP does not contain authoritative accounting standards for contracts provided by government agencies to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives.

On September 30, 2025, the Company entered into a contract with the Biomedical Advanced Research and Development Authority, or BARDA, part of the U.S. Department of Health and Human Services’ Administration for Strategic Preparedness and Response, or the BARDA Agreement, which is a cost-reimbursement type contract. The Company has evaluated the terms of the BARDA Agreement to assess its obligations and the classification of cost reimbursements receivable. The Company determined that the BARDA Agreement is not an exchange contract but a contribution and it is most appropriate to account for cost reimbursements as a reduction to R&D expense or G&A expense in the condensed consolidated statements of operations and comprehensive loss, as the qualified direct and indirect costs and fixed fees are incurred.
The Company will invoice BARDA for indirect costs using the provisional rates as stated in the BARDA Agreement, which are subject to future audits at the discretion of BARDA. These audits could result in an adjustment to the reduction to R&D expense or G&A expense previously recorded, which adjustments could be potentially significant.
Research and Development Expenses
R&D expenses consist of wages, benefits and stock-based compensation charges for R&D employees, scientific consultant fees, third-party laboratories, facilities and overhead expenses, manufacturing expenses in preclinical development and certain manufacturing expenses before FDA approval, nonclinical and clinical trial costs, and indirect taxes on clinical supplies and development materials. The Company accrues nonclinical and clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies, and other events. Costs incurred in purchasing technology assets and intellectual property are charged to R&D expense if the technology has not been conclusively proven to be feasible and has no alternative future use.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of basic and diluted net loss per share because doing so would be anti-dilutive (in common stock equivalent shares):

	Three and Nine Months Ended September 30,
	2025	2024
Common stock warrants	866	866
Series A Convertible Preferred Stock	8,393,840	14,330,750
Series X Convertible Preferred Stock	—	1,052,236
Common stock options and RSUs issued and outstanding	3,001,039	2,454,822
Total	11,395,745	17,838,674

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

The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Cash, cash equivalents and restricted cash:
U.S. Treasury bills	Level 1	$104,791	$—	$(13)	$104,778
Agency bonds and discount notes	Level 2	102,144	5	(3)	102,146
Cash deposits and money market funds	Level 1	54,545	—	—	54,545
Commercial paper	Level 2	38,520	1	(2)	38,519
Total cash, cash equivalents and restricted cash		$300,000	$6	$(18)	$299,988

Available-for-sale investments:
U.S. Treasury bills and notes	Level 1	$122,084	$—	$(115)	$121,969
Corporate bonds and commercial paper	Level 2	39,683	7	(4)	39,686
Agency bonds and discount notes	Level 2	14,857	17	—	14,874
Total available-for-sale investments		$176,624	$24	$(119)	$176,529

Total Cash, cash equivalents, restricted cash and available-for-sale investments		$476,624	$30	$(137)	$476,517

Available-for-sale investments:
Short-term investments, available-for-sale					$126,370
Long-term investments, available-for-sale					50,159
Total available-for-sale investments					$176,529

	December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Cash, cash equivalents and restricted cash:
Cash deposits and money market funds	Level 1	$196,177	$—	$—	$196,177
Total cash, cash equivalents and restricted cash		$196,177	$—	$—	$196,177
The Company classifies investments in U.S. Treasury bills, U.S. Treasury notes and money market funds within Level 1 as the prices are available from quoted prices in active markets.
The Company classifies investments in agency bonds, agency discount notes, corporate bonds and commercial paper within Level 2 because they are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. The Company obtains the fair value of its Level 2 investments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2025.
The Company recognized total net unrealized losses of $0.1 million and zero during the three and nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, no securities have contractual maturities of longer than two years.
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
Open Market Sale Agreement
On May 8, 2025, the Company entered into an Open Market Sale AgreementSM, or the Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock through Jefferies as the Company’s sales agent. On May 8, 2025, the Company filed a sales agreement prospectus with the Securities and Exchange Commission, or SEC, covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock under the Jefferies Sales Agreement, which was declared effective by the SEC on May 15, 2025, or ATM Prospectus. During the nine months ended September 30, 2025, the Company sold 177,121 shares of common stock, at a weighted average sale price of $24.05 per share, for net proceeds of approximately $4.1 million after deducting sales agent fees. On June 24, 2025, the Company delivered written notice to Jefferies that it was suspending and terminating the ATM Prospectus. The Company will not make any sales of its common stock pursuant to the Jefferies Sales Agreement, unless and until a new prospectus or prospectus supplement is filed with the SEC. Other than the termination of the ATM Prospectus, the Jefferies Sales Agreement remains in full force and effect.
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
Preferred Stock
Under the Company’s amended and restated certificate of incorporation, as amended, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding. The Company had 10,000,000 shares of preferred stock authorized at September 30, 2025.

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
In July 2024, the Company issued 2,469,250 shares of common stock upon the automatic conversion of 35,275 shares of Series A Convertible Preferred Stock, subject to the terms and limitations contained in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock, or Series A Certificate of Designation, including that shares of Series A Convertible Preferred Stock shall not be convertible if the conversion would result in a holder beneficially owning more than 9.99% of the Company’s outstanding shares of common stock as of the applicable conversion date.
During the nine months ended September 30, 2025, 84,813 shares of Series A Convertible Preferred Stock were converted to an aggregate of 5,936,910 shares of the Company’s common stock.
After conversion, the converted shares of Series A Convertible Preferred Stock resumed the status of authorized but unissued shares of preferred stock and are no longer designated as Series A Convertible Preferred Stock.
As of September 30, 2025 and December 31, 2024, preferred stock designated as Series A Convertible Preferred Stock totaled 119,912 shares and 204,725 shares, respectively.
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
Voting: Holders of the Series A Convertible Preferred Stock are entitled to vote together with the holders of common stock on an as-if-converted basis on all matters submitted to a vote of stockholders; provided that holders of Series A Convertible Preferred Stock are not permitted to vote with respect to matters submitted to a vote of stockholders, to the extent that after giving effect to such action, such holder, its affiliates, and any other person whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Exchange Act, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after the action. In addition, the consent of the holders of at least 65% of the outstanding Series A Convertible Preferred Stock, voting together as a single class, will be required to alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock or alter or amend the Series A Certificate of Designation.
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

During the nine months ended September 30, 2025, 2,104,472 shares of Series X Convertible Preferred Stock were converted to an aggregate of 1,052,235 shares of the Company’s common stock.
After conversion, the converted shares of Series X Convertible Preferred Stock resumed the status of authorized but unissued shares of preferred stock and are no longer designated as Series X Convertible Preferred Stock.
As of September 30, 2025 and December 31, 2024, preferred stock designated as Series X Convertible Preferred Stock totaled 2,843,287 shares and 4,947,759 shares, respectively.
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
Liquidation: Upon the liquidation, dissolution, or winding up of the Company, each holder of Series X Convertible Preferred Stock will participate pari passu with any distribution of proceeds to holders of Series A Convertible Preferred Stock and common stock.
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
The Company had 100,000,000 shares of common stock authorized as of September 30, 2025. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.

Common Stock Warrants
As of September 30, 2025, (i) warrants to purchase up to an aggregate of 866 shares of the Company’s common stock were outstanding, each with an exercise price of $230.95 per share and (ii) pre-funded warrants to purchase up to an aggregate of 1,286,786 shares of the Company’s common stock were outstanding, each with an exercise price of $0.0001 per share. During the nine months ended September 30, 2025, pre-funded warrants to purchase up to 1,862,249 shares of common stock were cashless exercised resulting in the issuance of 1,862,229 shares of the Company’s common stock and immaterial cash payments by the Company in lieu of fractional shares.
As of December 31, 2024, (i) warrants to purchase up to an aggregate of 866 shares of the Company’s common stock were outstanding, each with an exercise price of $230.95 per share and (ii) pre-funded warrants to purchase up to an aggregate of 3,149,035 shares of the Company’s common stock were outstanding, each with an exercise price of $0.0001 per share.
The warrants had no intrinsic value as of September 30, 2025 and December 31, 2024, and the pre-funded warrants had a total aggregate intrinsic value of $123.2 million and $84.6 million as of September 30, 2025, and December 31, 2024, respectively. The intrinsic value of a warrant and pre-funded warrant exercisable for common stock is the difference between the market price of the common stock at the measurement date and the exercise price of the warrant.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows (in common stock equivalent shares):

	September 30, 2025	December 31, 2024
Common stock warrants, including pre-funded warrants	1,287,652	3,149,901
Series A Convertible Preferred Stock	8,393,840	14,330,750
Series X Convertible Preferred Stock	—	1,052,236
Common stock options and RSUs issued and outstanding	3,001,039	2,481,011
Authorized for future stock awards	3,522,621	1,021,947
Awards available under the ESPP	84,905	63,631
Total	16,290,057	22,099,476
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
During the nine months ended September 30, 2025 and 2024, 3,242 shares and 7,050 shares, respectively, were issued pursuant to the ESPP. As of September 30, 2025, total unrecognized compensation expense related to the ESPP was immaterial and is expected to be recognized over approximately 0.5 years.
Restricted Stock Units
The following table summarizes RSU activity during the nine months ended September 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	177,273	$14.06
RSUs granted	278,910	21.87
RSUs vested	(62,083)	14.81
RSUs canceled	(27,096)	16.67
Outstanding at September 30, 2025	367,004	$19.68
The weighted-average grant date fair value of RSUs granted by the Company during the nine months ended September 30, 2024 was $12.30 per share. The total fair value of RSUs vested during the nine months ended September 30, 2025 and 2024 was approximately $0.9 million and $1.0 million, respectively.
As of September 30, 2025, total unrecognized share-based compensation expense related to unvested RSUs was approximately $6.1 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.6 years.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,303,738	$18.50	8.84	$29,729
Options granted	874,494	23.28
Options exercised	(147,541)	18.26
Options canceled	(396,656)	21.72
Outstanding at September 30, 2025	2,634,035	$19.62	8.46	$202,395
Vested and expected to vest at September 30, 2025	2,634,035	$19.62	8.46	$202,395
Exercisable at September 30, 2025	901,648	$24.43	7.33	$66,146
The intrinsic value of a stock option is the difference between the market price of the common stock at the measurement date and the exercise price of the option.
The weighted-average grant date fair value of stock options granted by the Company during the nine months ended September 30, 2025 and 2024 was $17.13 and $8.05 per share, respectively.
As of September 30, 2025, total unrecognized share-based compensation expense related to unvested stock options was approximately $20.8 million. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Stock-based compensation expense recognized for RSUs, stock options, and the ESPP has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense:
Research and development	$874	$344	$2,172	$868
General and administrative	2,297	407	5,695	1,150
Stock-based compensation expense recorded in continuing operations	3,171	751	7,867	2,018
Stock-based compensation expense recorded in discontinued operations	—	—	—	231
Total stock-based compensation expense	$3,171	$751	$7,867	$2,249
6. SIGNIFICANT AGREEMENTS AND CONTRACTS
BARDA Agreement
On September 30, 2025, the Company entered into the BARDA Agreement to support expanded manufacturing and clinical development of CD388. The BARDA Agreement is a hybrid cost reimbursement contract with cost plus fixed-fee and cost share contract line item numbers.
Effective Date and Initial Term. The BARDA Agreement has an initial term that commenced on September 30, 2025, and extends through September 29, 2027, or the base period, which may be extended by mutual agreement of the Company and BARDA.
Base Period. The objective of the base period is to (a) evaluate the effectiveness of CD388 as a long-lasting prophylactic antiviral drug candidate for the long-term prevention of health impacts from both seasonal influenza and influenza strains of pandemic potential through comprehensive nonclinical testing; (b) establish a robust and secure domestic manufacturing infrastructure for CD388 by transferring production processes to a U.S.-based contract development and manufacturing organization; and (c) perform a bridging safety/PK clinical trial in healthy adults 18-64 years old to support higher concentration formulation of CD388.
Option Periods. There are nine option periods that can be exercised by BARDA, provided that the total duration of the BARDA Agreement shall not extend beyond July 3, 2030. No options have been exercised as of September 30, 2025.
Termination. The BARDA Agreement is terminable by BARDA or the Company at any time for any reason with 60 days’ prior written notice, following consultation between the parties, or by BARDA for cause, if the Company materially fails to comply with the provisions of the BARDA Agreement (subject to a standard cure period). In the case of termination other than for cause, certain termination costs incurred by the Company may be reimbursable by BARDA.
Financial Terms. The BARDA Agreement provides for potential total investments by BARDA of up to $339.2 million. BARDA estimates that it will pay the Company approximately $58.1 million initially over the base period, to support the onshoring of CD388 manufacturing to the U.S. as an addition to the initial commercial supply chain and conduct a clinical trial to demonstrate the comparability of a higher-concentration formulation and different presentations of CD388, further characterize its activity against pandemic influenza strains in non-clinical models and initiate the development of clinical trial protocols for expanded populations. The balance of the award is subject to BARDA exercising the up to nine options and would support additional clinical and non-clinical studies of CD388 in specific populations, as a complement to the Company’s plans for a potential Biologics License Application submission to the FDA, and consists of up to $281.1 million for up to such nine options. In addition, the Company may be responsible for up to $192.3 million for the Company’s portion of cost sharing applicable to up to a certain three of such options.
Estimated Value of the Contract for the Base Period. The base period of the BARDA Agreement includes an estimated $58.1 million payment for cost reimbursements of qualified direct and indirect costs and a fixed fee. The Company’s cost share for the base period of the BARDA Agreement is zero.
As of September 30, 2025, the Company recorded no accounts receivable associated with the BARDA Agreement.
During the three and nine months ended September 30, 2025, the Company recognized no amounts in R&D expense or G&A expense related to the BARDA agreement in the condensed consolidated statements of operations and comprehensive loss.

Janssen License Agreement
On April 23, 2024, the Company reacquired all rights to develop and commercialize CD388 when the Company and Janssen entered into the Janssen License Agreement, which also effectively terminated the Janssen Collaboration Agreement (as defined below), including the license granted by the Company to Janssen.
Under the Janssen License Agreement, the Company assumed responsibility for further clinical development, manufacture, registration and commercialization of DFCs based on the Company’s Cloudbreak platform for the prevention and treatment of influenza, including CD388 and products or compounds containing CD388. Janssen granted the Company an exclusive, worldwide, fee-bearing royalty-free license for certain Janssen-controller technology to develop, manufacture, and commercialize compounds and products, including CD388. Janssen agreed to (i) transfer and disclose to the Company certain Janssen-controlled know-how related to CD388, including manufacturing know-how, data and documentation, (ii) transfer all existing quantities of CD388 clinical materials, and (iii) transfer the cell banks used by or on behalf of Janssen for the production of CD388. The Janssen License Agreement includes standard termination provisions upon material breach or insolvency.
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
In September 2025, the Company incurred a $45.0 million development/regulatory milestone under the Janssen License Agreement, upon dosing the first five subjects in the ANCHOR study, which will be paid to Janssen in the fourth quarter of 2025 and is included in accrued liabilities in the condensed consolidated balance sheet as of September 30, 2025. The $45.0 million milestone was expensed as acquired IPR&D in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2025.
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
As of September 30, 2025 and December 31, 2024, the Company recorded no accounts receivable or contract liabilities associated with the Janssen Collaboration Agreement.
The following table presents collaboration revenue under the Janssen Collaboration Agreement for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue from Janssen Collaboration Agreement:
Over Time:
Research and Development Services	$—	$1,273
Clinical Supply Services	—	2
Total Revenue from Janssen Collaboration Agreement	$—	$1,275

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
Finance lease costs were immaterial for the three and nine months ended September 30, 2025 and immaterial and $0.1 million for the three and nine months ended September 30, 2024, respectively.
Operating Lease Obligations
The Company entered into an operating lease for laboratory and office space in San Diego, California in June 2014. Amendments for additional space were entered into in February 2015, March 2015 and August 2015. On April 20, 2023, the Company entered into a seventh amendment to its operating lease with Nancy Ridge Technology Center, L.P. which extended the term of the operating lease by an additional 36 months and increased the base rent to $133,371 per month effective January 1, 2024, subject to 4% increases every January. The operating lease expires on December 31, 2026 with options for two individual two-year extensions, as described in the original lease agreement, which have not been exercised, and remain in effect and available to the Company. As of September 30, 2025, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total operating lease term for accounting purposes. The incremental borrowing rate used in measuring the Company’s operating lease liability was 12.0%.
The following table presents information about the amount and timing of cash flows arising from the Company’s operating lease as of September 30, 2025 (in thousands):

2025	$416
2026	1,731
Total undiscounted operating lease payments	2,147
Less: Imputed interest	(163)
Present value of operating lease payments	$1,984
The balance sheet classification of the Company’s operating lease is as follows (in thousands):

Balance Sheet Classification:
Operating lease right-of-use asset	$1,795

Current portion of operating lease liability	$1,560
Long-term operating lease liability	424
Total operating lease liabilities	$1,984
As of September 30, 2025, the weighted average remaining operating lease term was 1.3 years.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million for each of the nine months ended September 30, 2025 and 2024.
Operating lease costs were $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.3 million for the three and nine months ended September 30, 2024, respectively. These costs are primarily related to the Company’s operating lease, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.
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
As a result of the Reduction, the Company incurred charges of $1.2 million for severance payments and employee benefits in 2024. The Company does not expect to incur additional charges related to the Reduction. As of September 30, 2025, all amounts have been paid.
Standby Letter of Credit
On December 11, 2024, the Company established a standby letter of credit with its banking institution, Wells Fargo, for $6.0 million for the benefit of its indirect tax service provider, as it relates to indirect tax compliance services in various tax jurisdictions outside of the U.S. in connection with the rezafungin supply chain activities and commercial sales of REZZAYO. The letter of credit expires on November 30, 2025 and is automatically extended without amendment for an additional one-year period from the current expiration date, unless notified by the Company to terminate prior to 90 days from the expiration date. On August 28, 2025, the Company provided a notice that the letter of credit will not be extended beyond November 30, 2025. The cash held as collateral for this standby letter of credit is recorded as restricted cash and is held in an interest-bearing account.
8. INCOME TAXES
The Company estimates an annual effective income tax rate based on projected results for the year and applied the rate to net loss before taxes to calculate income tax expense or (benefit). When applicable, the income tax provision also includes adjustments for discrete tax items. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period. For the three and nine months ended September 30, 2025, and 2024 the Company recognized no income tax expense or (benefit) from continuing operations.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law enacting significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, calculating the limit on the deduction of interest expense based on thirty percent of EBITDA (rather than EBIT), and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The impact of the tax law changes from the OBBBA is included in the Company’s financial statements for the three-months ended September 30, 2025. There have been no material changes to the Company’s effective income tax rate or its net deferred federal income tax assets as a result of the OBBBA as the Company maintains a full valuation allowance for all U.S. deferred tax assets.
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
There were no assets and liabilities related to discontinued operations as of September 30, 2025 and December 31, 2024, as all balances were recognized in income from discontinued operations at the completion of the transaction.
There were no discontinued operations during the three and nine months ended September 30, 2025. The results of operations from discontinued operations during the three and nine months ended September 30, 2024, have been reflected as loss from discontinued operations, net of income taxes in the condensed consolidated statements of operations and comprehensive loss and consisted of the following (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Major line items constituting pretax income of discontinued operations
Revenues:
Total revenues	$11	$29,263
Operating expenses:
Cost of product revenue	—	9,030
Research and development	458	10,572
Selling, general and administrative	3	7,460
Total operating expenses	461	27,062
(Loss) income from operations	(450)	2,201
Other expense, net:
Loss on disposal of discontinued operations	—	(1,799)
Total other expense, net	—	(1,799)
(Loss) income from discontinued operations before income tax expense	(450)	402
Income tax expense	—	—
(Loss) income from discontinued operations, net of income taxes	$(450)	$402
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The total net cash used in operating activities from discontinued operations was $18.1 million for the nine months ended September 30, 2024. There were no investing or financing activities from discontinued operations for the nine months ended September 30, 2024.
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
Transition Services. The Company performed its services under the TSA over the initial 76-day period subsequent to the effective date of the Napp Purchase Agreement. In connection with the carryover services provided after the sale of rezafungin, the Company recognized $0.1 million as revenue in the results of operations from discontinued operations during the second quarter of 2024. The Company’s costs to provide the TSA services predominantly related to employee labor costs which were reported within R&D and SG&A expenses within the results of operations from discontinued operations during the second quarter of 2024. The remaining unsatisfied performance obligation as of September 30, 2025 was zero.
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
As of September 30, 2025 and December 31, 2024, the Company recorded no accounts receivable or contract liabilities associated with the Mundipharma Collaboration Agreement and Melinta License Agreement. As of September 30, 2025, the Company recorded accounts receivable associated with the Napp Purchase Agreement of $1.9 million.
The following table presents collaboration and product revenue, included within discontinued operations, disaggregated by collaborator and timing of revenue recognition, for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Mundipharma	Melinta	Mundipharma	Melinta
Revenue from Collaboration, License and Purchase Agreements:
Point in Time:
Rezafungin Assets, including Sale of Intellectual Property and Inventory	$—	$—	$20,833	$—
License of Intellectual Property - upon milestone achieved	$—	$—	$813	$—
Product Revenue	—	—	2,826	—
Royalty Revenue	—	—	37	125
Over Time:
Research and Development Services	—	—	3,895	457
Clinical Supply Services	—	—	175	—
Transition Services	11	—	102	—
Total Revenue from Collaboration, License and Purchase Agreements	$11	$—	$28,681	$582
10. SUBSEQUENT EVENTS
Series A Convertible Preferred Stock Conversion
In October 2025, at the request of a certain holder, 29,956 shares of Series A Convertible Preferred Stock were converted to an aggregate of 2,096,920 shares of the Company’s common stock.

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
Our lead clinical-stage asset is CD388, a novel long-acting antiviral which we are developing for broad spectrum influenza prophylaxis. CD388 combines a novel multivalent presentation of zanamivir, the antiviral small molecule that is the active ingredient of an U.S. Food and Drug Administration, or FDA, approved drug, with a human antibody fragment to prolong half-life. As a broad-spectrum antiviral that is not dependent on the host immune response for activity, it has the potential to overcome key limitations of existing vaccines and antivirals. Its unique properties substantially enhance its antiviral activity, making it a potential best-in-class neuraminidase inhibitor. We believe it has the potential to provide universal protection against all influenza A and B virus strains, including high pathogenicity strains like H5N1, also known as avian influenza or bird flu, with potential for single dose per flu season protection.
We discovered and advanced CD388 to the clinic under a license and collaboration agreement, or the Janssen Collaboration Agreement, that we entered in March 2021 with J&J Innovative Medicine, previously Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson, or Janssen. In 2023, as part of a prioritization of its research and development, or R&D, business, Janssen disclosed its intention to discontinue internal development of multiple product candidates in its infectious disease pipeline, including CD388. Janssen subsequently conducted a competitive divestiture process of its infectious disease portfolio in which we participated and subsequently reacquired all rights to develop and commercialize CD388 in April 2024. Under the terms of a license and technology transfer agreement we entered into with Janssen in April 2024, or the Janssen License Agreement, we received an exclusive, worldwide, fee-bearing but royalty-free license under certain Janssen-controlled technology to develop, manufacture and commercialize CD388 for prophylaxis and treatment of influenza. We have completed two Phase 1 studies and one Phase 2a study of CD388 under the Janssen Collaboration Agreement, and we announced positive topline results in June 2025 for our 5,041-subject, randomized, double-blind, placebo-controlled Phase 2b clinical trial, or the NAVIGATE study, evaluating the efficacy and safety of CD388 for pre-exposure prophylaxis of seasonal influenza in unvaccinated healthy subjects. In September 2025, we initiated a global, multicenter, randomized, double-blind, placebo-controlled Phase 3 trial, or the ANCHOR study, to evaluate the safety and efficacy of CD388 administered as a one-time 450-milligram subcutaneous dose in adults and adolescents.

In June 2023, the FDA granted Fast Track designation to CD388 for the prevention of influenza A and B infection in adults who are at high risk of influenza complications due to underlying immunodeficiency and may not mount an adequate response to influenza vaccine or are at high risk of severe influenza despite influenza vaccination, including those for whom vaccines are contraindicated. Fast Track designation aims to facilitate the development and expedite the review of drugs to treat serious conditions with unmet medical needs. The purpose is to get important new drugs to patients earlier. Companies that are granted this designation are given the opportunity for more frequent interactions with the FDA, and, if relevant criteria are met, eligibility for Priority Review. In addition, in October 2025 the FDA granted Breakthrough Therapy designation to CD388 for the prevention of influenza A and B in adults and adolescents who are at higher risk of influenza complications due to underlying immunodeficiency, are at higher risk of severe influenza despite influenza vaccination, or those for whom vaccines are contraindicated. The Breakthrough Therapy designation is based on positive results from the NAVIGATE study. Breakthrough Therapy designation is intended to expedite the review of medicines that treat a serious or life-threatening condition and have shown preliminary clinical evidence indicating the potential for substantial improvement over available therapies. The benefits of Breakthrough Therapy designation include the eligibility for priority review, rolling submission of portions of the application, and FDA’s organizational commitment to involving senior management to provide guidance to the company to help determine the most efficient route to approval.
Concurrent with the CD388 reacquisition in April 2024, we completed a private placement, which provided $240.0 million in gross proceeds, or the April 2024 Private Placement, of which we used $85.0 million to fund the upfront payment under the Janssen License Agreement. The remainder of the gross proceeds of $155.0 million, together with gross proceeds of $105.0 million from a private placement we completed in November 2024, or the November 2024 Private Placement, and gross proceeds of $402.5 million from an underwritten public offering we completed in June 2025, or the 2025 Public Offering, are being utilized to fund the ongoing development of CD388. We believe our existing cash, cash equivalents, restricted cash and available-for-sale investments (includes short-term and long-term available-for-sale investments) will be sufficient to fund our planned operations through the completion of our Phase 3 development program.
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
Following these transactions, we have prioritized the development of CD388 as a highly potent antiviral designed to deliver universal prophylaxis and treatment of seasonal and pandemic influenza.
In September 2025, we entered into a contract with the Biomedical Advanced Research and Development Authority, or BARDA, part of the U.S. Department of Health and Human Services’ Administration for Strategic Preparedness and Response, or the BARDA Agreement, providing for potential payments by BARDA of up to $339.2 million, including base period funding of an estimated $58.1 million over 24 months.
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
We have initiated one Phase 3 study of CD388:
•A Phase 3 global, multicenter, randomized, double-blind, placebo-controlled study to evaluate the safety and efficacy of CD388 administered as a one-time 450-milligram subcutaneous dose in adults and adolescents (NCT07159763).
Additionally, we plan to initiate a Phase 1 vaccine interaction study and a Phase 2 repeat dose study of a subset of participants who were previously dosed with CD388 in our Phase 2b NAVIGATE study in mid-November 2025.
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
We presented additional results from the NAVIGATE study at scientific conferences in September and October 2025. These results included preliminary virology data, the first insights into PK/PD relationships, and the establishment of an exposure response model that aligns with the rationale behind the 450-milligram dose selection for the ANCHOR study.
CD388 ANCHOR Study
We initiated the ANCHOR study during the 2025-26 Northern Hemisphere influenza season in 150 sites across the U.S. and the United Kingdom, with dosing of the first participants in September 2025. This represents a six-month acceleration from the prior plan to initiate the Phase 3 study in the spring of 2026 in the Southern Hemisphere.
The ANCHOR study is a global, multicenter, randomized, double-blind, placebo-controlled study to evaluate the safety and efficacy of CD388 administered as a one-time 450-milligram subcutaneous dose in adults and adolescents. Based on feedback from the FDA, the study population has been expanded to also include generally healthy adults over 65 years old with no specific co-morbidities in addition to other high-risk populations with certain comorbidities and immune-compromised status, substantially increasing the initial number of patients potentially eligible to receive CD388 from approximately 50 million to well over 100 million people in the U.S. We plan to enroll a minimum of 10% of participants with immune-compromised status and equally balance the remaining enrollment between high-risk participants with comorbidities and healthy adults over 65 years of age.
The ANCHOR study has a target enrollment of 6,000 participants which will be randomized in a 1:1 ratio to receive either a 450-milligram dose of CD388 or placebo. The primary endpoint will be based on laboratory-confirmed influenza, body temperature 37.2°C (99°F), and new or worsening of either two respiratory symptoms (cough, sore throat, nasal congestion) or one respiratory symptom and one new systemic symptom (headache, fatigue, feeling feverish, or body aches).
As of the beginning of November 2025, the ANCHOR study was over 50 percent enrolled and we expect to achieve target enrollment of 6,000 participants in the Northern Hemisphere by December 2025. The ANCHOR study will include an interim analysis in the first quarter of 2026 to assess the trial size and powering assumptions and determine the potential need for additional enrollment during the subsequent Southern Hemisphere flu season. Results from the ANCHOR study, if successful, are expected to be sufficient for potential Biologics License Application, or BLA, approval in the high-risk populations represented in the ANCHOR study.

BARDA Agreement
On September 30, 2025, we entered into the BARDA Agreement, consisting of a base contract with option periods. The base period’s estimated funding of $58.1 million over 24 months supports the onshoring of CD388 manufacturing to the U.S. as an addition to the initial commercial supply chain and will also be used to conduct a clinical trial to demonstrate the comparability of a higher-concentration formulation and different presentations of CD388, further characterize its activity against pandemic influenza strains in non-clinical models and initiate the development of clinical trial protocols for expanded populations. The option periods funding of up to $281.1 million, if exercised by BARDA, would support additional clinical and non-clinical studies of CD388 in specific populations, as a complement to our plans for a potential BLA submission to the FDA. This project is being supported in whole or in part with federal funds from the U.S. Department of Health and Human Services; Administration for Strategic Preparedness and Response; BARDA, under contract number 75A50125C0017.
Impact of Macroeconomic Conditions
Our business is subject to various trends, events or uncertainties that are reasonably likely to cause our reported financial information not to be necessarily indicative of future operating results or of future financial condition. We may be impacted by broader global geopolitical and macroeconomic conditions, including global pandemics, inflation, high interest rates, bank failures, labor shortages, supply chain disruptions, recession risks, current or future tariffs, trade wars, and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions and the active conflicts in the Middle East. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has recently experienced significant volatility. This volatility has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance.
Common Stock Equivalents Outstanding
As of September 30, 2025, we had 29,335,397 shares of common stock outstanding, 119,912 shares of Series A Convertible Voting Preferred Stock outstanding, which are convertible into 8,393,840 shares of common stock, warrants to purchase up to 866 shares of our common stock outstanding, pre-funded warrants to purchase up to 1,286,786 shares of our common stock outstanding, and outstanding stock options and restricted stock units covering 3,001,039 shares of our common stock for a total of 42,017,928 shares of common stock equivalents outstanding.
Liquidity Overview
We have a limited operating history and the sales and income potential of our business and market are unproven. We have experienced net losses and negative cash flows from operating activities since our inception. As of September 30, 2025, we had an accumulated deficit of $743.7 million. We expect to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.
At September 30, 2025, we had cash, cash equivalents, restricted cash and available-for-sale investments of $476.5 million, which we expect will provide sufficient liquidity to fund our operations through the completion of our Phase 3 development program.
Our ability to execute our current business plan, including to commercialize CD388, depends on our ability to obtain additional funding through equity offerings, debt financings, other third-party funding, potential licensing or collaboration arrangements, government contracts, charitable grants, or strategic alliances. We may not be able to raise additional funding on terms acceptable to us, or at all, and any failure to raise funds as and when needed will compromise our ability to execute our business plan.
We plan to continue to fund our losses from operations through cash, cash equivalents, restricted cash and available-for-sale investments on hand, as well as through future equity offerings, debt financings, other third-party funding, potential licensing or collaboration arrangements, government contracts, charitable grants, or strategic alliances. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

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
Research and development expenses
To date, our R&D expenses have related primarily to nonclinical and clinical development of our Cloudbreak platform. R&D expenses consist of wages, benefits and stock-based compensation for R&D employees, as well as the cost of scientific consultants, third-party laboratories, facilities and overhead expenses, manufacturing expenses in preclinical development and certain manufacturing expenses before FDA approval, nonclinical and clinical trial costs, and indirect taxes on clinical supplies and development materials. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies or other activities within studies and other events.
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
•the duration of patient follow-up;
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidates.
R&D expenses by major program or category for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cloudbreak platform	$32,074	$7,642	$75,103	$13,227
Personnel costs	2,587	4,049	7,710	9,758
Other research and development expenses	868	738	2,133	2,020
Total research and development expenses	$35,529	$12,429	$84,946	$25,005

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
Other income, net
Other income, net consists primarily of interest income and expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market accounts for cash, cash equivalents and restricted cash as well as from available-for-sale investments. Interest expense represents interest on finance lease liabilities.
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
We present discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results from discontinued operations of the rezafungin assets prior and subsequent to its sale are presented as net loss from discontinued operations, net of income taxes, in the unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. There were no assets and liabilities related to discontinued operations as of September 30, 2025 and December 31, 2024, as all balances were recognized in income from discontinued operations at the completion of the transaction. See Note 9 to the condensed consolidated financial statements for additional information.
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
RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Acquired in-process research and development	45,000	—	45,000
Research and development expenses	35,529	12,429	23,100
General and administrative expenses	8,099	4,965	3,134
Other income, net	5,395	1,859	3,536
Loss from discontinued operations, net of income taxes	—	(450)	450
Acquired in-process research and development expenses
Acquired IPR&D expenses were $45.0 million for the three months ended September 30, 2025 and zero for the three months ended September 30, 2024. Acquired IPR&D expenses for the three months ended September 30, 2025 related to a milestone incurred under the Janssen License Agreement, upon dosing the first five subjects in our ANCHOR study, which will be paid to Janssen in the fourth quarter of 2025.
Research and development expenses
R&D expenses were $35.5 million for the three months ended September 30, 2025 and $12.4 million for the three months ended September 30, 2024. The increase in R&D expenses is primarily due to higher expenses associated with CD388 manufacturing related costs and the preparation and initiation of our ANCHOR study.
General and administrative expenses
G&A expenses were $8.1 million for the three months ended September 30, 2025 and $5.0 million for the three months ended September 30, 2024. The increase in G&A expenses is primarily due to higher personnel costs, driven by higher stock-based compensation, and higher legal costs.
Other income, net
Other income, net was $5.4 million during the three months ended September 30, 2025 and related primarily to interest income generated from cash held in interest-bearing accounts and available-for-sale investments. Other income, net was $1.9 million during the three months ended September 30, 2024 and related primarily to interest income generated from cash held in interest-bearing accounts. The increase in other income, net reflects the substantially higher cash, cash equivalents, restricted cash and available-for-sale investments balance as of September 30, 2025, following our 2025 Public Offering.
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
Loss from discontinued operations was zero for the three months ended September 30, 2025.
Loss from discontinued operations was $0.5 million for the three months ended September 30, 2024 and primarily consisted of R&D expenses associated with rezafungin clinical trial and development costs and certain severance costs.

Comparison of the nine months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Collaboration revenue	$—	$1,275	(1,275)
Acquired in-process research and development	45,000	84,883	(39,883)
Research and development expenses	84,946	25,005	59,941
General and administrative expenses	20,780	13,307	7,473
Reversal due to settlement of indirect tax liabilities	(9,445)	—	(9,445)
Other income, net	8,850	3,998	4,852
Income from discontinued operations, net of income taxes	—	402	(402)
Collaboration revenue
Collaboration revenue was zero for the nine months ended September 30, 2025 and $1.3 million for the nine months ended September 30, 2024, and related to R&D and clinical supply services provided to Janssen under the Janssen Collaboration Agreement, which was terminated upon the effectiveness of the Janssen License Agreement on April 24, 2024.
Acquired in-process research and development expenses
Acquired IPR&D expenses were $45.0 million for the nine months ended September 30, 2025 and $84.9 million for the nine months ended September 30, 2024. Acquired IPR&D expenses for the nine months ended September 30, 2025 related to a milestone incurred under the Janssen License Agreement, upon dosing the first five subjects in our ANCHOR study, which will be paid to Janssen in the fourth quarter of 2025. Acquired IPR&D expenses for the nine months ended September 30, 2024 related to an upfront payment of $85.0 million paid to Janssen under the Janssen License Agreement on April 24, 2024, plus $0.4 million in direct transaction costs, offset by a gain of $0.5 million to settle the preexisting Janssen Collaboration Agreement relationship.
Research and development expenses
R&D expenses were $84.9 million for the nine months ended September 30, 2025 and $25.0 million for the nine months ended September 30, 2024. The increase in R&D expenses is primarily due to higher expenses associated with our NAVIGATE study, CD388 manufacturing related costs, and the preparation and initiation of our ANCHOR study, offset by lower nonclinical expenses associated with our Cloudbreak platform.
General and administrative expenses
G&A expenses were $20.8 million for the nine months ended September 30, 2025 and $13.3 million for the nine months ended September 30, 2024. The increase in G&A expenses is primarily due to higher personnel costs, driven by higher stock-based compensation, offset by lower audit fees.
Reversal due to settlement of indirect tax liabilities
During the nine months ended September 30, 2025 we determined that accrued indirect taxes relating to shipments of our former rezafungin assets totaling $9.4 million were not due and payable upon voluntary disclosure and full compliance in certain jurisdictions and the associated liabilities and operating expenses were reversed as part of continuing operations. No indirect tax reversals were recorded during the nine months ended September 30, 2024.
Other income, net
Other income, net was $8.9 million during the nine months ended September 30, 2025 and related primarily to interest income generated from cash held in interest-bearing accounts and available-for-sale investments. Other income, net was $4.0 million during the nine months ended September 30, 2024 and related primarily to interest income generated from cash held in interest-bearing accounts. The increase in other income, net reflects the substantially higher cash, cash equivalents, restricted cash and available-for-sale investments balance as of September 30, 2025, following our 2025 Public Offering.

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
Income from discontinued operations was zero for the nine months ended September 30, 2025.
Income from discontinued operations was $0.4 million for the nine months ended September 30, 2024 and primarily consisted of revenue of $29.3 million related to sale of rezafungin assets, including sale of intellectual property and inventory, product revenue related to shipments of REZZAYO naked vials to Mundipharma, as well as R&D and clinical supply services provided to Mundipharma and Melinta, offset by (i) cost of product revenue of $9.0 million, (ii) R&D expenses of $10.6 million associated with rezafungin clinical trial and development costs, (iii) SG&A expenses of $7.5 million primarily associated with rezafungin-related patent costs, accrued interest and penalties for indirect taxes for rezafungin-related shipments and indirect tax penalties on disposal of rezafungin, and (iv) loss on disposal of discontinued operations of $1.8 million.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are our cash, cash equivalents, restricted cash and available-for-sale investments, as well as equity financings and government contracts. We have devoted our resources to funding R&D programs, including research, preclinical and clinical development activities.
Our ability to fund future operating needs will depend on a combination of equity offerings, debt financings, other third-party funding, potential licensing or collaboration arrangements, government contracts, charitable grants, or strategic alliances. Our ability to raise additional capital may also be adversely impacted by broader global geopolitical and macroeconomic conditions, including global pandemics, inflation, high interest rates, bank failures, labor shortages, supply chain disruptions, recession risks, current or future tariffs, trade wars, and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions and the active conflicts in the Middle East.
On May 8, 2025, we entered into an Open Market Sale AgreementSM, or the Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Jefferies as our sales agent. On May 8, 2025, we filed a sales agreement prospectus with the SEC covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock under the Jefferies Sales Agreement, which was declared effective by the SEC on May 15, 2025, or ATM Prospectus. During the nine months ended September 30, 2025, we sold 177,121 shares of common stock, at a weighted average sale price of $24.05 per share, for net proceeds of approximately $4.1 million after deducting sales agent fees. On June 24, 2025, we delivered written notice to Jefferies that we were suspending and terminating the ATM Prospectus. We will not make any sales of our common stock pursuant to the Jefferies Sales Agreement, unless and until a new prospectus or prospectus supplement is filed with the SEC. Other than the termination of the ATM Prospectus, the Jefferies Sales Agreement remains in full force and effect.
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

On September 30, 2025, we entered into the BARDA Agreement consisting of a base contract with option periods. The base period funding estimate of $58.1 million over 24 months supports the onshoring of CD388 manufacturing to the U.S. as an addition to the initial commercial supply chain and will also be used to conduct a clinical trial to demonstrate the comparability of a higher-concentration formulation and different presentations of CD388, further characterize its activity against pandemic influenza strains in non-clinical models and initiate the development of clinical trial protocols for expanded populations. The option periods funding of up to $281.1 million, if exercised by BARDA, would support additional clinical and non-clinical studies of CD388 in specific populations, as a complement to our plans for a potential BLA submission to the FDA.
As of September 30, 2025, we have no outstanding loan balances.
Our lease with Nancy Ridge Technology Center, L.P. expires on December 31, 2026 with options for two individual two-year extensions, which have not been exercised, and remain in effect and available to us. As of September 30, 2025, we were not reasonably certain that we would exercise the extension options, and therefore did not include these options in the determination of the total lease term for accounting purposes. Total undiscounted operating lease payments were $2.1 million as of September 30, 2025.
On December 11, 2024, we established a standby letter of credit with our banking institution, Wells Fargo, for $6.0 million for the benefit of our indirect tax service provider, as it relates to indirect tax compliance services in various tax jurisdictions outside of the U.S. in connection with the rezafungin supply chain activities and commercial sales of REZZAYO. The letter of credit expires on November 30, 2025 and is automatically extended without amendment for an additional one-year period from the current expiration date, unless notified by us to terminate prior to 90 days from any expiration date. On August 28, 2025, we provided a notice that the letter of credit will not be extended beyond November 30, 2025. The cash held as collateral for this standby letter of credit is recorded as restricted cash and is held in an interest-bearing account.
We are mindful that conditions in the current macroeconomic environment could affect our ability to achieve our goals. Sustained weakness or further deterioration of the local economies and currencies and adverse effects of the impact of broader global geopolitical and macroeconomic conditions, including global pandemics, inflation, high interest rates, bank failures, labor shortages, supply chain disruptions, recession risks, current or future tariffs, trade wars, and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions and the active conflicts in the Middle East, may pose operational challenges in those countries. We will continue to monitor these conditions and will attempt to adjust our business plans, as appropriate, to mitigate our exposure to global geopolitical and macroeconomic risks.
We enter into contracts in the normal course of business with vendors for R&D activities, manufacturing, and professional services that generally provide for termination either on notice or after a notice period. Our material cash requirements include costs to conduct R&D activities associated with our Cloudbreak platform, as well as personnel and G&A support costs.
The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(103,526)	$(147,119)
Investing activities	(176,285)	(129)
Financing activities	383,622	238,856
Net increase in cash, cash equivalents and restricted cash	103,811	91,608
Cash, cash equivalents and restricted cash at beginning of period	196,177	35,778
Cash, cash equivalents and restricted cash at end of period	$299,988	$127,386
Operating activities
Net cash used in operating activities was $103.5 million for the nine months ended September 30, 2025, compared to $147.1 million for the nine months ended September 30, 2024. Net cash used in operating activities for the nine months ended September 30, 2025 was primarily due to a net loss of $132.4 million adjusted for (i) $0.6 million of non-cash operating activities, primarily for stock-based compensation, non-cash operating lease expense, loss on assignment of finance lease, and reversal due to settlement of indirect tax liabilities, and (ii) $29.5 million of changes in operating assets and liabilities.

Net cash used in operating activities for the nine months ended September 30, 2024 was primarily attributable to a net loss of $117.5 million adjusted for (i) $5.2 million of non-cash operating activities, primarily for loss on disposal of discontinued operations, stock-based compensation and non-cash operating lease expense, and (ii) $34.8 million of changes in operating assets and liabilities.
For all periods presented, the primary use of cash was to fund R&D activities for our product candidates, which activities and uses of cash we expect to continue to increase for the foreseeable future.
Investing activities
Net cash used in investing activities during the nine months ended September 30, 2025 consisted of purchases of available-for-sale investments offset by proceeds from sales of property and equipment. Net cash used in investing activities during the nine months ended September 30, 2024 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the nine months ended September 30, 2025 primarily consisted of (i) net proceeds of $376.9 million, from the sale of 9,147,727 shares of common stock, at a purchase price of $44.00 per share, pursuant to the 2025 Public Offering, after deducting expenses payable by us, (ii) net proceeds of $4.1 million, from the sale of 177,121 shares of common stock pursuant to the Jefferies Sales Agreement, at a purchase price of $24.05 per share, after deducting expenses payable by us, and (iii) proceeds from the exercise of stock options of $2.6 million.
Net cash provided by financing activities during the nine months ended September 30, 2024 primarily consisted of net proceeds of $239.1 million, from the sale of 240,000 shares of Series A Convertible Voting Preferred Stock, at a purchase price of $1,000 per share, pursuant to the April 2024 Private Placement, after deducting expenses payable by us.
Discontinued Operations
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The total net cash used in operating activities from discontinued operations was $18.1 million for the nine months ended September 30, 2024. There were no investing or financing activities from discontinued operations for the nine months ended September 30, 2024.
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
Operating Capital Requirements
Our ability to execute our current business plan, including to commercialize CD388, depends on our ability to obtain additional funding through equity offerings, debt financings, other third-party funding, potential licensing or collaboration arrangements, government contracts, charitable grants, or strategic alliances. We plan to continue to fund our losses from operations through cash, cash equivalents, restricted cash and available-for-sale investments on hand, as well as through future equity offerings, debt financings, other third-party funding, potential licensing or collaboration arrangements, government contracts, charitable grants, or strategic alliances. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.
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
As of September 30, 2025, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
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
Identifying potential development candidates and conducting preclinical studies, manufacturing development and clinical trials are time consuming, expensive and uncertain processes that take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales for any of our current or future product candidates. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for years, if at all.
Accordingly, we will need additional funding in connection with our continuing operations and to achieve our goals. As of September 30, 2025, we had cash, cash equivalents, restricted cash and available-for-sale investments of $476.5 million.
The global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. In addition, we may not be able to access a portion of our existing cash, cash equivalents, restricted cash and available-for-sale investments due to market conditions such as potential future disruptions in access to bank deposits or lending commitments due to bank failures, which could have a material adverse effect on our business and financial condition. In addition, if the financial market disruptions and economic slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could negatively affect our financial condition and our ability to pursue our business strategy.

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
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, other third-party funding, potential licensing or collaboration arrangements, government contracts, charitable grants, or strategic alliances.
On May 8, 2025, we entered into the Jefferies Sales Agreement, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Jefferies as our sales agent. On May 8, 2025, we filed the ATM Prospectus with the SEC covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock under the Jefferies Sales Agreement, which was declared effective by the SEC on May 15, 2025. During the nine months ended September 30, 2025, we sold 177,121 shares of common stock, at a weighted average sale price of $24.05 per share for net proceeds of approximately $4.1 million after deducting sales agent fees. On June 24, 2025, we delivered written notice to Jefferies that we were suspending and terminating the ATM Prospectus. We will not make any sales of our common stock pursuant to the Jefferies Sales Agreement, unless and until a new prospectus or prospectus supplement is filed with the SEC. Other than the termination of the ATM Prospectus, the Jefferies Sales Agreement remains in full force and effect.
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
If we obtain funds through government grants and contracts, such as the BARDA Agreement, we may be subject to restrictions on our operations or certain unfavorable terms, including potential restrictions on transferring the BARDA Agreement to a foreign firm or institution and the obligation to submit to audits and inspections by BARDA with 30 days’ prior written notice. U.S. government grants and contracts, if available, typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. As a result of the BARDA Agreement, we are, and if we receive any additional U.S. government grant or contract, we would be, required to comply with numerous laws and regulations relating to the formation, administration and performance of the grant or contract, which can make it more difficult for us to retain our rights under such grant or contract and result in increased costs.
If we are unable to raise additional funds through equity offerings, debt financings, other third-party funding, potential licensing or collaboration arrangements, government contracts, charitable grants, or strategic alliances, we may be required to delay, reduce or terminate our advancement of the Cloudbreak program for non-influenza DFCs, or be forced to grant rights in the Cloudbreak program for non-influenza DFCs that we would otherwise prefer to retain for ourselves.

We have incurred significant operating losses since our inception, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.*
Since our inception, we have incurred significant operating losses. We incurred a net loss of $132.4 million and $117.5 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $743.7 million. To date, we have financed our operations primarily through sale of our stock in public offerings and private placements, through borrowings under loan facilities, through payments received in connection with our prior collaborations, and through government contracts such as the BARDA Agreement. We have completed Phase 1 and Phase 2a studies of CD388 and announced positive topline results of our Phase 2b NAVIGATE study of CD388. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.
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
The global credit and financial markets have recently experienced extreme volatility and disruptions, including tariffs, trade wars, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising inflation, high interest rates, bank failures, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make access to our liquidity within the U.S. banking system and any additional debt or equity financing more difficult, more costly and more dilutive.

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
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*
We operate in a global economy, which includes utilizing third-party suppliers in certain countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.
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
Risks Related to Drug Discovery, Development and Commercialization
We depend heavily on the success of CD388, which has completed Phase 2b to topline data, and we are very early in our efforts to develop other product candidates from our Cloudbreak program, none of which may be successful.*
We received IND clearance for CD388, our DFC for prevention and treatment of influenza, from the FDA in March 2022 and have completed a Phase 1 clinical trial and a Phase 2a clinical trial of CD388 to evaluate the pre-exposure prophylactic activity of CD388 against influenza virus as well as a separate Phase 1 Japanese bridging study. In June 2025, we announced positive topline results of our Phase 2b NAVIGATE study of CD388. Our assumptions about why CD388 is worthy of continued development, as well as our assumptions about the market for CD388 or any other potential products from our Cloudbreak program, are based on data primarily collected by other companies. The timing and costs of our preclinical and clinical development programs, the likelihood of any marketing approval for CD388, and the regulatory paths for marketing approval for additional products from our Cloudbreak program remain uncertain. Our ability to generate product revenue, which we do not expect will occur for years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.
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
If we experience delays or difficulties in enrolling patients or experience a mild flu season during our clinical trials our receipt of necessary regulatory approvals could be delayed or prevented.*
We may not be able to complete our ongoing CD388 Phase 3 ANCHOR study if we are unable to identify and enroll a sufficient number of eligible subjects to support regulatory approval of CD388, as required by the FDA or similar regulatory authorities outside the U.S., or if we do not believe that the number of patients required by such regulatory authorities can be enrolled in a reasonable timeframe.
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
Our inability to enroll and retain a sufficient number of patients into our CD388 Phase 3 ANCHOR study in a reasonable timeframe may require us to abandon the entire CD388 clinical development program. Any enrollment delays would result in increased development costs, which could cause the value of our company to decline and could limit our ability to obtain necessary additional financing.
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
For our DFCs, the bispecific mechanism of action, including the use of the immune system, may lead to side effects that are not anticipated based on the preclinical work we have conducted to date. In the Phase 2b NAVIGATE study of CD388, no treatment-related serious adverse events were reported but there can be no assurance that treatment-related serious adverse events will not arise in the ANCHOR study or in any future clinical trials of CD388. The most common adverse events reported were injection site reactions, which were generally mild or moderate and resolved without intervention.
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

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*
From time to time, we publicly disclose interim, preliminary or topline data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, on June 23, 2025, we announced positive topline data from our Phase 2b NAVIGATE study of CD388. The full data set, including long-term follow-up, secondary endpoints, pharmacokinetic and virology data are expected to be available by the fourth quarter of 2025. We also make assumptions, estimations, calculations and conclusions as part of our analysis of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
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
Risks Related to Our Dependence on Third Parties
We may seek to selectively establish collaborations and, if we are unable to establish them on commercially reasonable terms or at all, we may have to alter our research, clinical development and commercialization plans.*
We may seek to collaborate with pharmaceutical and biotechnology companies to advance the Cloudbreak program for DFCs. We may also seek funding from government grants or contracts, such as the BARDA Agreement, to advance the Cloudbreak program for DFCs. We cannot be certain that we will be successful in completing any such collaboration or obtaining any such additional government grants or contracts, or obtaining or completing any of them on commercially reasonable terms.
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
We also face significant competition for government grants and contracts for the Cloudbreak program, and there can be no assurances that any such additional funding would be available to us if and when needed, or at all. For instance, additional government funding supporting CD388 use for influenza pandemic preparedness may be limited unless a pandemic emergency is declared.
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
We have established agreements with third-party manufacturers for production of our products for clinical and commercial use, and our reliance on these manufacturers entails additional risks, including:
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
In addition, the House of Representatives of the prior Congress (the 118th Congress) passed the BIOSECURE Act which proposed targeting U.S. government contracts, grants and loans for entities that use biotechnology equipment or services from certain named Chinese biotechnology companies and potentially other biotechnology companies designated in the future. The language of the proposed BIOSECURE Act would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract. The version of the bill passed by the prior House of Representatives included a “grandfathering” provision which provided that the BIOSECURE Act’s prohibitions would not apply to pre-existing contracts and agreements entered into prior to the legislation’s effective date until January 1, 2032. The BIOSECURE Act did not become law in the 118th Congress. On October 9, 2025, the Senate of the current Congress (the 119th Congress) passed its version of the National Defense Authorization Act, or NDAA, for Fiscal Year 2026, which includes an amendment prohibiting contracting with certain biotechnology providers. While the amendment includes the same general prohibitions around government funding, contracts, and grants to certain biotechnology companies and entities which contract with such companies, there are certain differences from the versions of the BIOSECURE Act proposed by the prior 118th Congress. Rather than explicitly naming the companies of concern, the amendment defines a “biotechnology company of concern” as an entity that is identified on the annual 1260H List of Chinese military companies, or 1260H List, issued by the U.S. Department of Defense, any entity designated as such by the U.S. government, and certain subsidiaries, parents, affiliates, and successors of the foregoing. In addition, the amendment provides a grandfathering period of five years for entities that are designated by the U.S. government; however, entities identified on the 1260H List are not eligible for such grandfathering period. The House and Senate of the current Congress will need to reconcile their respective versions of the NDAA and therefore it is possible for the language to further change and be amended, or even for the amendment to be removed from the final reconciled version of the NDAA. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government.
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
We received Fast Track designation for CD388 in the United States and may in the future pursue Fast Track designation for other product candidates that we may develop, but we might not receive such future designations, and Fast Track designations may not lead to a faster development or regulatory review or approval process.*
If the FDA determines that a product candidate is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the FDA may grant a product candidate Fast Track designation. Fast Track designation is intended to expedite or facilitate the process for reviewing new drug products meeting the specified criteria and gives the sponsor of a Fast Track product opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. We were granted Fast Track designation for CD388 for the prevention of influenza A and B infection in adults who are at high risk of influenza complications due to underlying immunodeficiency and may not mount an adequate response to influenza vaccine or are at high risk of severe influenza despite influenza vaccination, including those for whom vaccines are contraindicated, and may in the future request Fast Track designation for additional product candidates, however, we cannot assume that any such applications will meet the criteria for that designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development activities.
A Breakthrough Therapy designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.*
We have received Breakthrough Therapy designation from the FDA for CD388 for the prevention of influenza A and B in adults and adolescents who are at higher risk of influenza complications due to underlying immunodeficiency, are at higher risk of severe influenza despite influenza vaccination, or those for whom vaccines are contraindicated. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs that have been designated as Breakthrough Therapies are eligible for Priority Review by the FDA, rolling submission of portions of the NDA and FDA’s organizational commitment involving senior management to provide guidance to the company to help determine the most efficient route to approval. Such interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. However, the reduced timelines may introduce significant chemistry, manufacturing and controls challenges for product development.
Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification and rescind such designations.
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
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.
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
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additionally, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments will remain in effect until 2032 unless additional Congressional action is taken.
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
We expect that additional healthcare reform measures will be adopted within and outside the U.S. in the future, particularly in light of the recent change in administrations. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals, for example, include (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. In the event Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to any of product candidates that may receive regulatory approval, our revenue opportunities may be adversely affected, as our U.S. pricing would have to be reduced to the lowest price paid for the applicable product outside of the United States. In such event, we may choose to forgo the ex-U.S. market to preserve more favorable U.S. pricing. Any of these reform measures could add difficulty to the regulatory approval processes for our product candidates or limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. The continuing efforts of third-party payors to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability and the level of taxes that we are required to pay.

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
Risks Related to U.S. Government Contracts and Grants
Our use of government funding adds uncertainty to our research and commercialization efforts and may impose requirements that increase our costs.*
Contracts funded by the U.S. government and its agencies, including the BARDA Agreement, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts. Such provisions can authorize the government to:
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
•prevent the contractor from transferring the contract to a third party; and
•pursue criminal or civil remedies under the Federal Civil Monetary Penalties Act and the federal civil False Claims Act and similar remedy provisions specific to government agreements.
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
Changes in funding for the FDA, the SEC, and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.*
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If repeated or prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Our business is subject to U.S. government audits, which may be more likely as a result of the BARDA Agreement or if we receive other additional government funding, and a negative audit could adversely affect our business.*
U.S. government agencies routinely audit and investigate government contractors and recipients of Federal grants. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.
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
Laws and regulations affecting government contracts make it more expensive and difficult for us to successfully conduct our business.*
We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult and costly for us to perform our contract obligations and to retain our rights under our government contracts. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:
•the Federal Acquisition Regulation, or FAR, and agency-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;
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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We had 29,335,397 shares of common stock outstanding as of September 30, 2025. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, through the conversion of our Series A Convertible Voting Preferred Stock, or through exercise of warrants and pre-funded warrants, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*
Significant additional capital will be needed to continue our operations as currently planned, including conducting clinical trials, commercialization efforts, expanded R&D activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, new investors could gain rights, preferences and privileges senior to our existing stockholders and our existing stockholders may be materially diluted by such subsequent sales.
As of September 30, 2025, there were 119,912 shares of Series A Convertible Voting Preferred Stock outstanding, which are convertible into an aggregate of 8,393,840 shares of common stock, subject to the limitations on conversion set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock. Additionally, as of September 30, 2025, there were (i) warrants to purchase up to an aggregate of 866 shares of common stock outstanding, each at an exercise price of $230.95 per share and (ii) pre-funded warrants to purchase up to an aggregate of 1,286,786 shares of common stock outstanding, each at an exercise price of $0.0001 per pre-funded warrant share.
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
The U.S. government recently enacted the OBBBA which (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

4.2	Form of Warrant to Purchase Common Stock issued to Pacific Western Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 3, 2016).

4.3	Form of Pre-Funded Warrant to Purchase Common Stock for Private Placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 26, 2024).

10.1**	Award/Contract, dated September 30, 2025, by and between the Registrant and Biomedical Advanced Research and Development Authority.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer required by Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q has been formatted in Inline

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Certain portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K.
‡	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cidara Therapeutics, Inc.

Date: November 6, 2025	By:	/s/ Jeffrey Stein, Ph.D.
Jeffrey Stein, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Frank Karbe
Frank Karbe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)